Form 10-Q
period 2020-09-30
Social Capital Hedosophia Holdings Corp. II
filed 2020-11-05
CIK 1801169

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 4, 2020, there were 41,400,000 Class A ordinary shares, $0.0001 par value per share, and 10,350,000 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

i

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. II

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets
Cash	$250,461	$—
Prepaid expenses	383,761	—
Total Current Assets	634,222	—

Deferred offering costs	—	52,673
Cash and Marketable securities held in Trust Account	414,042,207	—
TOTAL ASSETS	$414,676,429	$52,673

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accrued expenses	$4,362,316	$—
Accrued offering costs	—	52,673
Advance from related party	—	21,631
Promissory note – related party	1,138,497	—
Total Current Liabilities	5,500,813	74,304

Deferred underwriting fee payable	14,490,000	—
TOTAL LIABILITIES	19,990,813	74,304

Commitments

Class A ordinary shares subject to possible redemption, 38,964,589 and no shares at redemption value at September 30, 2020 and December 31, 2019, respectively	389,685,614	—

Shareholders’ Equity (Deficit)
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 2,435,411 and none issued and outstanding (excluding 38,964,589 and no shares subject to possible redemption) at September 30, 2020 and December 31, 2019, respectively	244	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 and one shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	1,035	—
Additional paid-in capital	11,341,549	—
Accumulated deficit	(6,342,826)	(21,631)
Total Shareholders’ Equity (Deficit)	5,000,002	(21,631)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$414,676,429	$52,673

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. II

 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Formation and operating costs	$6,059,583	$6,363,402
Loss from operations	(6,059,583)	(6,363,402)

Other income:
Interest income	16,290	42,207

Net Loss	$(6,043,293)	$(6,321,195)

Weighted average shares outstanding, basic and diluted (1)	12,179,587	10,111,790

Basic and diluted net loss per ordinary share (2)	$(0.50)	$(0.63)

(1)	Excludes an aggregate of 38,964,589 shares subject to possible redemption.
(2)	Net loss per ordinary share – basic and diluted excludes income attributable to ordinary shares subject to possible redemption of $15,332 and $39,725 for the three and nine months ended September 30, 2020, respectively (see Note 2).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. II

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’ (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – January 1, 2020	—	$—	1	$—	$—	$(21,631)	$(21,631)

Cancellation of Class B ordinary share	—	—	(1)	—	—	—	—

Issuance of Class B ordinary shares to Sponsor (1)	—	—	10,350,000	1,035	23,965	—	25,000

Net loss	—	—	—	—	—	—	—

Balance – March 31, 2020	—	—	10,350,000	1,035	23,965	(21,631)	3,369

Sale of 41,400,000 Units, net of underwriting discount and offering expenses	41,400,000	4,140	—	—	391,799,302	—	391,803,442

Sale of 6,133,333 Private Placement Warrants	—	—	—	—	9,200,000	—	9,200,000

Ordinary shares subject to redemption	(39,570,413)	(3,957)	—	—	(395,724,945)	—	(395,728,902)

Net loss	—	—	—	—	—	(277,902)	(277,902)

Balance – June 30, 2020	1,829,587	183	10,350,000	1,035	5,298,322	(299,533)	5,000,007

Change in value of ordinary shares subject to redemption	605,824	61	—	—	6,043,227	—	6,043,288

Net loss	—	—	—	—	—	(6,043,293)	(6,043,293)

Balance – September 30, 2020	2,435,411	$244	10,350,000	$1,035	$11,341,549	$(6,342,826)	$5,000,002

(1)	Included an aggregate of up to 1,350,000 shares that were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full (see Note 7).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. II

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(6,321,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(42,207)
Changes in operating assets and liabilities:
Prepaid expenses	(383,761)
Accrued expenses	4,362,316
Net cash used in operating activities	(2,384,847)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(414,000,000)
Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	406,800,000
Proceeds from sale of Private Placement Warrants	9,200,000
Repayment of advances from related parties	(21,631)
Proceeds from promissory note – related party	1,438,497
Repayment of promissory note – related party	(300,000)
Payment of offering costs	(506,558)
Net cash provided by financing activities	416,635,308

Net Change in Cash	250,461
Cash – Beginning	—
Cash – Ending	$250,461

Non-cash investing and financing activities:
Initial classification of ordinary shares subject to possible redemption	$396,006,810
Change in value of ordinary shares subject to possible redemption	$(6,321,196)
Deferred underwriting fee	$14,490,000
Offering costs included in accrued offering costs	$264,285

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company has one subsidiary, Hestia Merger Sub Inc., a wholly owned subsidiary of the Company incorporated in Delaware on September 9, 2020 (“Merger Sub”).

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from October 18, 2019 (inception) through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and the search for a Business Combination, including activities in connection with the proposed acquisition of Opendoor Labs Inc., a Delaware corporation (“Opendoor”). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $22,196,558 consisting of $7,200,000 of underwriting fees, $14,490,000 of deferred underwriting fees and $506,558 of other offering costs. In addition, at September 30, 2020, cash of $250,461 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Liquidity and Going Concern

As of September 30, 2020, the Company had $250,461 in its operating bank accounts, $414,042,207 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital deficit of $4,866,591. As of September 30, 2020, approximately $42,000 of the amount on deposit in the Trust Account represented interest income.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

On September 30, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $4,000,000. At September 30, 2020, there was $1,138,497 outstanding under the Promissory Note (see Note 5).

The Company may need to raise additional capital through loans or additional investments from its Sponsor, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to (other than pursuant to the Promissory Note), loan the Company additional funds, from time to time or at any time, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months following the date from when the financial statements are issued. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on April 29, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on April 30, 2020 and May 6, 2020. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Cash and Marketable Securities Held in Trust Account

At September 30, 2020, the assets held in the Trust Account were invested in U.S. Treasury securities and money market funds.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020 and December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Ordinary shares subject to possible redemption at September 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per ordinary share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 19,933,333 ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants into ordinary shares is contingent upon the occurrence of future events. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Reconciliation of Net Loss Per Ordinary Share

The Company’s net loss is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2020	2020
Net loss	$(6,043,293)	$(6,321,195)
Less: Income attributable to ordinary shares subject to possible redemption	(15,332)	(39,725)
Adjusted net loss	$(6,058,625)	$(6,360,920)

Weighted average shares outstanding, basic and diluted	12,179,587	10,111,790

Basic and diluted net loss per ordinary share	$(0.50)	$(0.63)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

On September 30, 2020, the Company issued the Promissory Note, pursuant to which the Company may borrow up to an aggregate principal amount of $4,000,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) April 30, 2022 and (ii) the completion of the Business Combination. At September 30, 2020, there was $1,138,497 outstanding under the Promissory Note.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on April 27, 2020, the Company will pay an affiliate of the Sponsor up to $10,000 per month for office space, administrative and support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2020, the Company incurred $30,000 and $50,000 of such fees. As of September 30, 2020, $50,000 is included in accrued expenses in the accompanying condensed consolidated balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to (other than pursuant to the Promissory Note), loan the Company additional funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Merger Agreement

On September 15, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Merger Sub and Opendoor.

Pursuant to the transactions contemplated by the terms of the Merger Agreement (the “Closing”), and subject to the satisfaction or waiver of certain conditions set forth therein, Merger Sub will merge with and into Opendoor, with Opendoor surviving the merger in accordance with the Delaware General Corporation Law (the “DGCL”) and as a wholly owned subsidiary of the Company (the “Merger”) (the transactions contemplated by the Merger Agreement and the related ancillary agreements, the “Opendoor Business Combination”).

As a result of the Merger, among other things, all outstanding shares of common stock of Opendoor will be cancelled in exchange for the right to receive, or the reservation of, in the aggregate, a number of shares of the Company’s Common Stock (as defined below) equal to the quotient obtained by dividing (x) $5,000,000,000 by (y) $10.00.

Prior to the Closing, subject to the approval of the Company’s shareholders, and in accordance with the DGCL, Cayman Islands Companies Law (2020 Revision) (the "CICL") and the Company’s Amended and Restated Memorandum and Articles of Association (as may be amended from time to time, the "Cayman Constitutional Documents"), the Company will effect a deregistration under the CICL and a domestication under Section 388 of the DGCL (by means of filing a certificate of domestication (the "Certificate of Domestication") with the Secretary of State of Delaware), pursuant to which the Company’s jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware (the "Domestication").

In connection with the Domestication, (i) each of the then issued and outstanding Class A ordinary shares, par value $0.0001 per share, of the Company (the "Class A Ordinary Shares"), will convert automatically, on a one-for-one basis, into a share of common stock, par value $0.0001, per share of the Company (after its Domestication) (the "Common Stock"), (ii) each of the then issued and outstanding Class B ordinary shares, par value $0.0001 per share, of the Company (the "Class B Ordinary Shares"), will convert automatically, on a one-for-one basis, into a share of Common Stock, (iii) each then issued and outstanding warrant of the Company will convert automatically into a warrant to acquire one share of Common Stock ("Domesticated Warrant"), and (iv) each then issued and outstanding unit of the Company (the "Cayman Units") will convert automatically into a unit of the Company (after the Domestication) (the "Domesticated Units"), with each Domesticated Unit representing one share of the Company’s Common Stock and one-third of one Domesticated Warrant.

The consummation of the Opendoor Business Combination is subject to certain conditions as further described in the Merger Agreement.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 7. SHAREHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001. The Company’s board of directors will be authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The board of directors will be able to, without shareholder approval, issue preferred shares with voting and other rights that could adversely affect the voting power and other rights of the holders of the ordinary shares and could have anti-takeover effects. At September 30, 2020 and December 31, 2019, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 2,435,411 and no Class A ordinary shares issued or outstanding, excluding 38,964,589 and no Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 10,350,000 and one Class B ordinary shares issued and outstanding, respectively.

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

The following table presents information about the Company's assets that are measured at fair value on a recurring basis at September 30, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020
Assets:
Cash and Marketable securities held in Trust Account	1	$414,042,207

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

Recent Developments

On September 15, 2020, we entered into the Merger Agreement, pursuant to which all outstanding shares of common stock of Opendoor will be cancelled in exchange for the right to receive, or the reservation of, in the aggregate, a number of shares of our Common Stock equal to the quotient obtained by dividing (x) $5,000,000,000 by (y) $10.00. See Note 6 to Item 1 above for a description of the Merger Agreement and the transactions contemplated thereby.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and the search for a Business Combination, including activities in connection with the potential acquisition of Opendoor. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For each of the three months ended September 30, 2020, we had a net loss of $6,043,293, which consisted of operating costs of $6,059,583, offset by interest income on cash and marketable securities held in the Trust Account of $16,290.

For each of the nine months ended September 30, 2020, we had a net loss of $6,321,195, which consisted of operating costs of $6,363,402, offset by interest income on cash and marketable securities held in the Trust Account of $42,207.

Liquidity and Going Concern

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

For the nine months ended September 30, 2020, cash used in operating activities was $2,384,847. Net loss of $6,321,195 was offset by interest earned on cash and marketable securities held in the Trust Account of $42,207 and changes in operating assets and liabilities, which provided $3,978,555 of cash from operating activites.

As of September 30, 2020, we had cash and marketable securities held in the Trust Account of $414,042,207. We may withdraw interest to pay our income taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had cash of $250,461 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to (other than pursuant to the Promissory Note), loan us additional funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrants.

On September 30, 2020, we issued the Promissory Note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $4,000,000. At September 30, 2020, there was $1,138,497 outstanding under the Promissory Note.

We may need to raise additional capital through loans or additional investments from our Sponsor, officers, directors, or third parties. As discussed above, our officers, directors and Sponsor may, but are not obligated to (other than pursuant to the Promissory Note), loan us additional funds, from time to time or at any time, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed consolidated balance sheets.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in certain U.S. government securities with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of September 15, 2020, by and among the Company, Hestia Merger Sub Inc. and Opendoor Labs Inc. (included as Annex A to the proxy statement/prospectus). (2)
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (1)
10.1	Sponsor Support Agreement, dated September 15, 2020, by and among SCH Sponsor II LLC, the Company, each officer and director of the Company and Opendoor Labs Inc. (3)
10.2	Opendoor Holders Support Agreement, dated September 15, 2020, by and among the Company, Opendoor Labs Inc. and certain stockholders of Opendoor Labs Inc. (4)
10.3	Promissory Note, dated September 30, 2020, issued to SCH Sponsor II LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 30, 2020 and incorporated by reference herein.
(2)	Previously filed as exhibit 2.1 to the Company's Registration Statement on Form S-4 filed on October 5, 2020 and incorporated by reference herein.
(3)	Previously filed as Annex B to the proxy statement/prospectus included in the Company's Registration Statement on Form S-4 filed on October 5, 2020 and incorporated by reference herein.
(4)	Previously filed as Annex C to the proxy statement/prospectus included in the Company's Registration Statement on Form S-4 filed on October 5, 2020 and incorporated by reference herein.
+	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOCIAL CAPITAL HEDOSOPHIA HOLDINGS CORP. II

Date: November 4, 2020		/s/ Chamath Palihapitiya
	Name:	Chamath Palihapitiya
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2020		/s/ Steven Trieu
	Name:	Steven Trieu
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)