Form 10-K
period 2020-12-31
Opendoor Technologies Inc.
filed 2021-03-04
CIK 1801169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________.
Commission file number 001-39253
Opendoor Technologies Inc.
(Exact name of registrant as specified in its charter)

Delaware			98-1515020
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

410 N. Scottsdale Road,		Suite 1600
Tempe,	AZ		85281
(Address of Principal Executive Offices)			(Zip Code)
(415) 896-6737
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	OPEN	The Nasdaq Stock Market LLC
Warrants to purchase common stock	OPENW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”“smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting stock held by non-affiliates of Social Capital Hedosophia Holdings Corp. II (“SCH”), our predecessor, on June 30, 2020, based on the closing price of $11.75 for shares of SCH’s Class A ordinary shares, was approximately $486.5 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates.
The number of shares of registrant’s common stock outstanding as of February 26, 2021 was approximately 577,227,618.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2020 are incorporated by reference into Part III of this Annual Report on Form 10-K.

OPENDOOR TECHNOLOGIES INC.

Annual Report On Form 10-K
For Fiscal Year Ended December 31, 2020

i

OPENDOOR TECHNOLOGIES INC.

As used in this Annual Report on Form 10-K, unless the context requires otherwise, references to “Opendoor,” the “Company,” “we,” “us,” and “our,” and similar references refer to Opendoor Technologies Inc. and its wholly owned subsidiaries following the Business Combination (as defined herein) and to Opendoor Labs Inc. prior to the Business Combination.
As a result of the Business Combination completed on December 18, 2020, Opendoor Labs Inc. share and per share amounts presented in this Annual Report on Form 10-K, for periods prior to the Business Combination, have been retroactively converted by application of the exchange ratio of 1.618. For more information regarding the business combination, please see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Business Combination”.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition; business strategy and plans; expectations regarding the impact of COVID-19; market opportunity and expansion and objectives of management for future operations, including our statements regarding the benefits and timing of the roll out of new markets, products, or technology, are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast”, “future”, “intend,” “may,” “might”, “opportunity”, “plan,” “possible”, “potential,” “predict,” “project,” “should,” “strategy”, “strive”, “target,” “will,” or “would”, including their antonyms or other similar terms or expressions may identify forward-looking statements. The absence of these words does not mean that a statement is not forward-looking.

These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions, which involve a number of judgments, risks and uncertainties, including without limitation, risks related to:
•our public securities’ potential liquidity and trading;
•our ability to raise financing in the future;
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•the impact of the regulatory environment and complexities with compliance related to such environment;
•our ability to remediate our material weakness;
•factors relating to our business, operations and financial performance, including:
◦the impact of the COVID-19 pandemic;
◦our ability to maintain an effective system of internal controls over financial reporting;
◦our ability to grow market share in our existing markets or any new markets we may enter;
◦our ability to respond to general economic conditions;
◦the health of the U.S. residential real estate industry;
◦risks associated with our real estate assets and increased competition in the U.S. residential real estate industry;
◦our ability to manage our growth effectively;
◦our ability to achieve and maintain profitability in the future;
◦our ability to access sources of capital, including debt financing and securitization funding to finance our real estate inventories and other sources of capital to finance operations and growth;
◦our ability to maintain and enhance our products and brand, and to attract customers;
◦our ability to manage, develop and refine our technology platform, including our automated pricing and valuation technology;
◦the success of our strategic relationships with third parties; and
◦other factors detailed under the section entitled “Risk Factors” in this Annual Report on Form 10-K.

Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

OPENDOOR TECHNOLOGIES INC.
As a result of a number of known and unknown risks and uncertainties,including without limitation the important factors described in Part I. Item 1A “ Risk Factors” in this Annual Report on Form 10-K, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy or operating results, which could cause a decline in the price of shares of our common stock:
•The COVID-19 pandemic adversely affected our business in 2020. The extent to which COVID-19 will impact our future operations is highly uncertain and cannot be predicted at this time;
•Our business and operating results may be significantly impacted by general economic conditions, the health of the U.S. residential real estate industry and risks associated with our real estate assets;
•We have a history of losses, and we may not achieve or maintain profitability in the future;
•We operate in a competitive and fragmented industry, which could impair our ability to attract users of our products, which could harm our business, results of operations and financial condition;
•We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations;
•Our business is dependent upon access to desirable inventory. Obstacles to acquiring attractive inventory, whether because of supply, competition, or other factors may have a material adverse effect on our business, sales and results of operations;
•We operate in a highly regulated industry and are subject to a wide range of federal, state and local laws, rules and regulations. Failure to comply with these laws, rules and regulations or to obtain and maintain required licenses, could adversely affect our business, financial condition and results of operations;
•Our growth depends in part on the success of our strategic relationships with third parties;
•We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and violation of these privacy obligations could result in a claim for damages, regulatory action, loss of business, or unfavorable publicity; and
•We utilize a significant amount of debt and financing arrangements in the operation of our business, and so our cash flows and operating results could be adversely affected by required payments of debt or related interest and other risks of our debt financing.

OPENDOOR TECHNOLOGIES INC.
PART I
Item 1. Business.
Mission
Our mission is to empower everyone with the freedom to move.
Our Company
We are a leading digital platform for residential real estate. In 2014, we founded Opendoor to reinvent one of life’s most important transactions with a new, radically simple way to buy and sell a home with more convenience, control and cost savings than ever before. By leveraging software, data science, product design and operations, we have rebuilt the entire service model for real estate and have made buying and selling possible on a mobile device. We believe our digital, on-demand experience will be the future of how people buy or sell a home.
Our goal is to redefine residential real estate, the largest undisrupted category in the United States. In 2020 alone, more than 5.6 million existing homes were sold, representing nearly $1.9 trillion in transactions. Additionally, with 66% of Americans living in a home they own, housing is the single largest consumer expenditure in the United States, ahead of transportation, food, insurance, and healthcare.
Yet, in a world with purchases increasingly migrating online, the real estate transaction has largely remained unchanged. The typical process of buying or selling a home is complex, uncertain, time consuming and primarily offline. A traditional home sale requires countless decisions, often brings unexpected costs, and takes approximately three months from start to finish. Ultimately, the consumer is left dissatisfied with a broken, disjointed experience.
We streamline the process of buying and selling a home into a seamless digital experience, eliminating uncertainty for sellers. Sellers can go to Opendoor.com, receive an offer, sign and close on the date of their choice. Buyers can download the Opendoor app, tour and visit homes in a few taps with self-tours, shop for financing at competitive rates, and make an offer, all with just a mobile device. We have built a simple, on-demand way to buy and sell a home.
Over the past five years, customers have shown their desire for our digital, on-demand real estate solution. Since launch, we have bought and sold over 80,000 homes, making us one of the largest buyers and sellers of single family homes in the United States. We have historically achieved growth at scale, with revenue growth of over 100% in each of the four fiscal years preceding 2020, when the COVID-19 pandemic impacted our business. In 2019, we sold almost 19,000 homes and generated $4.7 billion in revenue. In that year, more than 560,000 consumers requested an Opendoor offer on their home, averaging approximately one every minute, and our homes were visited over 1.6 million times, averaging over 4,500 visits per day. Importantly, we have been able to achieve this growth while focusing on delighting customers, as reflected in our average Net Promoter Score of 70 from our sellers.
Since our initial market launch in Phoenix in 2014, we have expanded across the United States and operated in 21 markets as of December 31, 2020: Atlanta, Austin, Charlotte, Dallas-Fort Worth, Denver, Houston, Jacksonville, Las Vegas, Los Angeles, Minneapolis-St. Paul, Nashville, Orlando, Phoenix, Portland, Raleigh-Durham, Riverside, Sacramento, San Antonio, Salt Lake City, Tampa and Tucson.
More importantly, we have just scratched the surface and believe we are in the early stages of the digital transformation of real estate. Over the coming years, we plan on increasing our market share, launching additional cities across the country, and expanding our products and services to become a digital, one-stop shop for buyers and sellers of residential real estate.
Market Overview
Residential real estate remains the largest undisrupted market in the United States:
Residential real estate is a massive offline market.  Approximately 66% of Americans are homeowners, and many more aspire to be. In 2020, there were approximately 5.6 million sales of existing homes, totaling approximately $1.9 trillion of transaction volume with a median home price of $296,700. Online penetration represents less than 1% of home transactions, based on iBuyer (companies that use technology for online residential real estate transactions) volumes in 2019 and 2020.

OPENDOOR TECHNOLOGIES INC.
The current landscape is highly fragmented.  Today, almost 90% of residential real estate transactions involve an agent. There are over two million licensed real estate agents in the United States, who on average complete less than six transactions per year and many of whom do not solely work in real estate. The result is often an inconsistent and frustrating experience for consumers looking for guidance in what is typically the largest financial decision of their lives.
Real estate will migrate online.  Consumers are shifting their spend online and demanding digital-first experiences for greater efficiency, certainty and speed. They are increasingly comfortable with transacting online across retail, food and transportation, and now expect similar experiences in real estate. While the majority of home buyers browse for homes online, the transaction is still largely offline, requiring real estate agents to access homes and requiring physical closings. COVID-19 has increased the demand for digital-first experiences as consumers prioritize safety and convenience. This tailwind has been further heightened by 72 million digitally-native millennials who are jumpstarting their path to homeownership as they work from home, explore less densely populated areas, and pursue more space.
The Problem
The traditional process of buying or selling a home is a lengthy and stressful experience for both the seller and buyer. For the nearly 90% of sellers that list their home on the market using an agent, this is their typical experience:
•Find a listing agent.  Before the seller can list, they must find a qualified agent. 75% of sellers contact only one real estate agent before listing.
•Prepare the home for listing.  The seller often needs to get the home “sale ready” and this preparation requires time and money. Homeowners spend an average of $6,400 to prepare their home for sale just on paint, cleaning and staging, and this spend can be significantly higher if upgrades are necessary to the kitchen, flooring or bathrooms.
•List the home.  A home needs to be listed for over 30 days on average before it goes into contract.
•Host open houses and home visits.  During the process, the seller will host dozens of strangers walking through their home, and deal with the hassle of cleaning up and clearing out, often on short notice and during inconvenient times.
•Receive an offer.  Once an offer is received, the seller has to negotiate the offer, negotiate the closing date, and deal with any contingencies the buyer may have.
•Negotiate repairs or fix issues identified by buyers.  After the offer is accepted, the buyer conducts an inspection, which often forces the seller to re-negotiate the offer or fix issues, increasing the homeowner’s costs and potentially delaying closing.
•Wait for closing.  Once the contract is signed, it still takes an average of 35 days to close. The seller is reliant on the home buyer and a disparate set of counterparties — such as their agent, mortgage broker and escrow officer — to coordinate and complete the closing process.
•Fall-through risk.  Finally, there is an approximately 20% chance the contract falls through between signing and closing (based on average multiple listing services (“MLS”) contract fall through rates in our markets in 2020), forcing the home seller to start the entire process all over again.
Additionally, we estimate approximately two-thirds of home sellers are also home buyers. These customers face an additional set of challenges to line up their home purchase with their sale:
•Contingencies.  Many Americans cannot purchase their next home until they sell their existing home. Few Americans can qualify for two mortgages and few have enough money for two down payments. These buyers often have to submit offers contingent on selling their current home, putting them at a disadvantage versus other buyers.
•The “double move”.  Alternatively, homeowners can sell their current home, move into a rental, and then buy a new home, forcing them to move twice and bear those costs.
Our Solution
Opendoor is an end-to-end real estate platform enabling consumers to buy and sell a home online. Today, our product and service offerings include:
A modern way to sell.  By selling to Opendoor, homeowners can avoid the stress of open houses, home repairs, overlapping mortgages and the uncertainty that can come with listing a home on the open market. Using our mobile app and

OPENDOOR TECHNOLOGIES INC.
website, sellers can receive a competitive cash offer online. Post offer, we conduct a virtual interior home assessment and a contact-free exterior assessment to verify the home data information. Sellers can then select their preferred closing date and close electronically (where permitted). We also recently launched “List with Opendoor” in select markets. This broadens our product suite for potential home sellers and gives them the choice between two superior sales options.
For customers who sell directly to us, we collect a service charge that covers the costs of buying, maintaining, marketing and selling the home. In 2020, our service charge was typically 5% to 8% and varied by market. Our final offer provides the homeowner with certainty and transparency as to their expected sale proceeds. This compares favorably to the traditional listing process, which typically includes an average broker fee of 5% to 6%, as well as a number of additional costs, such as resale concessions, inspection costs, double mortgage payments on two homes, and additional moving and storage costs. Many of these expenses may be unforeseen by the homeowner at the outset.
Customers have responded positively to this modern way of selling. As a result, we achieved a real seller conversion rate of over 30% in 2019 and 2020 (excluding March through August 2020 when we were not fully operational across all markets) . We define real sellers as homeowners who are intent on selling their home and either enter into a contract to sell their home to Opendoor or list their home on the MLS within 60 days after receiving an offer from us. At a 6% service charge, we found that over 40% of real sellers chose to sell their home to Opendoor. Even with a higher service charge of 10%, approximately 20% of real sellers still chose to sell to Opendoor. More importantly, due to our focus on delighting the customer, we have a best-in-class Net Promoter Score of 70 from our sellers.
A modern way to buy.  Opendoor has built an on-demand, seamless and digital home buying experience. Unlike the traditional process that is intermediated by agents, Opendoor home buyers can use our app or website to self-tour or virtually tour homes at their convenience, shop for financing, submit an offer and close on their timeline. In 2019, we also launched “Buy with Opendoor” in select markets, which is a seamless buying experience that taps into Opendoor’s capabilities such as cash offers, home operations, and digital, automated fulfillment for all homes listed on the market.

OPENDOOR TECHNOLOGIES INC.
A modern way to move.  For customers who are both selling and buying, we have built a trade-in product that enables customers to buy and sell in a coordinated transaction, eliminating resale contingencies, double moves and double mortgages.
A digital one-stop shop.  A large number of services revolve around and are dependent on the home transaction. After we have earned our customers’ trust, we are able to introduce a range of services adjacent to the core real estate transaction in a highly convenient and integrated way. Currently, we offer:
•Title and escrow:  We offer customers seamless and integrated title insurance and escrow services through our affiliated companies. In the markets where our affiliates offer title insurance services, we provided title insurance services for over 80% of Opendoor home transactions that closed in 2020.

OPENDOOR TECHNOLOGIES INC.
•Home Loans:  In late 2019, we launched Opendoor Home Loans, a tech-enabled mortgage platform for customers looking to buy or refinance a home. We have built this platform from the ground up and have combined savings, convenience and certainty into a simpler, more transparent mortgage process for customers.
Proprietary Data and Pricing Accuracy in Home Valuation
While the real estate industry lends itself to the use of a plethora of publicly sourceable data, much of this data lacks the quality and specificity essential to accurately price homes. Since Opendoor’s founding, we have built world-class data science capabilities and systematized tooling to gather, aggregate and synthesize an expanding catalog of proprietary, hyperlocal data in order to improve and automate pricing decisions.
•Proprietary offline data.  We have conducted over 180,000 home assessments during which we collect over 100 data points on each home and its surroundings. We have invested in building custom inspection and operator tooling to systematically source and translate home features into a robust data library. Once we have purchased a home, we can collect additional proprietary home-level data through visitor feedback, visitor traffic and duration of visits. These proprietary data points have led us to make over one billion annotations and corrections to MLS and tax assessor data, as well as build out new, non-traditional geospatial data assets, such as power line proximity and road noise level. The additional home level data we collect from local vendors provides structured feedback on each home and further strengthens our data moat.
•Pricing accuracy.  Our unique data works in concert with our pricing algorithms. These algorithms use machine learning to drive pricing decisions through demand forecasting, outlier detection, risk pricing, and inventory management. Over time, we have improved the pricing accuracy of our models as we add new data inputs and refine model logic, improvements that compound with experience and scale. As we have continued to demonstrate improving accuracy, we have also been able to increase our number of fully automated home valuations.
Advancements in model sophistication have accelerated our feedback loops, such that our systems can dynamically adjust to leading market indicators and react to real-time macro- and micro-economic conditions. Our pricing algorithms are designed to dynamically adjust to leading indicators and market conditions so that the business can react to real-time economic conditions. This responsiveness is critical to pricing accurately and maintaining margins, especially in periods of volatility.
Low Cost Transaction Platform
Each component of our real estate business and our customer experience has been custom built from the ground up, focused on creating a scalable and vertically-integrated transaction platform that will delight customers. We have built world-class capabilities in pricing, home operations, fulfillment, capital markets and customer service. Instead of relying on the traditional, inefficient processes in place, we have intentionally developed our systems around technology, automation and centralization. We have demonstrated transaction velocity of over 100 homes per day during our busiest quarters, and our systems have the capacity to support substantially higher volumes. This platform is the foundation of our lower cost structure which allows us to drive down our costs per unit as we scale and, ultimately deliver a lower cost service for customers.
We have established a network of hundreds of local service providers that use our proprietary technology to identify and complete home repairs and maintenance, which optimizes our system to reduce delays, eliminate waste and improve quality, while also capturing additional data. Due to our scale, we have also driven down the cost of materials employed in our home repair processes through volume discounts. In addition, we have designed our home inventory management processes and home access technology to ensure our homes are regularly cleaned, well-maintained and safe to enable our on-demand, self-tour experience.
Strategic Growth Priorities
Our growth strategy is to innovate and execute on the following key strategic priorities:
Increase penetration in existing markets.  Approximately 1.3 million homes were sold in our existing markets in 2020, and our resales represented approximately 0.8% of all transactions in those markets, driving $2.6 billion in revenue. In 2019, approximately 1.1 million homes were sold in our existing markets and our resales represented approximately 1.7% of all transactions in those markets, driving $4.7 billion in revenue. In 2019, our last full year of operations before the onset of the COVID-19 pandemic, we estimate that only 6% of sellers in our markets received an offer from Opendoor and either sold their

OPENDOOR TECHNOLOGIES INC.
home to us or subsequently listed their home on the MLS within 60 days. We are focused on driving penetration and growing market share in our existing markets as we increase awareness and more home sellers and buyers look to transact online.
Expand to new markets.  At 21 markets as of December 2020, we are just scratching the surface today. We believe we have a massive opportunity to expand our reach to the top 100 markets in the United States. Nearly 90% of existing homes in these markets fall into the price range of $100,000 to $750,000, which represents housing inventory that we are confident is in the addressable market for our products and services. In addition, we plan to double the markets we serve in 2021. We select new markets by looking at drivers of supply, demand and affordability, housing stock, cost structure and expected pricing accuracy. We have centralized many of our core pricing, operations and customer service functions, enabling us to efficiently launch new markets and maintain lean teams within each of our markets. Decision making for each home is informed by centralized, robust, data-driven playbooks that allow us to drive consistency across our markets and reach profitability in new markets more quickly.
Expand product and service offerings.  In line with our focus on delivering a seamless experience, we are building a digital one-stop shop to move. In many of our markets, we already offer tech-enabled title insurance, escrow and mortgage services. We plan to add additional services over time to further simplify the transaction and delight customers, such as home insurance, home warranty, moving and storage, and home repair and maintenance.
Marketing
Our sales and marketing efforts utilize a multichannel approach, including paid advertising, earned media and partnerships, with a focus on efficiency and low-cost growth. As our market footprint has expanded, we have optimized our marketing strategy with advanced audience segmentation methodologies and improved targeting and attribution, and have recently added broad reach channels that allow us to responsibly scale brand awareness. Earned media and online real estate partnerships with leading industry brands diversify our media mix and reduce the cost of customer acquisition.
Competition
The U.S. housing market is highly competitive and fragmented, with over five million residential real estate transactions per year. We compete directly with traditional, offline real estate brokers and agents, other iBuyers, and a range of industry service providers, including mortgage originators, title and escrow companies, and home warranty and home insurance providers. We believe that our customer-focused values, vertically-integrated business model, and technology differentiate us from our competitors and provide a meaningful and sustainable competitive advantage.
Our Values and People
Our values.  Our values reflect how we will deliver on our goal to build a once in a generation company and include a focus on the customer, a culture of frugality, continuous invention, and ruthless execution against results:
•Start and end with the customer.  We invent, build and execute to improve the lives of our customers. We put in the hard work to delight customers, even when no one is looking.
•Act from ownership.  When we see a problem, we roll up our sleeves and fix it. We hold ourselves accountable because it is our home and it is our responsibility to take care of it.
•Build openness.  We are open, honest and direct about problems and seek the truth. We assume good intentions and treat feedback as a gift.
•BPS for Breakfast.  We eat “BPS (or basis points) for breakfast” — meaning we are always looking for where we can take costs out of the transaction — so we can put more money in the pockets of our customers. We will win by building the lowest cost platform.
•1% Better Every Day.  We value a growth mindset and operate from a place of humility. We are energized by constantly improving.
•Startup mentality.  We move fast, operate with urgency, and have a bias towards action without sacrificing quality. We are relentlessly resourceful.
•One Team, One Dream.  Our superpower is a diverse community that combines technology, operational excellence, talent and respect. We work through teams and care for each other professionally and personally. We honor and respect our diverse workforce and actively work to ensure everyone feels represented.

OPENDOOR TECHNOLOGIES INC.
•Results matter.  We focus on outputs and outcomes and hold ourselves accountable to hitting ambitious goals. We have a high quality bar and pay attention to the pixels, words, and results.
•Celebrate moments.  We work tirelessly for our customers and teammates so we take the time to celebrate moments large and small.
Employees.
As of December 31, 2020, we employed 1,048 individuals in our offices across the United States. None of our employees are currently represented by a labor organization or a party to any collective bargaining.
Technology
Our business is driven by data and technology at all stages of the home buying and selling process. We have assembled a team of engineers, data scientists, designers and product managers whose expertise spans a broad range of technical areas to build our proprietary technology for pricing and home assessment, access and management. We use technological innovations where possible to increase efficiency and scale our business.
We currently use third-party cloud computing services to allow us to quickly and efficiently scale up our services without upfront infrastructure costs, allowing us to maintain our focus on building great products. We also use third party services to allow customers to digitally sign contracts, upload videos of their home and manage customer support services.
Intellectual Property
We rely on trademarks, domain names, patents, copyrights, trade secrets, contractual provisions and restrictions on access and use to establish and protect our proprietary rights.
As of December 31, 2020, we have 20 trademark registrations and applications, including registrations for “Opendoor” and the Opendoor logo. As of December 31, 2020, we have 15 pending patent applications covering various technologies including our home management technology and our back office management technology.
We are the registered holder of a variety of domestic domain names, including “opendoor.com”.
In addition to the protection provided by our intellectual property rights, we enter into confidentiality and proprietary rights agreements with certain of our employees, consultants, contractors and business partners. Certain of our employees and contractors are also subject to invention assignment agreements. We further control the use of our proprietary technology and intellectual property through provisions in both our general and product-specific terms of use on our website.
Government Regulation
We operate in highly regulated businesses through a number of different channels across the United States. As a result, we are currently subject to a variety of, and may in the future become subject to additional, federal, state and local statutes and regulations in various jurisdictions (as well as judicial and administrative decisions and state common law), which are subject to change at any time, including laws regarding the real estate and mortgage industries, settlement services, insurance, mobile and internet based businesses and other businesses that rely on advertising, as well as data privacy and consumer protection laws, and employment laws.
In particular, the advertising, sale, and financing of homes is highly regulated by states in which we do business, as well as the U.S. federal government. Regulatory bodies include the Consumer Financial Protection Bureau (“CFPB”), the Federal Trade Commission (“FTC”), the Department of Justice (“DOJ”), the Department of Housing and Urban Development (“HUD”), and various state licensing authorities, various state consumer protection agencies, various state financial regulatory agencies and various state insurance agencies. We are subject to compliance audits of our operations by many of these authorities. For a discussion of the various risks we face from regulation and compliance matters, see “Item 1A. Risk Factors — Risks Related to Regulatory Compliance and Legal Matters”.
Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, may be applicable to our business, such as the Telephone Consumer Protection Act (“TCPA”), the Telemarketing Sales Rule, the CAN-SPAM Act, and similar state consumer protection laws. Through our various subsidiaries, we also originate mortgage loans, buy and sell homes, provide real estate brokerage, title insurance and

OPENDOOR TECHNOLOGIES INC.
settlement services, and provide other product offerings, which results in us receiving or facilitating transmission of personally identifiable information. This information is increasingly subject to legislation and regulation in the United States. These laws and regulations are generally intended to protect the privacy and security of personal information, including customer Social Security Numbers and credit card information that is collected, processed and transmitted. These laws also can restrict our use of this personal information for other commercial purposes.
In order to provide the broad range of products and services that we offer customers, certain of our subsidiaries maintain real estate brokerage, title insurance and escrow, property and casualty insurance and mortgage licenses, and we may in the future apply for additional licenses as our business grows and develops. These entities are subject to stringent state and federal laws and regulations, including, but not limited to, the Real Estate Settlement Procedures Act (“RESPA”) and those administered by applicable state departments of real estate, banking, insurance and consumer services, and to the scrutiny of state and federal government agencies as licensed businesses as noted above. As of December 31, 2020:
•Opendoor Brokerage LLC, Opendoor Brokerage Inc. and OD Homes Brokerage Inc. (formerly known as Open Listings Co.), hold real estate brokerage licenses in all our markets and certain other states.
•OS National LLC, and its subsidiaries, OSN Texas LLC and OSN Alabama LLC, are licensed as title agents in 27 states. In addition, OS National LLC is licensed as an escrow agent in six states.
•Opendoor Home Loans LLC holds mortgage banking/lending licenses in eight states.
•Digital Opendoor Insurance Services LLC holds insurance producer licenses for property and casualty lines in Arizona, California and Texas.
Mortgage products are regulated at the state level by licensing authorities and administrative agencies, with additional oversight from the CFPB and other federal agencies. These laws generally regulate the manner in which lending and lending-related activities are marketed or made available to consumers, including, but not limited to, advertising, finding and qualifying applicants, the provision of consumer disclosures, payments for services, and record keeping requirements; these laws include, at the federal level, the RESPA, the Fair Credit Reporting Act (as amended by the Fair and Accurate Credit Transactions Act), the Truth in Lending Act (including the Home Ownership and Equity Protection Act of 1994), the Equal Credit Opportunity Act, the Fair Housing Act, the Gramm-Leach-Bliley Act, the Electronic Fund Transfer Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Homeowners Protection Act, the Home Mortgage Disclosure Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, the Federal Trade Commission Act, the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, the Bank Secrecy Act (including the Office of Foreign Assets Control and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act), the TCPA, the Mortgage Acts and Practices Advertising Rule (Regulation N), the CARES Act, all implementing regulations, and various other federal, state and local laws. The CFPB also has broad authority to enforce prohibitions on practices that it deems to be unfair, deceptive or abusive. Additionally, state and local laws may restrict the amount and nature of interest and fees that may be charged by a lender or mortgage broker, impose more stringent privacy requirements and protections for servicemembers, and/or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise.
For certain licenses, we are required to designate individual licensed brokers of record, qualified individuals and control persons.
Seasonality
For information regarding the seasonality of our business, please see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting our Business Performance”.
Corporate History and Background
Social Capital Hedosophia Holdings Corp. II (“SCH”) was initially formed on October 18, 2019 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses.
We entered into a merger agreement (the “Merger Agreement”) with SCH on September 15, 2020. Pursuant to the Merger Agreement, Hestia Merger Sub Inc., a newly formed subsidiary of SCH (“Merger Sub”), merged with and into Opendoor Labs Inc. Upon the completion of the transactions contemplated by the terms of the Merger Agreement (the “Closing”) on December 18, 2020, the separate corporate existence of Merger Sub ceased and Opendoor Labs Inc. survived the merger and became a wholly owned subsidiary of SCH. On December 18, 2020, SCH also filed a notice of deregistration with the Cayman Islands

OPENDOOR TECHNOLOGIES INC.
Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which SCH was domesticated as a Delaware corporation, changing its name from “Social Capital Hedosophia Holdings Corp. II” to “Opendoor Technologies Inc.” We refer to these transactions collectively as the “Business Combination.”
The Business Combination was accounted for as a reverse recapitalization, in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Under the guidance in ASC 805, we were treated as the “acquired” company for financial reporting purposes. Opendoor Labs Inc. was deemed the accounting predecessor of the combined business, and we, as the parent company of the combined business, were the successor SEC registrant, meaning that our financial statements for previous periods will be disclosed in the registrant’s future periodic reports filed with the SEC. For further information regarding the Business Combination, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Available Information
We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information. Our SEC filings are available to the public at the SEC's website at http://www.sec.gov. We make available on our website at www.opendoor.com, free of charge, copies of these reports and any amendments as soon as reasonably practicable after filing or furnishing them with the SEC.
Item 1A. Risk Factors.
In the course of conducting our business operations, we are exposed to a variety of risks. These risks are generally inherent to the U.S. residential real estate industry or otherwise generally impact iBuyers like us. Any of the risk factors we describe below have affected or could materially adversely affect our business, financial condition and results of operations. The market price of shares of our common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Certain statements in “Risk Factors” are forward-looking statements. See “Forward-Looking Statements.”
Risks Related to Our Business and Industry
The COVID-19 pandemic adversely affected our business in 2020. The extent to which COVID-19 will impact our future operations is highly uncertain and cannot be predicted at this time.
Our success depends on a high volume of residential real estate transactions throughout the markets in which we operate. This transaction volume affects all of the ways that we generate revenue, including our ability to acquire new homes and generate associated service fees, our ability to sell homes that we own, the generation of commissions from our brokerage business, the number of loans our mortgage business originates and resells, and the number of transactions our title and settlement business closes. The COVID-19 pandemic significantly and adversely affected our business beginning in March 2020 when governmental authorities put in place limitations on in-person activities related to the sale of residential real estate. As a result of these restrictions and safety concerns for our customers and employees, we paused acquisitions of homes beginning in March 2020 and sold down the home inventory on our platform during the second and third quarters of 2020. We resumed making acquisitions of homes across all of our markets in August 2020. The extent to which COVID-19 will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time.
We believe that COVID-19’s impact on our transaction volume depends in part on the impact of ongoing and potential future limitations imposed by governmental authorities on processes and procedures attendant to residential real estate transactions, such as in-home inspections and appraisals and in-person showings and county recordings, as well as COVID-19’s overall impacts on the U.S. economy. We believe that consumer spending on real estate transactions may be adversely affected by a number of macroeconomic factors related to COVID-19, including but not limited to:
•increased unemployment rates and stagnant or declining wages;
•decreased consumer confidence in the economy and recessionary conditions;
•volatility and declines in the stock market and lower yields on individuals’ investment portfolios; and
•more stringent mortgage financing conditions, including increased down payment requirements.

OPENDOOR TECHNOLOGIES INC.
Our business and operating results may be significantly impacted by general economic conditions, the health of the U.S. residential real estate industry and risks associated with our real estate assets.
Our success depends, directly and indirectly, on general economic conditions, the health of the U.S. residential real estate industry, particularly the single family home resale market, and risks generally incident to the ownership of residential real estate, many of which are beyond our control. A number of factors could have a negative impact and harm our business, including the following:
•downturns in the U.S. residential real estate market — both seasonal and cyclical — which may be due to one or more factors, whether included in this list or not;
•the continuing and future impact of the COVID-19 pandemic on buying and selling trends in the residential real estate market;
•potential governmental or regulatory changes or requirements in response to the COVID-19 pandemic that may affect our business;
•changes in national, regional, or local economic, demographic or real estate market conditions;
•slow economic growth or recessionary or inflationary conditions;
•increased levels of unemployment or declining wages;
•declines in the value of residential real estate and/or the pace of home appreciation, or the lack thereof;
•illiquidity in residential real estate;
•overall conditions in the housing market, including macroeconomic shifts in demand, and increases in costs for homeowners such as property taxes, homeowners’ association fees and insurance costs;
•low levels of consumer confidence in the economy and/or the U.S. residential real estate industry;
•low home inventory levels or lack of affordably priced homes;
•increased mortgage interest rates or down payment requirements and/or restrictions on mortgage financing availability;
•changes in household debt levels;
•volatility and general declines in the stock market;
•federal, state, or local legislative or regulatory changes that would negatively impact owners or potential purchasers of single family homes or the residential real estate industry in general, such as the Tax Cuts and Jobs Act of 2017, which limited deductions of certain mortgage interest expenses and property taxes; or
•natural disasters, such as hurricanes, windstorms, tornadoes, earthquakes, wildfires, floods, hailstorms and other events that disrupt local, regional, or national real estate markets.
We have a history of losses, and we may not achieve or maintain profitability in the future.
We have incurred net losses on an annual basis since we were founded. We incurred net losses of $287 million, $339 million, and $240 million for the years ended December 31, 2020, 2019, and 2018, respectively. We had an accumulated loss of $1,077 million and $790 million as of December 31, 2020 and 2019, respectively. We expect to continue to make future investments in developing and expanding our business, including technology, recruitment and training, marketing and pursuing strategic opportunities. These investments may not result in increased revenue or growth in our business. Additionally, we may incur significant losses in the future for a number of reasons, including:
•our inability to grow market share in our existing markets or any new markets we may enter;
•our expansion into new markets, for which we typically incur more significant losses immediately following entry;
•increased competition in the U.S. residential real estate industry;
•changes in our fee structure or rates;
•our failure to accurately price homes we acquire;
•our failure to realize anticipated efficiencies through our technology and business model;
•costs associated with enhancements of our products;

OPENDOOR TECHNOLOGIES INC.
•our failure to execute our growth strategies;
•declines in U.S. residential real estate transaction volumes;
•increased marketing costs;
•lack of access to housing market data that is used in our pricing models at reasonable cost;
•hiring additional personnel to support our overall growth;
•loss in value of real estate or potential impairments in the value of our assets due to changes in market conditions in the area in which real estate or assets are located;
•increases in costs associated with holding our real estate inventories, including financing costs;
•the availability of debt financing and securitization funding to finance our real estate inventories; and
•unforeseen expenses, difficulties, complications and delays, and other unknown factors.
Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future. Moreover, as we continue to invest in our business, we expect expenses to continue to increase in the near term. These investments may not result in increased revenue or growth in our business. If we fail to manage our losses or to grow our revenue sufficiently to keep pace with our investments and other expenses, our business will be harmed. In addition, as a public company, we will also incur significant legal, accounting and other expenses that we did not incur as a private company.
Because we incur substantial costs and expenses from our growth efforts before we receive any incremental revenues with respect thereto, we may find that these efforts are more expensive than we currently anticipate or that these efforts may not result in an increase in revenues to offset these expenses, which would further increase our losses.
Our limited operating history makes it difficult to evaluate our current business and future prospects.
Our business model and technology is still nascent compared to the business models of the incumbents in the U.S. residential real estate industry. We launched our first market in 2014 and do not have a long operating history. Our operating results are not predictable and our historical results may not be indicative of our future results. Few peer companies exist and none have yet established long-term track records that might assist us in predicting whether our business model and strategy can be implemented and sustained over an extended period of time. It may be difficult for you to evaluate our potential future performance without the benefit of established long-term track records from companies implementing a similar business model. We may encounter unanticipated problems as we continue to refine our business model and may be forced to make significant changes to our anticipated sales and revenue models to compete with our competitors’ offerings, which may adversely affect our results of operations and profitability.
We operate in a competitive and fragmented industry, which could impair our ability to attract users of our products, which could harm our business, results of operations and financial condition.
We operate in a competitive and fragmented industry, and we expect competition to continue to increase. We believe that our ability to compete depends upon many factors both within and beyond our control, including the following:
•the financial competitiveness of our products for consumers;
•the volume of our customers;
•the timing and market acceptance of our products, including new products offered by us or our competitors;
•our selling and marketing efforts;
•our customer service and support efforts;
•our continued ability to develop and improve our technology to support our business model;
•customer adoption of our platform as an alternative to traditional methods of buying and selling residential real estate; and
•our brand strength relative to our competitors.
Our business model depends on our ability to continue to attract customers to our digital platform and the products we offer and enhance their engagement with our products in a cost-effective manner. New entrants continue to join our market

OPENDOOR TECHNOLOGIES INC.
categories at a rapid pace. Our existing and potential competitors include companies that operate, or could develop, national and/or local real estate businesses offering services, including real estate brokerage services, mortgage, and title insurance and escrow services, to home buyers or sellers.
Many of our competitors have well-established national reputations and may market similar products and services. Several of these companies are larger than us and have significant competitive advantages, including better name recognition, greater resources, lower cost of funds and additional access to capital, and more types of offerings than we currently do. These companies may also have higher risk tolerances or different risk assessments than we do. In addition, these competitors could devote greater financial, technical and other resources than we have available to develop, grow or improve their businesses. If we are not able to continue to attract customers to our platform and products, our business, results of operations and financial condition will be harmed.
We have experienced rapid growth since inception which may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to manage our growth effectively.
We have experienced rapid growth and demand for our products since inception. We expect that, in the future, even if our revenue increases, our rate of growth may decline. In any event, we will not be able to grow as fast or at all if we do not, among other things:
•increase the number of customers using our platform;
•acquire sufficient inventory at an attractive cost and quality to meet the increasing demand for our homes;
•increase customer conversion;
•increase our market share within existing markets and expand into new markets;
•increase our brand awareness;
•retain adequate availability of financing sources; and
•obtain necessary capital to meet our business objectives.
Furthermore, in order to preserve our market position, we may expand into new markets or launch new products or services in existing or new markets more quickly than we would if we did not operate in such a highly competitive industry. Expanding into new markets may prove to be challenging as some markets may have very different characteristics than the markets we currently operate in, some of which may be unanticipated or unknown to us. These differences may result in greater pricing inaccuracies, as well as higher capital requirements, hold times, repair costs and transaction costs that may result in those markets being less profitable for us than those that we currently operate in.
Prospective sellers and buyers of homes may choose not to transact online, which would prevent us from growing our business.
Our success depends, in part, on our ability to attract customers who have historically purchased homes through more traditional channels. The online market for homes is significantly less developed than the online market for other goods and services such as books, music, travel and other consumer products. If this market does not gain widespread acceptance, our business may suffer. Furthermore, we may have to incur significantly higher and more sustained advertising and promotional expenditures or offer more incentives than we currently anticipate in order to attract consumers to our platform and convert them into sellers or buyers. If the online market for residential real estate does not continue to develop and grow, our business will not grow and our business, financial condition and results of operations could be materially and adversely affected.
Our business is dependent upon our ability to accurately price and portfolio manage inventory and an ineffective pricing or portfolio management strategy may have a material adverse effect on our business, sales and results of operations.
We appraise and price the homes we buy and sell using data science and proprietary algorithms based on a number of factors, including our knowledge of the real estate markets in which we operate. This assessment includes estimates on time of possession, market conditions, renovation costs and holding costs, and anticipated resale proceeds. Conversion rates and customer satisfaction may be negatively impacted if valuations are too low and/or fees are too high. Additionally, following our acquisition of a home, we may need to decrease our anticipated resale price for that home if we discover defects or other conditions requiring remediation or impacting the value of the home that were unknown to us at the time of acquisition. We may be unable to acquire or sell inventory at attractive prices or to finance and manage inventory effectively, and accordingly

OPENDOOR TECHNOLOGIES INC.
our revenue, gross margins and results of operations would be affected, which could have a material adverse effect on our business, financial condition and results of operations.
Property values may decline during the time between when we make an offer to purchase a home and when the closing of the purchase actually occurs and may adversely affect our business.
The time between when we make an offer to purchase a property and when we close the purchase can vary from weeks to several months, depending on the needs of our customers. In the interim period, there can be adverse impacts on the value or liquidity profile of the home. We may not be able to or wish to renegotiate or cancel a contract because doing so would negatively impact customer satisfaction and our brand, and potentially subject us to loss of our earnest money deposit or litigation. In the event the value of such homes declines significantly, we could experience losses, which in the aggregate could be detrimental to our business and results of operations.
Our business is dependent upon our ability to expeditiously sell inventory. Failure to expeditiously sell our inventory could have an adverse effect on our business, sales and results of operations. Holding homes in inventory exposes us to risks, such as increased holding costs.
Our purchases of homes are based in large part on our estimates of projected demand. If actual sales are materially less than our forecasts, we would experience an over-supply of inventory. An over-supply of home inventory will generally cause downward pressure on our sales prices and margins and increase our average days to sale. Our inventory of homes purchased has typically represented a significant portion of total assets. Having such a large portion of our total assets in the form of non-income producing homes inventory for an extended period of time subjects us to significant holding costs, including financing expenses, maintenance and upkeep expenses, insurance expenses, property tax expenses, homeowners’ association fees, other expenses that accompany the ownership of residential real property and increased risk of depreciation of value. If we have excess inventory or our average days to sale increases, the results of our operations may be adversely effected because we may be unable to liquidate such inventory at prices that allow us to meet margin targets or to recover our costs.
We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
We have identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to our general information technology controls, including the design and implementation of access and change management controls. Additionally, key components of the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework have not been fully implemented, including control and monitoring activities relating to: (1) electing and developing general control activities over technology to support the achievement of objectives; and (2) electing, developing, and performing ongoing and/or separate evaluations to ascertain whether the components of internal control are present and functioning.
We have engaged a third party consultant and are in the process of designing and implementing measures to improve our internal control over financial reporting to remediate this material weakness. While we are designing and implementing measures to remediate the material weakness, we cannot predict the success of such measures or the outcome of our assessment of these measures at this time. We can give no assurance that these measures will remediate the deficiencies in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to a restatement of our financial statements or cause us to fail to meet our reporting obligations.
As a public company, beginning with our second annual report on Form 10-K, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for future annual reports on Form 10-K to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting in future annual reports report on Form 10-K to be filed with the SEC. We will be required to disclose changes made in our internal controls and procedures on a quarterly basis. Failure to comply with the Sarbanes-Oxley

OPENDOOR TECHNOLOGIES INC.
Act could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources. We have begun the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 in the future, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.
We experience seasonality and our operating results are likely to fluctuate on a quarterly and annual basis, and, as a result, our historical performance may not be a meaningful indicator of future performance.
We expect our revenue and results of operations to vary significantly from period to period in the future, based in part on, among other things, consumers’ home buying patterns. The residential real estate market is seasonal, with greater demand from home buyers in the spring and summer, and typically weaker demand in late fall and winter, resulting in fluctuations in the quantity, speed and price of transactions on our platform. We expect our financial results and working capital requirements to reflect seasonal variations over time, although our growth and market expansion have obscured the impact of seasonality in our historical financials to date and may continue to do so.
In addition, our operating results are tied to certain key business metrics that have fluctuated in the past and are likely to fluctuate in the future. As a result of such variability, our historical performance, including from recent quarters or years, may not be a meaningful indicator of future performance and period-to-period comparisons also may not be meaningful.
If we do not innovate or provide customers with an efficient and seamless transaction experience, our business could be harmed.
The industry for residential real estate transaction services, technology, information marketplaces and advertising is dynamic, and the expectations and behaviors of customers and professionals shift constantly and rapidly. Our success depends on our continued innovation to provide new, and improve upon existing, products that make real estate transactions faster, easier and less stressful for our customers. As a result, we must continually invest significant resources in research and development to improve the attractiveness and comprehensiveness of our products, enable smoother and more efficient real estate transactions, adapt to changes in technology and support new devices and operating systems. Changes or additions to our products may not attract or engage our customers, and may reduce confidence in our products, negatively impact the quality of our brands, upset other industry participants, expose us to increased market or legal risks, subject us to new laws and regulations or otherwise harm our business. Furthermore, if we are unable to successfully anticipate or keep pace with industry changes and provide products that our customers want to use, on the devices they prefer, then those customers may become dissatisfied and use competitors instead. If we are unable to continue offering high-quality, innovative products, we may be unable to attract additional customers and real estate partners or retain our current customers and real estate partners, which could harm our business, results of operations and financial condition.
Our business model and growth strategy depend on our marketing efforts and ability to attract buyers and sellers to our platform in a cost-effective manner.
Our long-term success depends in part on our ability to continue to attract more buyers and sellers to our platform in each of our markets. We believe that an important component of our growth will be the growth of potential customers to our website. Our marketing efforts may not succeed for a variety of reasons, including changes to search engine algorithms, ineffective campaigns across marketing channels, and limited experience in certain marketing channels like television. External factors beyond our control may also affect the success of our marketing initiatives, such as filtering of our targeted communications by email servers, buyers and sellers failing to respond to our marketing initiatives, and competition from third parties. Any of these factors could reduce the number of customers coming to our platform.
Our business model relies on our ability to scale rapidly and to decrease incremental customer acquisition costs as we grow. If we are unable to recover our marketing costs through increases in customer traffic and in the number of transactions by users of our platform, or if our broad marketing campaigns are not successful or are terminated, it could have a material adverse effect on our growth, results of operations and financial condition.
Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to expand our customer base will be impaired.
We believe that the brand identity that we have developed has significantly contributed to the success of our business and maintaining and enhancing the “Opendoor” brand is critical to expanding our customer base and current and future partners. If

OPENDOOR TECHNOLOGIES INC.
we fail to promote and maintain the “Opendoor” brand, or if we incur excessive expenses in this effort, our business, operating results and financial condition could be adversely affected.
Our decision to expand existing product and service offerings into new markets or to launch new product or service offerings may consume significant financial and other resources and may not achieve the desired results.
We regularly evaluate expanding our products into new markets or launching new product offerings in existing or new markets. Any expansion or new offering requires significant expenses and the time of our key personnel, particularly at the outset of the process. We typically experience increased losses in new markets as we adjust to competitive environments with which we are unfamiliar and invest to build our brand presence within those markets. Our plans to expand and deepen our market share in our existing markets and possibly expand into additional markets is subject to a variety of risks and challenges. These risks and challenges include the varying economic and demographic conditions of each market, competition from local and regional residential brokerage firms, variations in transaction dynamics, and pricing pressures. We cannot assure you that we will be able to increase revenues and create business model efficiencies in new markets in the manner we have in our more mature existing markets.
Housing markets and housing stock in different areas can vary widely and certain markets may be more adaptable to our current business model than others. As we continue to expand, we may launch our product in markets that prove to be more challenging for our business model. As we expand from markets with a relatively new and homogeneous housing stock to markets with older and more diverse housing stock, we will have to adapt our business and operations to local conditions. The valuation technologies and systems that we currently use may not be as effective at accurately valuing homes in markets with older and more diverse housing stock. In addition, homes that we purchase in markets with relatively older housing stock may require more capital expenditures on improvements and repairs. We may also expand into markets with higher average home prices and fewer available homes within our target price range. If we are unable to adapt to these new markets and scale effectively, our business and results of operations may be adversely affected.
New markets and new product offerings may also subject us to new regulatory environments, which could increase our costs as we evaluate compliance with the new regulatory regime. Notwithstanding the expenses and time devoted to expanding an existing product offering into a new market or launching a new product offering, we may fail to achieve the financial and market share goals associated with the expansion.
If we cannot manage our expansion efforts efficiently, our market share gains could take longer than planned and our related costs could exceed our expectations. In addition, we could incur significant costs to seek to expand our market share, and still not succeed in attracting sufficient customers to offset such costs.
A significant portion of our costs and expenses are fixed, and we may not be able to adapt our cost structure to offset declines in our revenue.
A significant portion of our expenses are fixed and do not vary proportionately with fluctuations in revenues. We need to maintain and continue to increase our transaction volumes to benefit from operating efficiencies. When we operate at less than expected capacity, fixed costs are inflated and represent a larger percentage of overall cost basis and percentage of revenue. Certain services we use, subscriptions and fees have fixed costs and are necessary for operation of the business. The other portion of fixed costs are necessary in order to invest in future growth. Given the early stage of our business, we cannot assure you that we will be able to rationalize our fixed costs.
Our growth depends in part on the success of our strategic relationships with third parties.
In order to grow our business, we anticipate that we will continue to depend on relationships with third parties, such as settlement service providers, lenders, real estate agents, valuation companies, vendors we use to service and repair our homes, third party partners we rely on for referrals, such as homebuilders and online real estate websites, and institutional buyers of our inventory, such as single family rental REITs. Identifying partners, and negotiating and documenting agreements with them, and establishing and maintaining good relationships requires significant time and resources.
In addition, we rely on our relationships with MLS providers in all our markets both as key data sources for our pricing and for listing our inventory for resale. Many of our competitors and other real estate websites have similar access to MLSs and listing data and may be able to source real estate information faster or more efficiently than we can. If we lose existing relationships with MLSs and other listing providers, whether due to termination of agreements or otherwise, changes to our

OPENDOOR TECHNOLOGIES INC.
rights to use or timely access listing data, an inability to continue to add new listing providers or changes to the way real estate information is shared, our ability to price or list our inventory for resale could be impaired and our operating results may suffer.
If we are unsuccessful in establishing or maintaining successful relationships with third parties, our ability to compete in the marketplace or to grow our revenues could be impaired and our operating results may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer usage of our product or increased revenues.
We rely on information supplied by prospective sellers in pricing homes and use technology to conduct physical inspections remotely.
We make offers based on our review of offer requests completed by the prospective seller. While we may seek to confirm or build on information provided in such an offer request through our own due diligence, we rely on the information supplied to us by prospective sellers to make offer decisions, and we cannot be certain that this information is accurate. If owner-supplied information is inaccurate, we may make poor or imperfect pricing decisions and our portfolio may contain more risk than we believe. We are also experimenting with conducting our pre-closing visual inspections of homes remotely through videos submitted to us by the sellers and this shift has been accelerated by health concerns associated with COVID-19, and this change may become permanent. It is possible that these video inspections may not be effective in identifying undisclosed issues, conditions or defects that an in-person inspection might otherwise reveal, which could result in us incurring unforeseen costs during the resale process.
Declining real estate valuations and impairment charges could result in recording impairment charges and may also adversely affect our financial condition and operating results.
There are risks inherent in owning properties and inventory risks are substantial for our business. Home prices can be volatile and the values of our inventory may fluctuate significantly and we may incur impairment charges due to changes in market conditions and/or economic sentiment. We periodically review the value of our properties to determine whether their value, based on market factors and generally accepted accounting principles, has permanently decreased such that it is necessary or appropriate to take an impairment loss in the relevant accounting period. Such a loss would cause an immediate reduction of net income in the applicable accounting period and would be reflected in a decrease in our balance sheet assets. Even if we do not determine that it is necessary or appropriate to record an impairment loss, a reduction in the intrinsic value of a property would become manifest over time through reduced income from the property and would therefore affect our earnings and financial condition.
Our business is concentrated in certain geographic markets. Exposure to local economies, regional downturns or severe weather or catastrophic occurrences or other disruptions or events may materially adversely affect our financial condition and results of operations.
As of December 31, 2020, we were in 21 markets across the United States. For the year ended December 31, 2020, a majority of our revenue was generated from our top five markets by revenue. As a result, local and regional conditions in these markets, including those arising from COVID-19’s impacts, may differ significantly from prevailing conditions in the United States or other parts of the country. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenues and profitability. These risks include, without limitation: possible declines in the value of real estate; risks related to general and local economic conditions; demographic and population shifts and migration; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; increased labor costs; unemployment; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; and uninsured damages from floods, hurricanes, earthquakes or other natural disasters.
In addition, our top markets are primarily larger metropolitan areas, where home prices and transaction volumes are generally higher than other markets in the United States. To the extent people migrate outside of these markets due to lower home prices or other factors, and this migration continues to take place over the long-term, then the relative percentage of residential housing transactions may shift away from our historical top markets where we have generated most of our revenue. If we are unable to effectively adapt to any shift, including failing to increase revenue from other markets, then our financial performance may be harmed.
Our business is dependent upon access to desirable inventory. Obstacles to acquiring attractive inventory, whether because of supply, competition, or other factors may have a material adverse effect on our business, sales and results of operations.

OPENDOOR TECHNOLOGIES INC.
We primarily acquire homes directly from consumers and there can be no assurance of an adequate supply of such homes on terms that are attractive to us. There can be no assurance that the supply of desirable homes will be sufficient to meet our needs. A reduction in the availability of or access to inventory could have a material adverse effect on our business, sales and results of operations. Additionally, we evaluate thousands of potential homes daily using our proprietary pricing model. If we fail to adjust our pricing to stay in line with broader market trends, or fail to recognize those trends, it could adversely affect our ability to acquire inventory. We remain dependent on customers to sell us homes.
Our ongoing ability to acquire homes is critical to our business model. A lack of available homes that meet our purchase criteria may affect our ability to scale. Reductions in our acquisitions of homes may have adverse effects on our ability to reach our desired inventory levels, our desired portfolio diversification, and our results of operations. In response to the COVID-19 pandemic and the consequent health risks, we temporarily ceased purchasing additional homes in March 2020 to safeguard the health and safety of our customers and employees. As our revenues are dependent on inventory levels available for sale, we expect our near-term revenues to be impacted due to limited inventory. We resumed operations across all of our markets by the end of August 2020, but there are no assurances as to when we will be able to return to pre-COVID-19 inventory levels in the short term.
Increases in transaction costs to acquire properties, including costs of evaluating homes and making offers, title insurance and escrow service costs, changes in transfer taxes, and any other new or increased acquisition costs, would have an adverse impact on our home acquisitions and our business.
Reductions in the availability of mortgage financing provided by government agencies, changes in government financing programs, or an increase in mortgage interest rates could decrease our buyers’ ability or desire to obtain financing and adversely affect our business or financial results.
The secondary market for mortgage loans continues to primarily desire securities backed by Fannie Mae, Freddie Mac or Ginnie Mae, and we believe the liquidity these agencies provide to the mortgage industry is important to the housing market. Any significant change regarding the long-term structure and viability of Fannie Mae and Freddie Mac could result in adjustments to the size of their loan portfolios and to guidelines for their loan products. Additionally, a reduction in the availability of financing provided by these institutions could adversely affect interest rates, mortgage availability and sales of new homes and mortgage loans.
Mortgage interest rates are currently low as compared to most historical periods. However, they could increase in the future, particularly if the Federal Reserve Board raises its benchmark rate. When interest rates increase, the cost of owning a home increases, which will likely reduce the number of potential home buyers who can obtain mortgage financing and could result in a decline in the demand for our homes.
Increases in the rate of cancellations of home sale agreements could have an adverse effect on our business.
In some cases, a home buyer may cancel the agreement of sale and receive a complete or partial refund of the deposit for reasons such as state and local laws, the home buyer’s inability to obtain mortgage financing, their inability to sell their current home or our inability to complete the sale of the home within the specified time. If there is a downturn in the housing market, or if mortgage financing becomes less available than it currently is, more home buyers may cancel their agreements of sale with us, which would have an adverse effect on our business and results of operations.
We rely on third parties to renovate and repair homes before we resell the homes, and the cost or availability of third-party labor could adversely affect our holding period and investment return for homes.
We frequently need to renovate or repair homes prior to listing for resale. We rely on third-party contractors and sub-contractors to undertake these renovations and repairs. These third-party providers may not be able to complete the required renovations or repairs within our expected timeline or proposed budget. Furthermore, if the quality of a third-party provider’s work does not meet our expectations, then we may need to engage another third-party contractor or subcontractor, which may also adversely affect the timeline or budget for completing renovations or repairs.
A longer than expected period for completing renovations or repairs could negatively impact our ability to sell a home within our anticipated timeline. This prolonged timing exposes us to factors that adversely affect the home’s resale value and may result in selling the home for a lower price than anticipated or not being able to sell the home at all. Meanwhile, incurring more than budgeted costs would adversely affect our investment return on purchased homes. Additionally, any undetected issues with a third-party provider’s work may adversely affect our reputation as a home seller.

OPENDOOR TECHNOLOGIES INC.
There are risks related to our ownership of vacant homes and the listing of those homes for resale that are not possible to fully eliminate.
The homes in our inventory generally are not occupied during the time we own them prior to resale. When a home is listed for resale, prospective buyers or their agents typically can access our homes through our proprietary technology without the need for an appointment or one of our representatives being present. In certain circumstances, we also allow sellers to continue to occupy a home after we have purchased the home for a short period of time. Having visitors or short-term occupants in our homes entails risks of damage to the homes, personal injury, unauthorized activities on the properties, theft, rental scams, squatters and trespasser and other situations that may have adverse impacts on us or the homes, including potential adverse reputational impacts. Additionally, all of these circumstances may involve significant costs to resolve that may not be fully covered by insurance, including legal costs associated with removing unauthorized visitors and occupants and additional holding and repair costs. If these increased costs are significant across our homes inventory, both in terms of costs per home and numbers of homes impacted, this could have an adverse impact on our results of operations that is material.
OS National LLC (“OSN”) could be subject to liability for errors in its issuance of title insurance policies on behalf of third parties.
In its position as a licensed title agent, OSN is responsible for ensuring that each title insurance policy it issues is underwritten in accordance with the guidelines prescribed by the title insurance underwriters it acts as agent for. OSN’s relationship with each title insurance underwriter is governed by an agency agreement defining how it issues title insurance policies on their behalf. The agency agreement also sets forth OSN’s liability to the underwriter for policy losses attributable to OSN’s errors. In the event that OSN’s processes, controls and procedures are not effective at preventing such errors and this results in significant claims under title insurance policies issued by OSN, this could result in material liabilities not covered by insurance, which could adversely affect our business and results of operations.
Our mortgage lending business could fail to achieve expected results and could cause harm to our financial results, operations, and reputation.
We operate our mortgage lending business through our wholly owned subsidiary Opendoor Home Loans LLC (“Opendoor Home Loans”). Opendoor Home Loans funds substantially all of its lending operations using warehouse and repurchase facilities, with the intention to sell all loans and corresponding servicing rights to third-party financial institutions after a holding period. Its borrowings are in turn generally repaid with the proceeds it receives from mortgage loan sales. To grow its mortgage business, Opendoor Home Loans depends, in part, on having sufficient borrowing capacity under its current facilities or obtaining additional borrowing capacity under new facilities. If Opendoor Home Loans is not able to maintain debt financing with sufficient capacity or flexibility and does not have sufficient cash on hand, it would not be able to fund new loans and its business would suffer. If Opendoor Home Loans is unable to form or retain relationships with third-party financial institutions to purchase its loans or to comply with any covenants in its agreements with these institutions, it may be unable to sell its loans on favorable terms or at all. If Opendoor Home Loans is unable to sell its loans or is required to repurchase the loans from third parties, it may be required to hold the loans for investment or sell them at a discount. All of the foregoing could cause harm to our financial results, operations, and reputation.
We may acquire other businesses which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.
As part of our business strategy, we may make investments in or acquire complementary companies, products or technologies. We may not realize benefits from any acquisition that we may make in the future. If we fail to integrate successfully such acquisitions, or the businesses and technologies associated with such acquisitions, into our company, the revenue and operating results of our company could be adversely affected. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired business or technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity or issuance to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness in connection with an acquisition would result in increased fixed obligations and could also include covenants or other restrictions that may impede our ability to manage our operations.

OPENDOOR TECHNOLOGIES INC.
The loss of one or more of our key personnel, or our failure to attract and retain other highly qualified personnel in the future, could harm our business.
Our success depends upon the continued service of our senior management team and successful transitions when management team members pursue other opportunities. In addition, our business depends on our ability to continue to attract, motivate and retain a large number of skilled employees across all of our product lines. Furthermore, much of our key technology and processes are custom-made for our business by our personnel. The loss of key personnel, including key members of management, could materially and adversely affect our ability to build on the efforts they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. We undertook a workforce restructuring and realignment, resulting in a reduction in force of approximately 35% of our workforce in 2020, which may result in potential employees being concerned to work for us. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees in a cost-effective manner, our business could be harmed.
A health and safety incident relating to our operations could be costly in terms of potential liability and reputational damage.
Customers will visit homes on a regular basis through our mobile application or with a real estate agent. Due to the number of homes we own, the safety of our homes is critical to the success of our business. A failure to keep our homes safe that results in a major or significant health and safety incident could expose us to liability that could be costly. Such an incident could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities, and our ability to attract customers and employees, which in turn could have a material adverse effect on our financial results and liquidity.
Environmentally hazardous conditions may adversely affect us.
Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by applicable environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages based on personal injury, natural resources or property damage or other costs, including investigation and clean-up costs, resulting from the environmental contamination. The presence of hazardous or toxic substances on one of our properties, or the failure to properly remediate a contaminated property, could give rise to a lien in favor of the government for costs it may incur to address the contamination or otherwise adversely affect our ability to sell the property. Environmental laws also may impose restrictions on the manner in which property may be used or businesses may be operated. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. In connection with the acquisition and ownership of our properties, we may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially and adversely affect us.
Compliance with new or more stringent environmental laws or regulations or stricter interpretation of existing laws may require material expenditures by us. We may be subject to environmental laws or regulations relating to our properties, such as those concerning lead-based paint, mold, asbestos, radon, pesticides, proximity to power lines or other issues. We cannot assure you that future laws, ordinances or regulations will not impose any material environmental liability or that the current environmental condition of our properties will not be affected by existing conditions of the land, operations in the vicinity of the properties or the activities of unrelated third parties. In addition, we may be required to comply with various local, state and federal fire, health, life-safety and similar regulations. Failure to comply with applicable laws and regulations could result in fines and/or damages, suspension of personnel, civil liability or other sanctions.
Some of our potential losses may not be covered by insurance. We may not be able to obtain or maintain adequate insurance coverage.
We maintain insurance to cover costs and losses from certain risk exposures in the ordinary course of our operations, but our insurance may not cover 100% of the costs and losses from all events. We are responsible for certain retentions and deductibles that vary by policy, and we may suffer losses that exceed our insurance coverage limits by a material amount. We may also incur costs or suffer losses arising from events against which we have no insurance coverage. In addition, large-scale market trends or the occurrence of adverse events in our business may raise our cost of procuring insurance or limit the amount

OPENDOOR TECHNOLOGIES INC.
or type of insurance we are able to secure. We may not be able to maintain our current coverage, or obtain new coverage in the future; on commercially reasonable terms or at all. Incurring uninsured or underinsured costs or losses could harm our business.
Risks Related to Our Intellectual Property and Technology
Any significant disruption in service in our computer systems and third-party networks and mobile infrastructure that we depend on could result in a loss of customers and we may be unable to maintain and scale the technology underlying our offerings.
Customers and potential customers access our products primarily through our website and mobile applications. Our ability to attract, retain and serve customers depends on the reliable performance and availability of our website, mobile application, and technology infrastructure. Furthermore, we depend on the reliable performance of third-party networks and mobile infrastructure to provide our technology offerings to our customers and potential customers. The proper operation of these networks and infrastructure is beyond our control, and service interruptions or website unavailability could impact our ability to service our customers in a timely manner, and may have an adverse effect on existing and potential customer relationships.
Our information systems and technology may not be able to continue to accommodate our growth and may be subject to security risks. The cost of maintaining such systems may increase. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on our business and results of operations and could result in a loss of customers.
We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and violation of these privacy obligations could result in a claim for damages, regulatory action, loss of business, or unfavorable publicity.
We receive, store and process personal information and other customer information, or personal information. There are numerous federal and state laws, as well as regulations and industry guidelines, regarding privacy and the storing, use, processing, and disclosure and protection of personal information, the scope of which are changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules. Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, may be applicable to our business, such as the Telephone Consumer Protection Act, or the TCPA, (as implemented by the Telemarketing Sales Rule), the CAN-SPAM Act, and similar state consumer protection laws. We generally seek to comply with industry standards and are subject to the terms of our own privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or regulations, making enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized access to or unintended release of personally identifiable information or other customer data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others. Any of these events could cause us to incur significant costs in investigating and defending such claims and, if found liable, pay significant damages. Further, these proceedings and any subsequent adverse outcomes may cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.
Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of personal information, or regarding the manner in which the express or implied consent of customers for the use and disclosure of personal information is obtained, could require us to modify our products and features, possibly in a material manner and subject to increased compliance costs, which may limit our ability to develop new products and features that make use of the personal information that our customers voluntarily share. For example, the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020, imposes obligations and restrictions on companies regarding their collection, use, and sharing of personal information and provides new and enhanced data privacy rights to California residents. The CCPA imposes a severe statutory damages framework. Several other states are actively considering privacy laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, allow private class-action litigation and carry significant potential liability for our business.
Any of the foregoing could materially adversely affect our brand, reputation, business, results of operations, and financial condition.

OPENDOOR TECHNOLOGIES INC.
Failure to protect our trade secrets, know-how, proprietary applications, business processes and other proprietary information, could adversely affect the value of our technology and products.
Our success and ability to compete depends in part on our intellectual property and our other proprietary business information. We seek to control access to our proprietary information by entering into a combination of confidentiality and proprietary rights agreements, invention assignment agreements and nondisclosure agreements with our employees, consultants and third parties with whom we have relationships. We have filed trademark and patent applications to protect certain aspects of our intellectual property. However, we cannot guarantee that patents will issue on our pending patent applications or that we will be successful in registering our trademarks. We may be unable to secure intellectual property protection for all of our technology and methodologies, or the steps we take to enforce our intellectual property rights may be inadequate. Furthermore, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and we may not be able to prevent infringement or misappropriation of our proprietary rights without incurring substantial expense. If our intellectual property rights are used or misappropriated by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our products and methods of operations. Any of these events would have a material adverse effect on our business, financial condition and results of operations.
In the future we may be party to intellectual property rights claims and other litigation which are expensive to support, and if resolved adversely, could have a significant impact on us.
Our success depends in part on us not infringing upon the intellectual property of others. Our competitors and other third parties may own or claim to own intellectual property relating to the real estate industry. In the future, third parties may claim that we are infringing on their intellectual property rights, and we may be found to be infringing such rights. Any claims or litigation could cause us to incur significant expenses. If such claims are successfully asserted against us, it would require additional damages or ongoing licensing payments, prevent us from offering our services or require us to comply with unfavorable terms. Even if we were to prevail, the time and resources necessary to resolve such disputes could costly, time-consuming, and divert the attention of management and key personnel from our business operations. We have been previously subject to trademark infringement claims. These claims allege, among other things, that aspects of our trademarks infringe upon the plaintiffs’ trademarks. If we are not successful in defending ourselves against these claims, we may be required to pay damages and may be subject to injunctions, each of which could harm our business, results of operations, financial condition and reputation.
Our services utilize third-party open source software components, which may pose particular risks to our proprietary software, technologies, products and services in a manner that could negatively affect our business.
We use open source software in our services and will continue to use open source software in the future. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the code. To the extent that our services depend upon the successful operation of open source software, any undetected errors or defects in this open source software could prevent the deployment or impair the functionality of our platform, delay new solutions introductions, result in a failure of our platform, and injure our reputation.
Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use, or grant other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release or license the source code of our proprietary software to the public. From time to time, we may be subject to claims claiming ownership of, or demanding release of, the source code, the open source software and/or derivative works that were developed using such software, requiring us to provide attributions of any open source software incorporated into our distributed software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to re-engineer our software or change our products or services, any of which would have a negative effect on our business and results of operations.

OPENDOOR TECHNOLOGIES INC.
We rely on licenses to use the intellectual property rights of third parties which are incorporated into our products and services. Failure to renew or expand existing licenses may require us to modify, limit or discontinue certain offerings, which could materially affect our business, financial condition and results of operations.
We rely on products, technologies and intellectual property that we license from third parties for use in our services. We cannot assure that these third-party licenses, or support for such licensed products and technologies, will continue to be available to us on commercially reasonable terms, if at all. In the event that we cannot renew and/or expand existing licenses, we may be required to discontinue or limit our use of the products that include or incorporate the licensed intellectual property.
We cannot be certain that our licensors are not infringing the intellectual property rights of others or that our suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate. Some of our license agreements may be terminated by our licensors for convenience. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop our services containing that technology could be severely limited and our business could be harmed. Additionally, if we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competitive offerings and increase our costs. If alternate technology cannot be obtained or developed, we may not be able to offer certain functionality as part of our offerings, which could adversely affect our business, financial condition and results of operations.
Our software is highly complex and may contain undetected errors.
The software and code underlying our platform is highly interconnected and complex and may contain undetected errors, malicious code or vulnerabilities, some of which may only be discovered after the code has been released. We release or update software code regularly and this practice may result in the more frequent introduction of errors or vulnerabilities into the software underlying our platform, which can impact the customer experience on our platform. Additionally, due to the interconnected nature of the software underlying our platform, updates to certain parts of our code, including changes to our mobile app or website or third party application programming interfaces on which our mobile app or website rely, could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platform. Any errors or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of our customers, loss of revenue or liability for damages, any of which could adversely affect our growth prospects and our business.
Furthermore, our development and testing processes may not detect errors and vulnerabilities in our technology offerings prior to their implementation. Any inefficiencies, errors, technical problems or vulnerabilities arising in our technology offerings after their release could reduce the quality of our products or interfere with our customers’ access to and use of our technology and offerings.
Risks Related to Regulatory Compliance and Legal Matters
We operate in a highly regulated industry and are subject to a wide range of federal, state and local laws, rules and regulations. Failure to comply with these laws, rules and regulations or to obtain and maintain required licenses, could adversely affect our business, financial condition and results of operations.
We operate in highly regulated businesses through a number of different channels across the United States. As a result, we are currently subject to a variety of, and may in the future become subject to additional, federal, state and local statutes and regulations in various jurisdictions (as well as judicial and administrative decisions and state common law), which are subject to change at any time, including laws regarding the real estate and mortgage industries, settlement services, insurance, mobile and internet based businesses and other businesses that rely on advertising, as well as data privacy and consumer protection laws, and employment laws. These laws are complex and sometimes ambiguous, and can be costly to comply with, require significant management time and effort, require a substantial investment in technology, and subject us to claims, government enforcement actions, civil and criminal liability or other remedies, including suspension of business operations.
We also originate mortgage loans, buy and sell homes, provide real estate brokerage services, title insurance and settlement services, and provide other product offerings, which results in us receiving or facilitating transmission of personally identifiable information. This information is increasingly subject to legislation and regulation in the United States. These laws and regulations are generally intended to protect the privacy and security of personal information, including borrower Social Security Numbers and credit card information that is collected, processed and transmitted. These laws also can restrict our use

OPENDOOR TECHNOLOGIES INC.
of this personal information for other commercial purposes. We could be adversely affected if government regulations require us to significantly change our business practices with respect to this type of information, if penetration of network security or misuse of personal information occurs, or if the third parties that we engage with to provide processing and screening services violate applicable laws and regulations, misuse information, or experience network security breaches.
In order to provide the broad range of products and services that we offer customers, certain of our subsidiaries maintain real estate brokerage services, title insurance and escrow, property and casualty insurance, and mortgage licenses in certain states in which we operate. These entities are subject to stringent state and federal laws and regulations and to the scrutiny of state and federal government agencies as licensed businesses.
Mortgage products are regulated at the state level by licensing authorities and administrative agencies, with additional oversight from the Consumer Financial Protection Bureau and other federal agencies. These laws generally regulate the manner in which lending and lending-related activities are marketed or made available to consumers, including, but not limited to, advertising, finding and qualifying applicants, the provision of consumer disclosures, payments for services, and record keeping requirements; these laws include, at the federal level, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act (as amended by the Fair and Accurate Credit Transactions Act), the Truth in Lending Act (including the Home Ownership and Equity Protection Act of 1994), the Equal Credit Opportunity Act, the Fair Housing Act, the Gramm-Leach-Bliley Act, the Electronic Fund Transfer Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Homeowners Protection Act, the Home Mortgage Disclosure Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, the Federal Trade Commission Act, the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, the Bank Secrecy Act (including the Office of Foreign Assets Control and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act), the Telephone Consumer Protection Act, the Mortgage Acts and Practices Advertising Rule (Regulation N), the Coronavirus Aid, Relief, and Economic Security Act, all implementing regulations, and various other federal laws. The Consumer Financial Protection Bureau also has broad authority to enforce prohibitions on practices that it deems to be unfair, deceptive or abusive. Additionally, state and local laws may restrict the amount and nature of interest and fees that may be charged by a lender or mortgage broker, impose more stringent privacy requirements and protections for servicemembers, and/or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise.
As a buyer and seller of residential real estate through our business, we hold real estate brokerage licenses in multiple states and may apply for additional real estate brokerage licenses as our business grows. To maintain these licenses, we must comply with the requirements governing the licensing and conduct of real estate brokerage services and brokerage-related businesses in the markets where we operate. We may be subject to additional local, state and federal laws and regulations governing residential real estate transactions, including those administered by the U.S. Department of Housing and Urban Development, and the states and municipalities in which we transact. Further, due to the geographic scope of our operations and the nature of the products and services we provide, certain of our other subsidiaries maintain real estate brokerage, property and casualty, and title insurance and escrow licenses in certain states in which we operate. Each of these licenses subjects our subsidiaries to different federal, state, and local laws and the scrutiny of different licensing authorities, including state insurance departments. Each subsidiary must comply with different licensing statutes and regulations, as well as varied laws that govern the offering of compliant products and services.
For certain licenses, we are required to designate individual licensed brokers of record, qualified individuals and control persons. Certain licensed entities also are subject to routine examination and monitoring by the federal Consumer Financial Protection Bureau (for mortgage) and/or state licensing authorities. We cannot assure you that we, or our licensed personnel, are and will remain at all times, in full compliance with state and federal real estate, title insurance and escrow, property and casualty insurance, and mortgage licensing and consumer protection laws and regulations, and we may be subject to litigation, government investigations and enforcement actions, fines or other penalties in the event of any non-compliance. As a result of findings from examinations, we also may be required to take a number of corrective actions, including modifying business practices and making refunds of fees or money earned. In addition, adverse findings in one state may be relied on by another state to conduct investigations and impose remedies. If we apply for new licenses, we will become subject to additional licensing requirements, which we may not be in compliance with at all times. If in the future a state agency were to determine that we are required to obtain additional licenses in that state in order to operate our business, or if we lose or do not renew an existing license or are otherwise found to be in violation of a law or regulation, we may be subject to fines or legal penalties, lawsuits, enforcement actions, void contracts, or our business operations in that state may be suspended or prohibited. Our business reputation with consumers and third parties also could be damaged. Compliance with, and monitoring of, these laws and regulations is complicated and costly and may inhibit our ability to innovate or grow.
If we are unable to comply with these laws or regulations in a cost-effective manner, it may require us to modify certain products and services, which could require a substantial investment and result in a loss of revenue, or cease providing the

OPENDOOR TECHNOLOGIES INC.
impacted product or service altogether. Furthermore, laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our products and business.
The Company is currently seeking to resolve an FTC investigation through consent order negotiations with the FTC, and the terms of a consent order (if any) could have a materially adverse effect on the Company’s business.
In August 2019, the Federal Trade Commission (‘‘FTC”) sent a civil investigative demand (“CID”) to Opendoor seeking documents and information relating primarily to statements in Opendoor’s advertising and website comparing selling homes to Opendoor with selling homes in a traditional manner using an agent and relating to statements that Opendoor’s offers reflect or are based on market prices. Thereafter, Opendoor responded cooperatively to the CID and related follow-up requests from the FTC. On December 23, 2020, the FTC notified the Company that they intend to recommend that the agency pursue an enforcement action against the Company and certain of its officers, if we are unable to reach a negotiated settlement acceptable to all parties. The FTC has indicated that they believe certain of Opendoor’s advertising claims relating to the amount of its offers, the repair costs charged to home sellers, and the amount of net proceeds a seller may receive from selling to Opendoor versus selling in the traditional manner were inaccurate and/or inadequately substantiated. The Company intends to proceed with settlement negotiations with the FTC. There can be no assurances that the Company will be successful in negotiating a favorable settlement. Any settlement could result in material monetary remedies and/or compliance requirements that impose significant and material cost and resource burdens on the Company and/or limit or eliminate the Company’s ability to make certain claims in its advertising materials or on its website. Any of these remedies or compliance requirements could adversely affect the Company’s ability to operate its business and/or have a materially adverse impact on its financial results.
Failure to hedge effectively against interest rate changes may adversely affect our results of operations.
Borrowings under our senior credit facilities bear interest at variable rates and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase and our earnings and cash flows will correspondingly decrease. Increased interest costs could also reduce the amount of debt financing that our homes inventory can support. Assuming no change in the outstanding borrowings on our credit facilities, we estimate that a one percentage point increase in LIBOR would increase our interest expense by approximately $4.4 million and $10.1 million for the years ended December 31, 2020 and 2019, respectively.
In connection with our floating rate debt, we may seek to obtain interest rate protection in the form of swap agreements, interest rate cap contracts or similar derivatives or instruments to hedge against the possible negative effects of interest rate increases. There is no assurance that we will be able to obtain any such interest rate hedging arrangements on attractive terms or at all. Even if we are successful in obtaining interest rate hedges, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder.
Our risk management efforts may not be effective.
We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as pricing risk, interest rate risk, liquidity risk, and other market-related risks, as well as operational and legal risks related to our business, assets, and liabilities. We also are subject to various laws, regulations and rules that are not industry specific, including employment laws related to employee hiring and termination practices, health and safety laws, environmental laws and other federal, state and local laws, regulations and rules in the jurisdictions in which we operate. Our risk management policies, procedures, and techniques may not be sufficient to identify all of the risks to which we are exposed, mitigate the risks we have identified, or identify additional risks to which we may become subject in the future. Expansion of our business activities may also result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks, and we may not effectively identify, manage, monitor, and mitigate these risks as our business activities change or increase.
Risks Related to Our Financial Reporting
Our management has limited experience in operating a public company.
Our executive officers have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of

OPENDOOR TECHNOLOGIES INC.
their time may be devoted to these activities which will result in less time being devoted to the management and growth of the post-combination company. We may not have adequate personnel with the appropriate level of knowledge, experience and training in the accounting policies, practices or internal control over financial reporting required of public companies in the U.S. Our management will need to continually assess our staffing and training procedures to improve our internal control over financial reporting. Further, the development, implementation, documentation and assessment of appropriate processes, in addition to the need to remediate any potential deficiencies, will require substantial time and attention from management. The development and implementation of the standards and controls necessary for us to achieve the level of accounting standards required of a public company in the U.S. may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company which will increase its operating costs in future periods.
We rely on assumptions, estimates, and business data to calculate our key performance indicators and other business metrics, and real or perceived inaccuracies in these metrics may harm our reputation and negatively affect our business.
Certain of our performance metrics are calculated using third party applications or internal company data that have not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring such information. For example, our measurement of visits and unique users may be affected by applications that automatically contact our servers to access our mobile applications and websites with no user action involved, and this activity can cause our system to count the user associated with such a device as a unique user or as a visit on the day such contact occurs. In addition, our measure of certain metrics may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology and as a result our results may not be comparable to our competitors.
Our results of operations and financial condition are subject to management’s accounting judgments and estimates, as well as changes in accounting policies.
The preparation of our financial statements requires us to make estimates and assumptions affecting the reported amounts of our assets, liabilities, revenues and expenses. If these estimates or assumptions are incorrect, it could have a material adverse effect on our results of operations or financial condition. Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the Securities and Exchange Commission, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
Our management will be required to evaluate the effectiveness of our internal control over financial reporting. If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.
As a public company, beginning with our second annual report on Form 10-K, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Additionally, beginning with our annual report for the fiscal year ended December 31, 2021, our auditor will be required to deliver an attestation report on the effectiveness of our disclosure controls and internal control over financial reporting. An adverse report may be issued in the event our auditor is not satisfied with the level at which our controls are documented, designed or operating.
When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is ineffective, or if our auditor is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we could fail to meet our reporting obligations or be required to restate our financial statements for prior periods.
In addition, our internal control over financial reporting will not prevent or detect all errors and fraud. Because of the inherent limitations in all control systems, no evaluation can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

OPENDOOR TECHNOLOGIES INC.
If there are material weaknesses or failures in our ability to meet any of the requirements related to the maintenance and reporting of our internal control, investors may lose confidence in the accuracy and completeness of our financial reports and that could cause the price of our common stock to decline. In addition, we could become subject to investigations by the applicable stock exchange, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.
We incur increased costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and the applicable stock exchange. Our management and other personnel will continue to need to devote a substantial amount of time to these compliance initiatives and may not effectively or efficiently manage our transition into a public company. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs will increase our net loss. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, its board committees or as executive officers.
We could be subject to additional tax liabilities and our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Business Combination or other ownership changes.
We are subject to federal and state income and non-income taxes in the United States. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating these taxes. Our effective tax rates could be affected by numerous factors, such as entry into new businesses and geographies, changes to our existing business and operations, acquisitions and investments and how they are financed, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles and interpretations. We are required to take positions regarding the interpretation of complex statutory and regulatory tax rules and on valuation matters that are subject to uncertainty, and the U.S. Internal Revenue Service (“IRS”) or other tax authorities may challenge the positions that we take.
We have incurred losses during our history and do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2020, the Company had federal and state net operating loss (“NOL”) carryforwards of $870.2 million and $585.9 million, respectively. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.
In addition, our net operating loss carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), our federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in our ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the Business Combination (as defined herein) or other transactions. Similar rules may apply under state tax laws.
Risks Related to Our Liquidity and Capital Resources
We may need additional capital to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, and we cannot be sure that additional financing will be available.
We may require additional capital and debt financing to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to increase our marketing expenditures to improve our brand

OPENDOOR TECHNOLOGIES INC.
awareness, build and maintain our inventory of homes, develop new products or services or further improve existing products and services (including mortgage lending), enhance our operating infrastructure and acquire complementary businesses and technologies. During past economic and housing downturns and more recently at the onset of COVID-19, credit markets constricted and reduced sources of liquidity.
If cash on hand and cash generated from operations is not sufficient to meet our cash and liquidity needs, we may need to seek additional capital and engage in equity or debt financings to secure funds. However, additional funds may not be available when we need them on terms that are acceptable to us, or at all. In addition, any financing that we secure in the future could involve restrictive covenants which may make it more difficult for us to obtain additional capital and to pursue business opportunities.
Our ability to obtain financing will depend, among other things, on our product development efforts, business plans, operating performance and condition of the capital markets and housing markets at the time we seek financing. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, or may require us to agree to unfavorable terms, and our existing stockholders may experience significant dilution.
If new financing sources are required, but are insufficient or unavailable, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges or unforeseen circumstances could be significantly limited, and our business, operating results, financial condition and prospects could be adversely affected.
We utilize a significant amount of debt and financing arrangements in the operation of our business, and so our cash flows and operating results could be adversely affected by required payments of debt or related interest and other risks of our debt financing.
As of December 31, 2020 we had approximately $486 million aggregate principal amount of indebtedness outstanding, including $479 million of non-recourse asset-backed loans. Our leverage could have meaningful consequences to us, including increasing our vulnerability to economic downturns, limiting our ability to withstand competitive pressures, or reducing our flexibility to respond to changing business and economic conditions. We are also subject to general risks associated with debt financing, including (1) our cash flow may not be sufficient to satisfy required payments of principal and interest; (2) we may not be able to refinance our existing indebtedness or refinancing terms may be less favorable to us than the terms of our existing debt; (3) debt service obligations or facility prepayments could reduce funds available for capital investment and general corporate purposes; (4) any default on our indebtedness could result in acceleration of the indebtedness and foreclosure on the homes collateralizing that indebtedness, with our attendant loss of any prospective income and equity value from such property; and (5) aged real estate may be ineligible for financing on our debt facilities potentially forcing the sale of aged real estate for prices that do not allow us to meet our margin targets or cover our costs to repay those facilities. Any of these risks could place strains on our cash flows, reduce our ability to grow and adversely affect our results of operations.
We rely on agreements with third parties to finance our business.
We have entered into debt agreements with a limited number of counterparties to provide capital for the growth and operation of our businesses, including to finance our purchase and renovation of homes. If we fail to maintain adequate relationships with potential financial sources or we elect to prepay or we are unable to renew, refinance or extend our existing debt arrangements on favorable terms or at all, we may be unable to maintain sufficient inventory, which would adversely affect our business and results of operations. In addition, some of our financing facilities are not fully committed, meaning the applicable lender may not be obligated to advance new loan funds if they choose not to do so. Obtaining new or replacement funding arrangements may be at higher interest rates or other less favorable terms.
Our financing sources are not required to extend the maturities of our financing arrangements and if a financing source is unable or unwilling to extend financing, and other financing sources are unable or unwilling to make or increase their financing commitments, then we will be required to repay the outstanding balance of the financing on the related maturity date. If we are unable to pay the outstanding balance of our debt obligations at maturity, the financing sources generally have the right to foreclose on the homes and other collateral securing that debt and to charge higher “default rates” of interest until the outstanding obligations are paid in full. In addition, each of our mezzanine term debt facilities is associated with and subordinated to one or more of our senior revolving credit facilities. Our mezzanine term debt facilities have initial terms that may be significantly longer than the related senior facilities and often contain terms that make it financially unattractive to prepay borrowings under those term debt facilities, including certain “make-whole” payments and other prepayment penalties.

OPENDOOR TECHNOLOGIES INC.
If we are unable to renew or extend the terms of our existing senior facilities, we may not be able to terminate or prepay the related mezzanine term debt facilities without incurring significant financial costs.
If realized, any of these financing risks could negatively impact our results of operations and financial condition.
We intend to rely on proceeds from the sale of financed homes to repay amounts owed under our property financing facilities, but such proceeds may not be available or may be insufficient to repay the amounts when they become due.
For our senior revolving credit facilities, we typically are required to repay amounts owed with respect to a financed home upon the sale of that home. There is no assurance such sale proceeds will fully cover the amounts owed. Our senior revolving credit facilities commonly have initial terms of two years or less. It may be the case that not all homes securing these arrangements will be sold on or before the maturity dates of such financing arrangements, which would mean that sale proceeds would not be available to pay the amounts due at maturity. We may also be required to repay amounts owed with respect to a financed home prior to the sale of that home and prior to maturity of the related financing facility, typically due to the home having been held in our inventory for an extended period of time or, less commonly, if other unforeseen issues with the home arise during our holding period. In these situations, we may use cash on hand to repay the amounts owed or contribute other homes as additional collateral. To the extent we do not have sufficient cash or substitute collateral or are unable to draw on other financing facilities to make the required repayments, which could occur if a significant amount of our debt were to become due suddenly and unexpectedly, we would be in default under the related facility.
Covenants in our debt agreements may restrict our borrowing capacity and/or operating activities and adversely affect our financial condition.
Our existing debt agreements contain, and future debt agreements may contain, various financial and collateral performance covenants. These covenants may limit our operational flexibility or restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our shareholders. If we breach these covenants, our lenders may be entitled to apply any excess cash proceeds from the sale of our homes that would normally be available to us in the absence of the covenant breach to the prepayment of principal and other amounts due. In certain cases, we could be required to repay all of the relevant debt immediately, even in the absence of a payment default. The occurrence of these events would have an adverse impact on our financial condition and results of operations and such impact could be material.
The borrowers under the debt facilities we use to finance the purchase and renovation of homes are special purpose entity (“SPE”) subsidiaries of Opendoor. While our SPEs’ lenders’ recourse in most situations following an event of default is only to the applicable SPE or its assets, we have provided limited guarantees for certain of the SPEs’ obligations in situations involving “bad acts” by an Opendoor entity and certain other limited circumstances that are generally under our control. To the extent a guaranty obligation is triggered, we may become obligated to pay all or a portion of the amounts owed by our SPEs to their lenders.
Our debt facilities contain cross defaults and similar provisions that could cause us to be in default under multiple debt facilities or otherwise lose access to financing for new homes and excess proceeds from sales of homes in the event we default under a single facility.
If an event of default or similar event occurs under one of our senior revolving credit facilities, this may trigger an event of default under any related mezzanine term debt facility and/or result in us losing access to financing through the mezzanine term debt facility or to excess proceeds from sales of homes that would otherwise be available to us. Similarly, an event of default or similar event under a mezzanine term debt facility may trigger an event of default under the related senior facilities and/or result in us losing access to financing through those senior facilities or to excess proceeds from sales of homes that would otherwise be available to us. In addition, all of our senior and mezzanine term debt facilities currently contain cross defaults to indebtedness of Opendoor Labs Inc., if any, subject to varying minimum dollar thresholds. It is possible our debt facilities could include similar cross defaults to indebtedness of Opendoor Technologies in the future. The foregoing considerations, significantly increase the likelihood that a default or similar event under one or more of our debt facilities would result in adverse consequences for our other debt facilities.
We may use derivatives and other instruments to reduce our exposure to interest fluctuations and those derivatives and other instruments may not prove to be effective.
We may use derivatives or other instruments to reduce our exposure to adverse changes in interest rates. Hedging interest rate risk is a complex process, requiring sophisticated models and constant monitoring. Due to interest rate fluctuations, hedged

OPENDOOR TECHNOLOGIES INC.
assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. If we engage in derivative transactions, we will be exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what we expected when we entered into the derivative transaction. Our hedging activity, if any, may fail to provide adequate coverage for interest rate exposure due to market volatility, hedging instruments that do not directly correlate with the interest rate risk exposure being hedged or counterparty defaults on obligations.
When the London Inter-Bank Offered Rate (“LIBOR”) is discontinued, interest payments under our senior revolving credit facilities and our mortgage repurchase facility may be calculated using another reference rate.
In July 2017, the United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that the FCA intends to phase out the use of LIBOR by the end of 2021. In response, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, has proposed replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), which is a new index calculated by short-term repurchase agreements and backed by U.S. Treasury securities. The market transition away from LIBOR towards SOFR is expected to be complicated, and there is no guarantee that SOFR will become a widely accepted benchmark in place of LIBOR. LIBOR is used as a benchmark rate for our senior revolving credit facilities and our mortgage repurchase facility. Some of these agreements do not contain fulsome fallback language for circumstances in which LIBOR ceases to be published. The transition process may involve, among other things, increased volatility and illiquidity in markets for instruments that currently rely on LIBOR and may result in increased borrowing costs, uncertainty under our financing facilities, or difficult and costly processes to amend our financing agreements. There remains uncertainty regarding the future utilization of LIBOR and the nature of any replacement rate, and we are uncertain what impact a transition away from LIBOR may have on our business, financial results, and operations.
Failures at financial institutions at which we deposit funds could adversely affect us.
We deposit substantial funds in various financial institutions in excess of insured deposit limits. In the event that one or more of these financial institutions fail, there is no guarantee that we could recover the deposited funds in excess of federal deposit insurance. Under these circumstances, our losses could have a material adverse effect on our results of operations or financial condition.
Additional Risks Related to Ownership of Our Common Stock
The price of our common stock and warrants may be volatile.
The price of our common stock, as well as our warrants, may fluctuate due to a variety of factors, including:
•changes in the industries in which we and our customers operate;
•developments involving our competitors;
•changes in laws and regulations affecting our business;
•variations in our operating performance and the performance of our competitors in general;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•publication of research reports by securities analysts about us or our competitors or our industry;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•actions by stockholders, including the sale by the Third Party PIPE Investors of any of their shares of our common stock;
•additions and departures of key personnel;
•commencement of, or involvement in, litigation involving our company;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our common stock available for public sale, including fluctuations in volume related to the release of the Lock-up Shares (as defined below); and

OPENDOOR TECHNOLOGIES INC.
•general economic and political conditions, such as the effects of the COVID-19 outbreak, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism.
These market and industry factors may materially reduce the market price of our common stock and warrants regardless of our operating performance.
We do not intend to pay cash dividends for the foreseeable future.
We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our board of directors deems relevant.
Future resales of common stock may cause the market price of our securities to drop significantly, even if our business is doing well.
Pursuant to a registration rights agreement we entered into with certain parties on December 18, 2020 in connection with the Business Combination (the “Registration Rights Agreement”) and our bylaws, SCH, Sponsor II LLC (the “Sponsor”) and the Opendoor Labs Inc. stockholders are contractually restricted from selling or transferring any of their shares of common stock (not including the shares of our common stock issued in the PIPE Investment (as defined herein) pursuant to the terms of certain subscription agreements) (the “Lock-up Shares”). Such restrictions end on the earlier of (i) the date that is 180 days after the date of the Closing and (ii) for 50% of the Lock-up Shares, the date on which the last reported sale price of our common stock equals or exceeds $15.00 per share for any 20 trading days within any 30-trading day period commencing at least 90 days from Closing.
However, following the expiration of such lockup, the Sponsor and the Opendoor Labs Inc. stockholders will not be restricted from selling shares of our common stock held by them, other than by applicable securities laws. As such, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. Upon the Closing, the Sponsor and the Opendoor Labs Inc. stockholders collectively owned approximately 81.3% of our outstanding common stock which are subject to such lockup (excluding the shares of our common stock reserved in respect of certain awards).
The shares held by Sponsor and the Opendoor Labs Inc. stockholders may be sold after the expiration of the applicable lock-up period under the Registration Rights Agreement and our bylaws. As restrictions on resale end and registration statements (to provide for the resale of such shares from time to time) are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price or the market price of our common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.
We anticipate incurring substantial stock-based compensation expense, which may have an adverse effect on our results of operations.
We anticipate incurring a substantial non-cash stock-based compensation expense in early 2021, as a result of a large number of historical equity awards to employees in the form of RSUs for which the liquidity event performance condition was met in February 2021. We also anticipate that the vesting conditions for certain other performance-based equity awards will be satisfied during the first half of 2021, and therefore recognized as a non-cash stock-based compensation expense over this period. We will recognize additional stock-based compensation expense over the remaining time-based vesting period for certain of these awards. We cannot be certain whether and how many RSUs will satisfy their vesting conditions and the actual amount of stock-based compensation expense we will incur. Any such expense could have a material impact on our results of operations for the periods in which such expense is recognized.
General Risk Factors
Catastrophic events may disrupt our business.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, real estate commerce, and the global economy, and thus could harm our business. In particular, the COVID-19 pandemic, including the reactions of

OPENDOOR TECHNOLOGIES INC.
governments, markets, and the general public to the COVID-19 pandemic, may result in a number of adverse consequences for our business and results of operations, the details of which would be difficult to predict. We have a large employee presence in San Francisco, California, a region that contains active earthquake zones. In addition, properties located in the markets in which we operate in Florida, portions of North Carolina or Texas are more susceptible to certain hazards (such as floods, hurricanes or hail) than properties in other parts of the country.
In the event of a major earthquake, hurricane, windstorm, tornado, flood or catastrophic event such as pandemic, fire, flood, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure reputational harm, delays in developing our platform and solutions, breaches of data security and loss of critical data, all of which could harm our business, results of operations and financial condition. Furthermore, these sorts of catastrophic events may cause disruption on both resale and acquisition side as we may not be able to transact on real estate. For example, homes that we own may be damaged and disruptions to infrastructure may mean our contractors are unable to perform the necessary home repairs in a timely manner. Closures of local recording offices or other governmental offices in charge of real property records, including tax or lien-related records, would adversely affect our ability to conduct operations in the affected geographies. Any of these delays will likely result in extended hold times, increased costs, value impairment. Also, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions.
As we grow our business, the need for business continuity planning and disaster recovery plans will grow in significance. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business and reputation would be harmed.
Cybersecurity incidents could disrupt our business or result in the loss of critical and confidential information.
The evolution of technology systems introduces ever more complex security risks that are difficult to predict and defend against. An increasing number of companies, including those with significant online operations, have recently disclosed breaches of their security, some of which involved sophisticated tactics and techniques allegedly attributable to criminal enterprises or nation-state actors. Successful breaches, employee malfeasance, or human or technological error could result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, or other third party data or systems; theft of sensitive, regulated, or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service. We experience cyber incidents and other security incidents of varying degrees from time to time, though none which individually or in the aggregate has led to costs or consequences which have materially impacted our operations or business. In response, we have implemented controls and taken other preventative actions to further strengthen our systems against future incidents. However, we cannot assure you that such measures will provide absolute security, that we will be able to react in a timely manner, or that our remediation efforts following a cybersecurity incident will be successful.
In addition, we do not know whether our current practices will be deemed sufficient under applicable laws or whether new regulatory requirements might make our current practices insufficient. If there is a breach of our computer systems and we know or suspect that certain personal information has been accessed, or used inappropriately, we may need to inform the affected individual and may be subject to significant fines and penalties. Further, under certain regulatory schemes, we may be liable for statutory damages on a per breached record basis, irrespective of any actual damages or harm to the individual. In the event of a breach we could face government scrutiny or consumer class actions alleging statutory damages amounting to hundreds of millions, and possibly billions of dollars.
The risk of cybersecurity incidents directed at us or our third-party vendors includes uncoordinated individual attempts to gain unauthorized access to information technology systems, as well as to sophisticated and targeted measures known as advanced persistent threats. In addition, we face the risk of confidential data inadvertently leaking through human or technological errors. Cybersecurity incidents are also constantly evolving, increasing the difficulty of detecting and successfully defending against them. In the ordinary course of our business, we and our third-party vendors collect and store personal information, as well as our proprietary business information and intellectual property and that of our customers and employees.
Additionally, we rely on third-parties and their security procedures for the secure storage, processing, maintenance, and transmission of information that is critical to our operations. Despite measures designed to prevent, detect, address, and mitigate cybersecurity incidents, such incidents may occur to us or our third-party providers and, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including personal information of our customers and employees) and

OPENDOOR TECHNOLOGIES INC.
the disruption of business operations. Any such compromises to our security, or that of our third-party vendors, could cause customers to lose trust and confidence in us and stop using our website and mobile applications. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers, employees, and business partners. We may also be subject to government enforcement proceedings and legal claims by private parties.
Any actual or alleged security breaches or alleged violations of federal or state laws or regulations relating to privacy and data security could result in mandated user notifications, litigation, government investigations, significant fines, and expenditures; divert management’s attention from operations; deter people from using our platform; damage our brand and reputation; and materially adversely affect our business, results of operations, and financial condition. Defending against claims or litigation based on any security breach or incident, regardless of their merit, will be costly and may cause reputation harm. The successful assertion of one or more large claims against us that exceed available insurance coverage, denial of coverage as to any specific claim, or any change or cessation in our insurance policies and coverages, including premium increases or the imposition of large deductible requirements, could have a material adverse effect on our business, results of operations, and financial condition.
Our fraud detection processes and information security systems may not successfully detect all fraudulent activity by third parties aimed at our employees or customers, which could adversely affect our reputation and business results.
Third-party actors have attempted in the past, and may attempt in the future, to conduct fraudulent activity by engaging with our customers, particularly in our title insurance and escrow business. We make a large number of wire transfers in connection with loan and real estate closings and process sensitive personal data in connection with these transactions. Though we have sophisticated fraud detection processes and have taken other measures to identify fraudulent activity on our mobile applications, websites and internal systems, we may not be able to detect and prevent all such activity. Similarly, the third parties we use to effectuate these transactions may fail to maintain adequate controls or systems to detect and prevent fraudulent activity. Persistent or pervasive fraudulent activity may cause customers and real estate partners to lose trust in us and decrease or terminate their usage of our products, or could result in financial loss, thereby harming our business and results of operations.
We are from time to time involved in, or may in the future be subject to, claims, suits, government investigations, and other proceedings that may result in adverse outcomes.
We are from time to time involved in, or may in the future be subject to, claims, suits, government investigations, and proceedings arising from our business, including actions with respect to intellectual property, privacy, consumer protection, information security, mortgage lending, real estate, environmental, data protection or law enforcement matters, tax matters, labor and employment, and commercial claims, as well as actions involving content generated by our customers, shareholder derivative actions, purported class action lawsuits, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain, and their results cannot be predicted with certainty. Regardless of the outcome, any such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, negative publicity and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results and financial condition.
If analysts do not publish research about our business or if they publish inaccurate or unfavorable research, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that analysts publish about our business. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If few analysts cover us, demand for our common stock could decrease and our common stock price and trading volume may decline. Similar results may occur if one or more of these analysts stop covering us in the future or fail to publish reports on us regularly.
We may be subject to securities litigation, which is expensive and could divert management attention.
The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation

OPENDOOR TECHNOLOGIES INC.
in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have various operating leases for office space, which are summarized as of December 31, 2020 in the table below. We believe that our facilities are adequate for our current needs.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Dates
Tempe, Arizona	General Office Space, Corporate Mailing Address	100,807	2030
San Francisco, California	General Office Space	80,088	2021
Duluth, Georgia	General Office Space	71,085	2029
In addition, we lease office space in several other U.S. locations.
Item 3. Legal Proceedings.
In August 2019, the Federal Trade Commission (“FTC”) sent a civil investigative demand to Opendoor Labs Inc., our wholly-owned subsidiary, seeking documents and information relating primarily to statements in our advertising and website comparing selling homes to us with selling homes in a traditional manner using an agent and relating to statements that our offers reflect or are based on market prices. Thereafter, we responded cooperatively to the civil investigative demand and related follow-up requests from the FTC. On December 23, 2020, the FTC notified us that they intend to recommend that the agency pursue an enforcement action against us and certain of our officers, if we are unable to reach a negotiated settlement acceptable to all parties. The FTC has indicated that they believe certain of our advertising claims relating to the amount of our offers, the repair costs charged to home sellers, and the amount of net proceeds a seller may receive from selling to us versus selling in the traditional manner were inaccurate and/or inadequately substantiated. We are engaged in settlement negotiations with the FTC. There can be no assurances that we will be successful in negotiating a favorable settlement.
In addition to the foregoing, we are currently and have in the past been subject to legal proceedings and regulatory actions in the ordinary course of business. We do not anticipate that the ultimate liability, if any, arising out of any such matters will have a material effect on our financial condition, results of operations or cash flows. In the future, we may be subject to further legal proceedings and regulatory actions in the ordinary course of business and we cannot predict whether any such proceeding or matter will have a material effect on our financial condition, results of operations or cash flows.
Item 4. Mine Safety Disclosures.
Not applicable.

OPENDOOR TECHNOLOGIES INC.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our common stock and warrants have been listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “OPEN” and “OPENW”, respectively, since December 18, 2020. Prior to that date, there was no public trading market for our common stock or warrants.
Holders of Record
As of February 26, 2021, there were approximately 577,227,618 shares of common stock outstanding and 19,933,280 warrants to purchase common stock outstanding, with 706 and 2 holders of record, respectively.
Dividend Policy
We have never declared or paid dividends on our capital stock. We currently intend to retain any future earnings to fund the development and growth of our business, and therefore do not expect to pay any dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors, subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability and other factors that our board of directors may deem relevant.
Recent Sales of Unregistered Equity Securities
The information required has been previously disclosed in SCH’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 and our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 18, 2020.
Use of Proceeds
On April 30, 2020, SCH consummated its initial public offering of 41,400,000 units, inclusive of 5,400,000 units sold to the underwriters upon the election to fully exercise their over-allotment option, at a price of $10.00 per unit, generating total gross proceeds of $414.0 million. Each unit consisted of one Class A ordinary share of SCH, par value $0.0001 per share, and one-third of one redeemable warrant of SCH. Each whole warrant entitled the holder thereof to purchase one Class A ordinary share for $11.50 per share, subject to adjustment. Credit Suisse Securities (USA) acted as the sole book-running manager. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-236774 and 333-237864). The registration statements became effective on April 27, 2020.
Simultaneously with the consummation of the initial public offering and the exercise of the over-allotment option in full, SCH consummated a private placement of 6,133,333 private placement warrants to its sponsor, SCH Sponsor II LLC, at a price of $1.50 per private placement warrant, generating total additional proceeds of $9.2 million. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
SCH incurred $22.2 million in transaction costs, including $7.2 million of underwriting fees, $14.5 million of deferred underwriting fees and $0.5 million of other costs. Following the initial public offering, the exercise of the over-allotment option in full and the sale of the private placement warrants, a total of $414.0 million was placed in a trust account. After deducting payments to existing shareholders of $0.1 million in connection with their exercise of redemption rights, the payment of the $14.5 million of deferred underwriting fees and a total of $22.9 million in expenses in connection with the Business Combination paid from the trust account, the remainder of the trust account is now held on our balance sheet to fund our operations and continued growth.
Issuer Purchases of Equity Securities
None.

Item 6. Selected Financial Data.

Reserved.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios,or as noted)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read together with the historical audited annual consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018.
This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report on Form 10-K.
Overview
Opendoor’s mission is to empower everyone with the freedom to move. Since our inception in 2014, we have reimagined the residential real estate transaction to provide a new, radically simple way to buy and sell a home with more convenience, control and cost savings than ever before. We believe our consumer-first orientation, scalable and integrated home transaction platform and our proprietary, machine learning-based pricing models are among our core advantages and differentiators for our business. Collectively, these underpin Opendoor’s digital suite of services, which brings simplicity, certainty and speed to the home selling and buying process.
The Business Combination
We entered into the Merger Agreement with SCH, a special purpose acquisition company, on September 15, 2020. Pursuant to the Merger Agreement, Merger Sub, a newly formed subsidiary of SCH, merged with and into Opendoor Labs Inc. Upon the consummation of the Closing on December 18, 2020, the separate corporate existence of Merger Sub ceased; Opendoor Labs Inc. survived and became a wholly owned subsidiary of SCH, which was renamed Opendoor Technologies Inc.
The Business Combination was accounted for as a reverse recapitalization, in accordance with GAAP. Under the guidance in ASC 805, Opendoor Technologies was treated as the “acquired” company for financial reporting purposes. Opendoor Labs Inc. was deemed the accounting predecessor of the combined business, and Opendoor Technologies, as the parent company of the combined business, was the successor SEC registrant, meaning that our financial statements for previous periods will be disclosed in the registrant’s future periodic reports filed with the SEC. The Business Combination had a significant impact on our reported financial position and results as a consequence of the reverse recapitalization. The most significant changes in Opendoor Technologies’ reported financial position and results are a net increase in cash of $970 million. The increase in cash includes approximately $600 million in proceeds from the private placement (“PIPE Investment”) consummated substantially simultaneously with the Business Combination, offset by additional transaction costs for the Business Combination. The transaction costs for the Business Combination are approximately $44 million, of which $14.5 million represents deferred underwriter fees related to SCH’s initial public offering.
As a result of the Business Combination, we became an SEC-registered and Nasdaq-listed company, which will require us to hire additional personnel and implement procedures and processes to address public company regulatory requirements and customary practices. We expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and administrative resources. We estimate that these incremental costs will be approximately $15 million per year.
Business Impact of COVID-19
In December 2019, a novel strain of coronavirus (“COVID-19”) was reported and subsequently spread worldwide. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. In response to the COVID-19 pandemic and the consequent health risks, we substantially ceased purchasing additional homes in March 2020 to safeguard the health and safety of our customers and employees. After ensuring our ability to close transactions safely, seeing the lifting of shelter-in-place mandates, and retooling certain operational processes to enable “contactless” transactions, we resumed making offers to purchase homes in select markets in May 2020. We resumed operations across all of our markets by the end of August 2020.
Despite pausing new acquisitions in March, we continued to sell down inventory at a healthy pace, leading to home inventory of $152 million as of September 30, 2020 compared to inventory of $1,312 million as of December 31, 2019. As our

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios,or as noted)
revenues are dependent on inventory levels available for sale, our near-term revenues have been pressured due to limited inventory. Accordingly, we experienced sequential, quarter-over-quarter declines in revenue in the second, third and fourth quarters of 2020. We grew inventory in the fourth quarter of 2020 to $466 million as of December 31, 2020 and plan to continue rebuilding our inventory throughout 2021. We currently expect to return to sequential quarterly revenue growth in the first quarter of 2021 and return to 2019 revenue levels on a run-rate basis as we exit 2021. See “— Components of Our Results of Operations — Revenue.”
We also implemented a workforce restructuring and realignment in April 2020 to preserve operating flexibility, given that the duration and impact of COVID-19 on the housing market was highly uncertain during that period. We expect to benefit from a lower run-rate cost base as the business grows from current levels. We believe COVID-19 has accelerated the adoption of our digital services, as well as created additional tailwinds for housing as people work from home, explore less populated areas and pursue more space.
Our Business Model
Revenue and margin model
We acquire homes directly from individual sellers and resell those homes to buyers, including both individual consumers and institutional investors. Upon acquiring a home, we typically make necessary renovations and repairs before listing it for sale on our website, our mobile app, Multiple Listing Services (“MLS”) and other online real estate portals. Our average hold period for homes purchased since January 2019, from acquisition to resale, ranged from 70 to 110 days and varied by market. Home sales comprise the vast majority of our revenues today, but we expect increasing contribution from adjacent services as our current offerings mature and we introduce additional services over time.
To achieve our long-term margin objectives, we must both maintain pricing accuracy as the business expands and increase customer adoption of our newer services, such as Opendoor Home Loans, Buy with Opendoor, and List with Opendoor. We also plan to achieve operating leverage by growing our revenue at a faster pace than our fixed cost base, which includes general and administrative as well as technology and development expenses. Given the size of the opportunity in front of us, we plan to invest aggressively in the near term and appropriately balance trade-offs between growth and margin as we scale.
Offers
We generate demand for our services through organic awareness and word-of-mouth, paid media spend, and partnership channels such as our relationships with homebuilders and online portals. Home sellers can visit our website or mobile app and answer a few questions about their home’s condition, features and upgrades. For eligible homes, customers receive an initial home valuation range, which can be refreshed at any time through their personalized seller dashboard. The majority of our initial offers are algorithmically generated and do not require any human intervention.
In order to finalize our offer, we conduct a free assessment to confirm all of the home details and identify any repairs that may need to be performed. We have developed purpose-built software to guide home assessment workflows and collect over 100 unique data points regarding a home’s condition and quality, which we incorporate as structured data into our underlying pricing models. Once completed, we finalize our offer, taking into consideration any necessary repairs, and produce the purchase agreement for the seller. Our objective is to provide a competitive cash offer to sellers and we believe this approach builds trust with our potential customers. Our business model is designed to generate margins from our service charge to sellers and adjacent products and services associated with a transaction, and not from the spread between acquisition price and resale price.
We closely track the number of potential sellers who accept the Opendoor offer versus listing their home on the MLS, and this conversion rate is an important factor for our growth.
Home acquisition and renovation
Once a seller has received and accepted our final purchase offer, we enable the seller to close the transaction on a flexible timeline. This is a particularly important feature to sellers, as their home sale can accommodate other life events (including the purchase of their next home) and further differentiates our service from a traditional sale. Depending on the condition of the home, we leverage our vetted contractor network within each market to complete required repairs and upgrades. Our repair

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios,or as noted)
scopes are focused on high-return investments and ensuring the home is in market-ready condition. We continuously refine and adjust our repair strategies based on our operating experience in markets and reviewing neighborhood-level resale outcomes.
Home resale
Post-renovation, we market our homes across a wide variety of channels to generate buyer awareness and demand. These include the Opendoor website and mobile app, local MLS and syndication across real estate portals. We also generate buyer awareness through Opendoor signage for listed properties. Efficiently turning our inventory, inclusive of repairing, listing, and reselling the home, is important to our financial performance, as we bear holding costs (including utilities, property taxes and insurance) and financing costs during our ownership period.
As part of the listing and marketing process, we determine an appropriate pricing strategy for each home. Our proprietary pricing engine helps automate many of these steps, including relevant adjustments over time. We measure our inventory performance compared to local market trends, and our pricing models can incorporate granular, relative demand signals to optimize pricing and sell-through across the portfolio. Our resale models, in conjunction with our pricing team, aim to maximize resale margin while maintaining appropriate transaction velocity and overall inventory health.
When we receive an acceptable offer on a given home, we enter into a resale contract. Buyers will then typically conduct an inspection on the property, finalize their mortgage application process and ultimately take possession of the home upon closing of the transaction.
Factors Affecting our Business Performance
Market Penetration in Existing Markets
Residential real estate is one of the largest consumer markets, with approximately $1.9 trillion of home value transacted annually. In 2020, we estimate that we captured approximately 0.8% unit market share across our 21 markets, compared to 1.7% unit share in 2019, with the lower share volume attributable to the COVID-induced pause in home acquisitions and inventory sell down undertaken in 2020. Given we operate in a highly fragmented industry and offer a differentiated value proposition to the incumbent agent-led transaction, we believe there is significant opportunity to expand our share in our existing cities. We have already demonstrated higher market share in a number of our more mature markets, providing a template for potential share gains as the rest of the portfolio matures.
By providing a consistent, high-quality and differentiated experience to our customers, we hope to continue to drive positive word-of-mouth, awareness and trust in our platform. We believe this creates a virtuous cycle, whereby more home sellers will request an offer from Opendoor, allowing us to deepen our market penetration.
Expansion into New Markets
Since our inception in 2014, we have expanded into 21 markets as of December 31, 2020. The following table represents the number of markets as of the periods presented:

	Year Ended December 31,
(in whole numbers)	2020	2019	2018
Number of markets (at period end)	21	21	18
Through the end of 2020, our markets covered approximately 1.3 million of the total 5.6 million existing home transactions that occur each year in the United States. As such, we believe there is a meaningful opportunity to grow our business by expanding our geographic coverage. Based on our markets launched to date, we believe our business model and pricing capabilities allow us to service the majority of our total addressable market.
After launching 12 markets in 2018, we focused on centralizing our operations platform in 2019 for long-term scalability. We launched three additional markets in 2019 and did not launch any markets in 2020, primarily due to COVID-19. We will resume additional market launches in 2021, with a plan to double the markets we serve by the end of the year. We believe our centralized systems will allow for a higher velocity and lower cost market launch process in the future. We are able to launch a

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios,or as noted)
market with only a small field team focused on home assessments and subcontractor oversight, with all other key functions managed centrally, including marketing, customer sales and support and pricing.
We view the first year of a market launch as an investment period during which we refine our pricing models, renovation strategies and cost structure. Historically, we have seen purchase cohort Contribution Margins for new markets reach positive, steady-state levels approximately one year after initial launch. The significant number of new market launches in 2018 contributed to our lower Contribution Margins in 2019; as those same markets matured, we were able to improve Contribution Margin performance in 2020.
We expect to make substantial investments to support our market launches in 2021, which will impact both Contribution Margin and EBITDA as these new markets mature.
Adjacent Services
We believe home sellers and buyers value simplicity and convenience. To that end, we are building an online, integrated suite of home services, which currently include title insurance and escrow services, listing and real estate brokerage services, and mortgage services. We believe that vertically integrating services that are adjacent to the core real estate transaction will allow us to deliver a superior, seamless experience to the consumer. In the markets where our affiliates offer title insurance services, we provided title insurance services for over 80% of Opendoor home transactions that closed during 2020. Our success with title insurance services helps validate our thesis that customers prefer an online, integrated experience. We expect that these adjacent services will also be accretive to our Contribution Margins.
We will continue to evaluate new ways to improve our end-to-end solution and expect to invest in additional adjacent products and services over time.
Unit economics
We view Contribution Margin and Contribution Margin after Interest as key measures of unit economic performance. Our long-term financial performance depends, in part, on continuing to expand unit margins through the following initiatives:
•Pricing engine optimization and enhancements, especially as we enter new markets and expand our reach in existing markets.
•Lowering platform costs through process refinement, greater automation and self-service, and more efficient forms of financing.
•Successful introduction of additional services that supplement the core transaction margin profile.
Seasonality
The residential real estate market is seasonal, with greater demand from home buyers in the spring and summer, and typically weaker demand in late fall and winter. We expect our financial results and working capital requirements to reflect seasonal variations over time, although our growth and market expansion have obscured the impact of seasonality in our historical financials and may continue to do so. That said, we generally expect stronger sequential revenue growth in the first quarter of the year versus the third and fourth quarters.
Risk management
We have invested significant time and resources into our pricing engine and inventory management systems. Our engineering, data science and pricing teams collectively focus on pricing accuracy for both home acquisition and disposition, as well as managing our inventory health across markets.
While residential real estate markets are subject to fluctuations, as with any market, we believe we are well-positioned to manage our inventory risk exposure due to the following:
•Our business model is based on transaction velocity and short-duration hold times, with our average days in possession typically ranging from 70 to 110 days for homes acquired since January 2019. We have historically concentrated our home purchases on the more liquid segments of the residential real estate market, thus limiting our

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios,or as noted)
duration risk. Moreover, residential real estate prices tend to move gradually relative to other asset classes, which meaningfully reduces our exposure to price fluctuations during our ownership period.
•Our pricing models and inventory management systems are designed to recalibrate to market signals on a daily basis. Accordingly, changing market conditions will be immediately reflected in our pricing for new acquisitions, leaving only previously-acquired inventory at risk to potential market volatility.
•At any moment in time, a significant portion of our inventory is under resale contract; this means we have already found buyers for those homes and are in the process of closing the resale transactions. This further limits our exposure to the remaining homes in inventory.
•Our listed homes are not occupied and are in resale condition given the repairs and renovations we perform. We believe that this increases the salability and liquidity of our portfolio.
•We operate in 21 distinct markets as of December 31, 2020, affording us diversification across our inventory portfolio. While there are macro forces that may impact all markets, local real estate markets tend to be idiosyncratic in terms of their individual supply-demand dynamics.
We will continue to make substantial investments in our pricing systems and risk management functions.
Inventory Financing
Our business model is working capital intensive and inventory financing is a key enabler of our growth. We rely on our access to non-recourse asset-backed financing facilities, which consist of senior revolving credit facilities and asset-backed mezzanine term debt facilities, to finance our home acquisitions. See “—Liquidity and Capital Resources — Debt and Financing Arrangements.”
Non-GAAP Financial Measures
In addition to our results of operations below, we report certain financial measures that are not required by, or presented in accordance with, U.S. generally accepted accounting principles (“GAAP”).
These measures have limitations as analytical tools when assessing our operating performance and should not be considered in isolation or as a substitute for GAAP measures, including gross profit and net income. We may calculate or present our non-GAAP financial measures differently than other companies who report measures with similar titles and, as a result, the non-GAAP financial measures we report may not be comparable with those of companies in our industry or in other industries.
Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest
To provide investors with additional information regarding our margins and return on inventory acquired, we have included Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest, which are non-GAAP financial measures. We believe that Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest are useful financial measures for investors as they are supplemental measures used by management in evaluating unit level economics and our operating performance in our key markets. Each of these measures is intended to present the economics related to homes sold during a given period. We do so by including revenue generated from homes sold (and adjacent services) in the period and only the expenses that are directly attributable to such home sales, even if such expenses were recognized in prior periods, and excluding expenses related to homes that remain in inventory as of the end of the period. Contribution Profit provides investors a measure to assess Opendoor’s ability to generate returns on homes sold during a reporting period after considering home purchase costs, renovation and repair costs, holding costs and selling costs. Contribution Profit After Interest further impacts gross profit by including interest costs attributable to homes sold during a reporting period. We believe these measures facilitate meaningful period over period comparisons and illustrate our ability to generate returns on assets sold after considering the costs directly related to the assets sold in a given period.
Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest are supplemental measures of our operating performance and have limitations as analytical tools. For example, these measures include costs that were recorded in prior periods under GAAP and exclude, in connection with homes held in inventory at the end of the period, costs required to be recorded under GAAP in the same period. These measures also exclude the impact of certain restructuring costs that are

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios,or as noted)
required under GAAP. Accordingly, these measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. We include a reconciliation of these measures to the most directly comparable GAAP financial measure, which is gross profit.
Adjusted Gross Profit / Margin
We calculate Adjusted Gross Profit as gross profit under GAAP adjusted for (1) inventory impairment in the current period, (2) inventory impairment in prior periods, plus (3) restructuring in cost of revenue. Restructuring in cost of revenue reflects the costs associated with the reduction in our workforce in 2020, a portion of which were related to personnel included in cost of revenue. Inventory impairment in the current period is calculated by adding back the inventory impairment charges recorded during the period on homes that remain in inventory at period end. Inventory impairment in prior periods is calculated by subtracting the inventory impairment charges recorded in prior periods on homes sold in the current period. We define Adjusted Gross Margin as Adjusted Gross Profit as a percentage of revenue.
We view this metric as an important measure of business performance as it captures gross margin performance isolated to homes sold in a given period and provides comparability across reporting periods. Adjusted Gross Profit helps management assess home pricing, service fees and renovation performance for a specific resale cohort.
Contribution Profit / Margin
We calculate Contribution Profit as Adjusted Gross Profit, minus (1) holding costs incurred in the current period on homes sold during the period, minus (2) holding costs incurred in prior periods on homes sold in the current period, and (3) direct selling costs incurred on homes sold during the current period. The composition of our holding costs is described in the footnotes to the reconciliation table below. Contribution Margin is Contribution Profit as a percentage of revenue.
We view this metric as an important measure of business performance as it captures the unit level performance isolated to homes sold in a given period and provides comparability across reporting periods. Contribution Profit helps management assess inflows and outflows directly associated with a specific resale cohort.
Contribution Profit / Margin After Interest
We define Contribution Profit After Interest as Contribution Profit, minus interest expense under our senior revolving credit facilities incurred on the homes sold during the period. This may include interest expense recorded in periods prior to the period in which the sale occurred. Our senior revolving credit facilities are secured by our homes in inventory and drawdowns are made on a per-home basis at the time of purchase and are required to be repaid at the time the homes are sold. See “— Liquidity and Capital Resources — Debt and Financing Arrangements.” We do not include interest expense associated with our mezzanine term debt facilities in this calculation as we do not view such facilities as reflective of our expected long term capital structure and cost of financing. Contribution Margin After Interest is Contribution Profit After Interest as a percentage of revenue.
We view this metric as an important measure of business performance. Contribution Profit After Interest helps management assess Contribution Margin performance, per above, when fully burdened with expected long-term costs of financing.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios,or as noted)
The following table presents a reconciliation of our Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest to our gross profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Year Ended December 31,
(in thousands, except percentages)	2020	2019	2018
Gross profit (GAAP)	$219,797	$301,250	$133,428
Gross Margin	8.5%	6.4%	7.3%
Adjustments:
Inventory impairment – Current Period(1)	119	10,363	15,103
Inventory impairment – Prior Periods(2)	(10,544)	(14,941)	(2,419)
Restructuring in cost of revenue(3)	1,902	—	—
Adjusted Gross Profit	211,274	296,672	146,112
Adjusted Gross Margin	8.2%	6.3%	7.9%
Adjustments:
Direct selling costs(4)	(72,928)	(149,221)	(62,396)
Holding costs on sales – Current Period(5)(6)	(16,787)	(42,837)	(15,881)
Holding costs on sales – Prior Periods(5)(7)	(11,436)	(12,561)	(3,192)
Contribution Profit	110,123	92,053	64,643
Contribution Margin	4.3%	1.9%	3.5%
Adjustments:
Interest on homes sold – Current Period(8)(9)	(17,946)	(51,388)	(18,309)
Interest on homes sold – Prior Periods(8)(10)	(10,488)	(13,179)	(3,091)
Contribution Profit After Interest	81,689	27,486	43,243
Contribution Margin After Interest	3.2%	0.6%	2.4%
________________
(1)Inventory impairment — Current Period is the inventory valuation adjustments recorded during the period presented associated with homes that remain in inventory at period end.
(2)Inventory impairment — Prior Periods is the inventory valuation adjustments recorded in prior periods associated with homes that sold in the period presented.
(3)Restructuring in cost of revenue consists mainly of severance and employee termination benefits that were recorded to cost of revenue. On April 15, 2020, we carried out a reduction in workforce following the outbreak of the COVID-19 pandemic.
(4)Represents selling costs incurred related to homes sold in the relevant period. This primarily includes broker commissions, external title and escrow-related fees and transfer taxes.
(5)Holding costs include mainly property taxes, insurance, utilities, association dues, cleaning and maintenance costs. Holding costs are included in Sales, marketing, and operations on the Consolidated Statements of Operations.
(6)Represents holding costs incurred in the period presented on homes sold in the period presented.
(7)Represents holding costs incurred in prior periods on homes sold in the period presented.
(8)This does not include interest on mezzanine term debt facilities or other indebtedness. See “— Liquidity and Capital Resources — Debt and Financing Arrangements.”
(9)Represents the interest expense under our senior revolving credit facilities incurred on homes sold for the current period during the period.
(10)Represents the interest expense under our senior revolving credit facilities incurred on homes sold for the current period during prior periods.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios,or as noted)
Adjusted Net Loss and Adjusted EBITDA
We also present Adjusted Net Loss and Adjusted EBITDA, which are non-GAAP financial measures that management uses to assess our underlying financial performance. These measures are also commonly used by investors and analysts to compare the underlying performance of companies in our industry. We believe these measures provide investors with meaningful period over period comparisons of our underlying performance, adjusted for certain charges that are non-recurring, non-cash, not directly related to our revenue-generating operations or not aligned to related revenue.
Adjusted Net Loss and Adjusted EBITDA are supplemental measures of our operating performance and have important limitations. For example, these measures exclude the impact of certain costs required to be recorded under GAAP. These measures also include impairment costs that were recorded in prior periods under GAAP and exclude, in connection with homes held in inventory at the end of the period, impairment costs required to be recorded under GAAP in the same period. These measures could differ substantially from similarly titled measures presented by other companies in our industry or companies in other industries. Accordingly, these measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. We include a reconciliation of these measures to the most directly comparable GAAP financial measure, which is net loss.
Adjusted Net Loss
We calculate Adjusted Net Loss as GAAP net loss adjusted to exclude non-cash expenses of stock-based compensation, derivative and warrant fair value adjustment and intangible amortization. It also excludes non-recurring restructuring charges, loss on extinguishment of debt, and convertible note payment-in-kind (“PIK”) interest and issuance discount amortization. Adjusted Net Loss also aligns the timing of impairment charges recorded under GAAP to the period in which the related revenue is recorded in order to improve the comparability of this measure to our non-GAAP financial measures of unit economics, as described above. Our calculation of Adjusted Net Loss does not currently include the tax effects of the non-GAAP adjustments because our taxes and such tax effects have not been material to date.
Adjusted EBITDA
We calculated Adjusted EBITDA as Adjusted Net Loss adjusted for depreciation and amortization, property financing and other interest expense, interest income, and income tax expense. Adjusted EBITDA is a supplemental performance measure that our management uses to assess our operating performance and the operating leverage in our business.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios,or as noted)
The following table presents a reconciliation of our Adjusted Net Loss and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Year Ended December 31,
(in thousands, except percentages)	2020	2019	2018
Net loss (GAAP)	$(286,760)	$(339,170)	$(239,929)
Adjustments:
Stock-based compensation	38,005	13,196	14,966
Derivative and warrant fair value adjustment(1)	25,940	(6,243)	18,022
Intangibles amortization expense(2)	3,714	2,945	613
Inventory impairment – Current Period(3)	119	10,363	15,103
Inventory impairment — Prior Periods(4)	(10,544)	(14,941)	(2,419)
Restructuring(5)	30,752	3,428	—
Convertible note PIK interest and discount amortization(6)	7,838	4,102	478
Loss on extinguishment of debt	11,356	—	—
Other(7)	4,515	(498)	1,271
Adjusted Net Loss	(175,065)	(326,818)	(191,895)
Adjustments:
Depreciation and amortization, excluding amortization of intangibles and right of use assets	21,755	15,043	4,572
Property financing(8)	37,571	84,314	47,725
Other interest expense(9)	22,398	21,312	12,253
Interest income(10)	(4,732)	(11,999)	(3,869)
Income tax expense	63	252	377
Adjusted EBITDA	(98,010)	(217,896)	(130,837)
Adjusted EBITDA Margin	(3.8)%	(4.6)%	(7.1)%
________________
(1)Represents the gains and losses on our derivative and warrant liabilities, which are marked to fair value at the end of each period.
(2)Represents amortization of intangibles acquired in the OSN and Open Listings acquisitions which contribute to revenue generation and are recorded as part of purchase accounting. The acquired intangible assets have useful lives ranging from 2 to 5 years and amortization is expected until the intangible assets are fully amortized.
(3)Inventory impairment — Current Period is the inventory impairment charge recorded during the period presented associated with homes that remain in inventory at period end.
(4)Inventory impairment — Prior Periods is the inventory valuation adjustments recorded in prior periods associated with homes that sold in the period presented.
(5)Restructuring costs consist mainly of employee termination benefits, relocation packages and retention bonuses as well as costs related to the exiting of certain non-cancelable leases. In 2020, these costs related mainly to a reduction in workforce implemented in April 2020 as well as our exercise of the early termination option related to our San Francisco headquarters. In 2019, these costs related mainly to the centralization of our administrative and selling functions, including the relocation of local teams to Phoenix.
(6)Includes non-cash payment-in-kind (“PIK”) interest and amortization of the discount on the convertible notes issued from July through November 2019. We exclude convertible note PIK interest and amortization from Adjusted Net Loss since these are non-cash in nature and were converted into equity in September 2020 when the Company entered into the Convertible Notes Exchange Agreement with the convertible note holders.
(7)Includes primarily gain or loss on disposal of fixed assets, gain or loss on interest rate lock commitments, gain or loss on the sale of marketable securities, accrued legal matters and sublease income.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios,or as noted)
(8)Includes interest expense on our senior revolving credit facilities and our asset-backed mezzanine term debt facilities.
(9)Includes amortization of debt issuance costs and loan origination fees, commitment fees, unused fees, and other interest related costs on our senior revolving credit facilities and our mezzanine term debt facilities.
(10)Consists mainly of interest earned on cash, cash equivalents and marketable securities.
Components of Our Results of Operations
Revenue
We generate revenue primarily from the sale of homes that we previously acquired from homeowners. In addition, we generate revenue from additional services we provide to both home sellers and buyers, which consists primarily of title insurance and escrow services, Buy with Opendoor, List with Opendoor and Opendoor Home Loans.
Due to the pause in home purchases following the outbreak of the COVID-19 pandemic, our inventory levels have meaningfully declined since the start of the year. We experienced sequential, quarter-over-quarter declines in revenue in the second, third, and fourth quarters of 2020 and expect to return to sequential quarter-over-quarter revenue growth in the first quarter of 2021. We plan to continue rebuilding our inventory throughout these periods and currently expect to return to 2019 revenue levels, on a run-rate basis, as we exit 2021.
Home sales revenue from selling residential real estate is recognized when title to and possession of the property has transferred to the buyer and we have no continuing involvement with the property, which is generally the close of escrow. The amount of revenue recognized for each home sale is equal to the sale price of the home net of any concessions.
Cost of Revenue
Cost of revenue includes the property purchase price, acquisition costs, direct costs to renovate or repair the home and real estate inventory valuation adjustments, if any. These costs are accumulated in real estate inventory during the property holding period and charged to cost of revenue under the specific identification method when the property is sold. Additionally, for our revenue other than home sales revenue, cost of revenue consists of any costs incurred in delivering the service, including associated headcount expenses such as salaries, benefits and stock-based compensation.
Other Operating Expenses
Sales, Marketing and Operations Expense
Sales, marketing and operations expense consists primarily of resale broker commissions (paid to the home buyers’ real estate agents, if applicable), resale closing costs, holding costs related to real estate inventory including utilities, property taxes and maintenance, and expenses associated with product marketing, promotions and brand-building. Sales, marketing and operations expense also includes any headcount expenses in support of sales, marketing, and real estate operations such as salaries, benefits and stock-based compensation.
General and Administrative Expense
General and administrative expense consists primarily of headcount expenses, including salaries, benefits and stock-based compensation for our executive, finance, human resources, legal and administrative personnel, third-party professional services fees and rent expense.
We expect our recurring general and administrative expense to increase following the Closing, as we begin to incur public company costs. See “— The Business Combination” above. Additionally, we expect a significant increase in stock-based compensation in the first half of 2021 for certain performance-based awards as well as for our historical RSUs satisfying the liquidity based vesting condition to the extent the time-based vesting condition had been satisfied or partially satisfied. The increase in stock-based compensation will impact each line item within Other operating expenses. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 21. Subsequent Events” for additional information.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios,or as noted)
Technology and Development Expense
Technology and development expense consists primarily of headcount expenses, including salaries, benefits and stock-based compensation for employees in the design, development, testing, maintenance and operation of our mobile applications, websites, tools and applications that support our products. Technology and development expense also includes amortization of capitalized software development costs.
Derivative and Warrant Fair Value Adjustment
Derivative and warrant fair value adjustment consists of unrealized and realized gains and losses as a result of marking our warrants and embedded derivatives related to the Convertible Notes to fair value at the end of each reporting period and subsequent settlement through exercise of warrants and conversion of Convertible Notes to equity.
Loss on Extinguishment of Debt
Loss on extinguishment of debt is the result of the Company’s early termination of one of its mezzanine term debt facilities and certain amounts paid to lender in excess of the book basis with respect to the facility.

Interest Expense
Interest expense consists primarily of interest paid or payable and the amortization of debt discounts and debt issuance costs. Interest expense varies period over period, primarily due to fluctuations in our inventory volumes and changes in LIBOR, which impact the interest incurred on our senior revolving credit facilities (see “— Liquidity and Capital Resources — Debt and Financing Arrangements”).
We expect our overall interest expense to increase as revenue increases. Subject to market interest rate drivers, we will evaluate opportunities to reduce our borrowing costs over the long-term, including through limiting our reliance on the higher cost mezzanine term debt facilities and exploring new sources of financing.
Other Income — Net
Other income-net consists primarily of interest income from our investment in marketable securities.
Income Tax Expense
We record income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are recorded based on the estimated future tax effects of differences between the financial statement and income tax basis of existing assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to apply to taxable income for the years in which differences are expected to reverse. We recognize the effect on deferred income taxes of a change in tax rates in income in the period that includes the enactment date.
We record a valuation allowance to reduce our deferred tax assets and liabilities to the net amount that we believe is more likely than not to be realized. We consider all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and ongoing tax planning strategies in assessing the need for a valuation allowance.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios,or as noted)
Results of Operations
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The following table sets forth our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Change in
(in thousands, except percentages)	2020	2019	$	%
Revenue	$2,583,121	$4,740,583	$(2,157,462)	(46)%
Cost of revenue	2,363,324	4,439,333	(2,076,009)	(47)%
Gross profit	219,797	301,250	(81,453)	(27)%
Operating expenses:
Sales, marketing and operations	194,721	384,416	(189,695)	(49)%
General and administrative	152,769	113,446	39,323	35%
Technology and development	58,172	51,222	6,950	14%
Total operating expenses	405,662	549,084	(143,422)	(26)%
Net operating loss	(185,865)	(247,834)	61,969	(25)%
Derivative and warrant fair value adjustment	(25,941)	6,243	(32,184)	(516)%
Loss on extinguishment of debt	(11,356)	—	(11,356)	N/M
Interest expense	(67,806)	(109,728)	41,922	(38)%
Other income-net	4,271	12,401	(8,130)	(66)%
Loss before income taxes	(286,697)	(338,918)	52,221	(15)%
Income tax expense	(63)	(252)	189	(75)%
Net loss	(286,760)	(339,170)	52,410	(15)%
Less net income attributable to noncontrolling interest	—	1,847	(1,847)	(100)%
Net loss attributable to Opendoor Technologies Inc.	$(286,760)	$(341,017)	$54,257	(16)%
N/M - Not meaningful.
Revenue

Revenue decreased by $2,157.5 million, or 46%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in revenue was primarily attributable to lower sales volumes, reflecting the decline in our inventory levels in response to the COVID-19 pandemic. See “— Business Impact of COVID-19”. We sold 9,913 homes during the year ended December 31, 2020, compared to 18,799 homes during the year ended December 31, 2019, representing a decrease of 47%, while the average resale home price increased 2.2% between periods.

Cost of revenue decreased by $2,076.0 million, or 47%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease in cost of revenue was primarily attributable to lower sales volumes.

Gross profit margins improved from 6.4% to 8.5% for the year ended December 31, 2019 and December 31, 2020, respectively. For the same periods, adjusted Gross Margins improved from 6.3% to 8.2%. Gross margin improvement was primarily due to pricing improvements, home renovation efficiency, and margins associated with adjacent services. Contribution Margin increased from 1.9% to 4.3% for the same periods, due largely to higher Adjusted Gross Margins as well as improvements in direct selling and holding costs. See “— Non-GAAP Financial Measures.”
Other Operating Expenses
Sales, Marketing and Operations.  Sales, marketing and operations decreased by $189.7 million, or 49%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily attributable to a $42.1 million decrease in advertising expense, as we largely suspended paid marketing spend in the second quarter of 2020 in response to COVID-19 before gradually resuming spend in the second half of the year. In addition, property holding costs declined by $38.7 million due to lower inventory volumes. Resale broker commissions and resale transaction costs declined by $60.1 million and $15.2 million, respectively, due to lower resale volumes. Personnel expenses decreased by $26.7 million due to headcount reductions, as a result of the April 2020 workforce reduction.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios,or as noted)
General and Administrative.   General and administrative increased by $39.3 million, or 35%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily attributable to $19.9 million of additional stock based compensation from the commencement of expense recognition of certain performance awards upon the consummation of the Business Combination in December 2020. In addition, the Company incurred $18.4 million of costs related to exiting certain non-cancelable leases with no future benefits to the Company.

Technology and Development.   Technology and development increased by $7.0 million, or 14%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily attributable to a $7.7 million increase in amortization of internally developed software.
Derivative and Warrant Fair Value Adjustment

Derivative and warrant fair value adjustment decreased by $32.2 million, to a $25.9 million loss from a $6.2 million gain for the year ended December 31, 2020 compared to the year ended December 31, 2019. The loss was primarily attributable to an adjustment to the fair value of the embedded derivative liability related to the convertible notes. On September 14, 2020, the holders of the convertible notes exchanged all of the outstanding convertible notes for the right to receive 21.5 million shares of Opendoor common stock immediately prior to the Closing. At the time of the exchange, the related derivative was marked-to-market, resulting in a $23.3 million loss. In addition, the fair value adjustment related to warrants resulted in a $2.6 million loss as compared to a $6.2 million gain during the twelve months ended December 31, 2020 and December 30, 2019, respectively, primarily attributable to changes in the fair value of the Series D convertible preferred stock.
Loss on Extinguishment of Debt

As the Company did not have loss on extinguishment of debt for year-ended December 31, 2019, the comparative period, it is not meaningful to discuss the change in balance period over period. The loss on extinguishment of debt of $11.4 million resulted from the Company’s early termination of one of its mezzanine term debt facilities with a payoff amount of $26.5 million which was in excess of book basis for the facility.

Interest Expense

Interest expense decreased by $41.9 million, or 38%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily attributable to a 47% decrease in the average outstanding balance of our financing facilities due to the reduction in inventory levels as a result of our initial response to the COVID-19 pandemic. This decrease was partially offset by interest expenses related to the $178.2 million in convertible notes issued in the second half of 2019 and outstanding until September 2020.
Other Income — Net

Other income – net decreased by $8.1 million, or 66%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily attributable to lower interest income from cash, cash equivalents and marketable securities.
Income Tax Expense

Income tax expense decreased by a nominal amount for the year ended December 31, 2020 compared to the year ended December 31, 2019.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios,or as noted)
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
The following table sets forth our results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31,		Change in
(in thousands, except percentages)	2019	2018	$	%
Revenue	$4,740,583	$1,838,066	$2,902,517	158%
Cost of revenue	4,439,333	1,704,638	2,734,695	160%
Gross profit	301,250	133,428	167,822	126%
Operating expenses:
Sales, marketing and operations	384,416	196,292	188,124	96%
General and administrative	113,446	72,350	41,096	57%
Technology and development	51,222	28,458	22,764	80%
Total operating expenses	549,084	297,100	251,984	85%
Net operating loss	(247,834)	(163,672)	(84,162)	51%
Warrant fair value adjustment	6,243	(18,022)	24,265	(135)%
Interest expense	(109,728)	(60,456)	(49,272)	82%
Other income-net	12,401	2,598	9,803	377%
Loss before income taxes	(338,918)	(239,552)	(99,366)	(41)%
Income tax expense	(252)	(377)	125	(33)%
Net loss	(339,170)	(239,929)	(99,241)	(41)%
Less net income attributable to noncontrolling interest	1,847	1,362	485	36%
Net loss attributable to Opendoor Technologies Inc.	$(341,017)	$(241,291)	$(99,726)	(41)%
Revenue
Revenue increased by $2,902.5 million, or 158%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in revenue was primarily attributable a 152% increase in volume of homes sold during the year as 2019 saw 18,799 homes sold compared to 7,470 in 2018. Growth in 2019 benefited from scaling of 12 new markets launched in 2018, as well as same-market growth in our first six markets launched prior to 2018. Average home price increased by 2% over the period.
Cost of Revenue and Gross Profit
Cost of revenue increased by $2,734.7 million, or 160%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. This increase in cost of revenue was primarily attributable to higher volume of homes sold and is consistent with the increase in revenue.
Gross profit margins declined to 6.4% from 7.3% for the years ended December 31, 2019 and December 31, 2018, respectively. For the same periods, Adjusted Gross Margins declined to 6.3% from 7.9%. This decline is due in part to lower margins in newly launched markets in 2018, given the typical maturation period for new cities. Contribution Margin declined to 1.9% from 3.5% over the same periods, in line with the change in Adjusted Gross Margins. See “— Non-GAAP Financial Measures.”
Other Operating Expenses
Sales, marketing and operations.   Sales, marketing and operations expenses increased by $188.1 million, or 95%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily attributable to payment of broker commissions in connection with home sales, which saw a $72.4 million increase during the period due to higher sales volumes. In addition, advertising increased $36.3 million as we expanded into new markets and increased our footprint in existing markets. Personnel expenses increased by $27.9 million due to headcount expansion. Other drivers include an increase of $22.3 million in holding costs and $12.7 million in transaction costs attributable to higher sales volume.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios,or as noted)
General and administrative.   General and administrative expenses increased by $41.1 million, or 57%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily attributable to a $16.1 million increase in personnel expenses due to headcount growth, an $8.0 million increase in rent expense and increased software expenses of $4.6 million.
Technology and development.   Technology and development expenses increased by $22.8 million, or 80%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily attributable to a $17.6 million increase in personnel expenses due to headcount expansion. In addition, hosting and software expenses increased by $3.5 million.
Warrant Fair Value Adjustment
The warrant fair value adjustments for the years ended December 31, 2019 and 2018 were $6.2 million and $(18.0) million, respectively. The adjustments were primarily due to increases in our warrant liability related to the fair value measurement, specifically changes to the valuation of our common stock.
Interest Expense
Interest expense increased by $49.3 million, or 82%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily attributable to property financing costs which increased $36.6 million due to higher inventory purchases. Further contributing to the increase was the issuance of the convertible notes between July and November 2019.
Other Income — Net
Other income-net increased by $9.8 million, or 377%, for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was primarily attributable to our increased investment in marketable securities during the period.
Income Tax Expense
Income tax expense decreased by a nominal amount for the year ended December 31, 2019 compared to the year ended December 31, 2018.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities. As of December 31, 2020, we had cash and cash equivalents of $1,413 million, marketable securities of $48 million and total outstanding balances on our inventory financing facilities of $479 million. In addition, we had committed and undrawn borrowing capacity of $1,144 million under our senior revolving credit facilities and committed and undrawn borrowing capacity of $309 million under our mezzanine term debt facilities (as described further below).
We have incurred losses each year from inception through December 31, 2020 and expect to incur additional losses for the foreseeable future. Our ability to service our debt, fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities, which is subject to our future operating success, and obtain inventory acquisition financing on reasonable terms, which is subject to factors beyond our control, including general economic, political and financial market conditions.
We expect our working capital requirements to continue to increase in the immediate future, as we seek to increase our inventory and expand into more markets across the United States. We believe our cash on hand, including the cash we obtained as a result of the Business Combination together with cash we expect to generate from future operations and borrowings, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Annual Report on Form 10-K. The discussion below does not include transactions that occurred subsequent to December 31, 2020. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios,or as noted)
Statements – Note 21. Subsequent Events” for additional information regarding transactions subsequent to the balance sheet date.
Debt and Financing Arrangements
Our financing activities include short-term borrowing under our asset-backed senior revolving credit facilities, the issuance of long-term asset-backed mezzanine term debt, borrowing under our mortgage repurchase financing, issuance of convertible notes and new issuances of equity. Historically, we have required access to external financing resources in order to fund growth, expansion into new markets and strategic initiatives and we expect this to continue in the future. Our access to capital markets can be impacted by factors outside our control, including economic conditions.
We primarily use non-recourse asset-backed financing facilities, consisting of asset-backed senior revolving credit facilities and asset-backed mezzanine term debt facilities to provide financing for our real estate inventory purchases and renovations. Our business is capital intensive and maintaining adequate liquidity and capital resources is needed as we continue to scale and accumulate additional inventory. While there can be no assurances that these trends will continue, we have observed increased availability and engagement for this lending product across a variety of financial institutions and we have seen improved terms and an increase in our borrowing capacity over the last two years. We actively manage our relationships with multiple financial institutions and seek to optimize duration, flexibility, efficiency and cost of funds.
Our asset-backed facilities are each collateralized by a specified pool of assets, consisting of real estate inventory, restricted cash and equity interests in certain consolidated subsidiaries of Opendoor that directly or indirectly own our real estate inventory.
Our real estate-owning subsidiaries’ assets and credit generally are not available to satisfy the debts and other obligations of any other Opendoor entities except to the extent other Opendoor entities are also a party to the relevant financing arrangements. Our asset-backed financing facilities are non-recourse to Opendoor except for limited guarantees provided by an Opendoor subsidiary for certain obligations in situations involving “bad acts” by an Opendoor entity and certain other limited circumstances that are generally under our control.
Our asset-backed senior revolving credit facilities generally advance 80% to 90% of our cost basis in the underlying properties upon acquisition and our asset-backed mezzanine term debt facilities will finance up to 100% of our cost basis in the underlying properties upon acquisition. The maximum initial advance rates for a given financed property vary by facility and generally decrease on a fixed timeline that varies by facility based on the length of time the property has been financed and any other facility-specific adjustments.
Asset-backed Senior Revolving Credit Facilities
The table below summarizes our asset-backed senior revolving credit facilities as of December 31, 2020:

As of December 31, 2020	Borrowing Capacity	Outstanding Amount	Weighted Average Interest Rate	End of Revolving Period	Final Maturity Date
Revolving Facility 2018-1	$250,000	$—	4.28%	February 10, 2021	May 10, 2021
Revolving Facility 2018-2	750,000	—	4.36%	September 23, 2022	December 23, 2022
Revolving Facility 2018-3	100,000	25,385	4.19%	June 1, 2023	June 1, 2023
Revolving Facility 2019-1	300,000	32,535	3.58%	March 4, 2022	March 4, 2022
Revolving Facility 2019-2	1,030,000	230,352	3.08%	July 8, 2021	July 7, 2022
Revolving Facility 2019-3	475,000	50,901	3.60%	August 22, 2022	August 21, 2023
Total	$2,905,000	$339,173
In some cases, the undrawn borrowing capacity amounts under the asset-backed senior revolving credit facilities as reflected in the table are not fully committed and any borrowings above those amounts are subject to the applicable lender’s discretion. As of December 31, 2020, the Company had fully committed borrowing capacity with respect to asset-backed senior revolving credit facilities of $1,483 million.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios,or as noted)
The revolving period end dates and final maturity dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. Certain of our asset-backed senior revolving credit facilities also have additional extension options that are subject to lender approval that are not reflected in the table above. Historically, we have had success in renewing these facilities to the extent we have wished to do so.
Asset-Backed Mezzanine Term Debt Facilities
In addition to the asset-backed senior revolving credit facilities, we have issued asset-backed mezzanine term debt facilities which are subordinated to the related senior facilities. The table below summarizes our asset-backed mezzanine term debt facilities as of December 31, 2020:

As of December 31, 2020	Borrowing Capacity	Outstanding Amount	Interest Rate	End of Draw Period	Final Maturity Date
Term Debt Facility 2016-M1	$149,000	$40,000	10.00%	October 31, 2022	April 30, 2024
Term Debt Facility 2020-M1	300,000	100,000	10.00%	January 23, 2023	January 23, 2026
Total	$449,000	$140,000
	Issuance Costs	(4,533)
	Carrying Value	$135,467
Undrawn amounts under the mezzanine term debt facilities of $309 million as reflected in the table above are fully committed and generally may be drawn at any time during the draw period.
See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7. Credit Facilities and Long-Term Debt” for additional information regarding our non-recourse asset-backed financing facilities.
Mortgage Financing
We primarily use debt financing to fund our mortgage loan originations. In 2019 we entered into a master repurchase agreement to finance substantially all of the mortgage loans that we originate. Once our mortgage business sells a loan in the secondary mortgage market, we use the sale proceeds to reduce the outstanding balance under the repurchase facility. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7. Credit Facilities and Long-Term Debt” for additional information regarding our master repurchase agreement.
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Net cash provided by (used in) operating activities	$681,911	$(272,050)	$(1,179,637)
Net cash used in investing activities	$(21,866)	$(95,078)	$(7,432)
Net cash provided by (used in) financing activities	$160,661	$646,179	$1,496,494
Net increase (decrease) in cash, cash equivalents, and restricted cash	$820,706	$279,051	$309,425
Net Cash Provided by (Used in) Operating Activities

Net cash provided by (used in) operating activities was $681.9 million, ($272.1) million and ($1,179.6) million for the years ended December 31, 2020, 2019 and 2018, respectively. In 2020, cash provided by operating activities was primarily driven by a $834.1 million reduction in real estate inventory offset by our net loss net of non-cash items of ($149.2) million. In

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios,or as noted)
2019, cash used in operating activities reflected primarily our net loss net of non-cash items of ($260.6) million and our change in operating working capital of ($11.5) million. In 2018, cash used in operating activities was primarily driven by an increase in inventory reflecting our expansion in new and existing markets.
Net Cash Used in Investing Activities

Net cash used in investing activities was $21.9 million, $95.1 million and $7.4 million for the years ended December 31, 2020, 2019 and 2018, respectively. For the year ended December 31, 2020, investing activities primarily consisted of capital expenditures, including internally developed software. For the year ended December 31, 2019, investing cash flows primarily reflect the purchase, net of sales, of marketable securities in the amount of $34.3 million. In addition, we acquired OSN for $32.8 million and spent $28.0 million on capital expenditures, including internally developed software, computers and leasehold improvements. For the year ended December 31, 2018, investing cash flows primarily reflect $20.0 million for capital expenditures, including internally developed software, computers and leasehold improvements, offset by the sale, net of purchases, of marketable securities in the amount of $17.5 million.
Net Cash Provided by Financing Activities

Net cash provided by financing activities was $160.7 million, $646.2 million and $1,496.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. Cash provided by financing activities in 2020 was primarily attributable to proceeds from the Business Combination and PIPE Investment in the amount of $1,013.9 million, partially offset by the repayment of $816.4 million to our senior revolving credit facilities and mezzanine term debt facilities. Cash provided by financing activities in 2019 was driven by proceeds from the issuance of preferred stock and convertible notes, as well as net proceeds from the senior revolving credit facilities and mezzanine term debt facilities to acquire new inventory. Cash provided by financing activities in 2018 was driven mainly by proceeds from the issuance of preferred stock and net proceeds from our senior revolving credit facilities and mezzanine term debt facilities to acquire new inventory.
Contractual Obligations and Commitments
Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. Below is a table that shows our contractual obligations as of December 31, 2020:

	Payment Due by Year
(in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Senior revolving credit facilities(1)	$341,221	$341,221	$—	$—	$—
Mezzanine term debt facilities(2)	203,984	14,000	28,000	61,326	100,658
Mortgage financing(3)	7,154	7,154	—	—	—
Operating leases(4)	93,530	25,536	17,655	16,475	33,864
Purchase commitments(5)	466,410	466,410	—	—	—
Total	1,112,299	854,321	45,655	77,801	134,522
________________
(1)Represents the principal amounts outstanding as of December 31, 2020. Includes estimated interest payments, calculated using the variable rate in existence at period end over an assumed holding period of 90 days. Borrowings under the senior revolving credit facilities are payable as the related inventory is sold. The payment is expected to be within one year of December 31, 2020.
(2)Represents the principal amounts outstanding as of December 31, 2020 and interest payments assuming the principal balances remain outstanding until maturity. The final maturity dates of the mezzanine term debt facilities vary, as discussed above.
(3)Represents the principal amounts outstanding as of December 31, 2020. The facility provides short-term financing between the origination of a mortgage loan and when Opendoor Home Loans sells the loan to an investor. Included estimated interest payments, calculated using the variable rate in existence at period end over the Company’s average holding period for mortgage loans.
(4)Represents future payments for long-term operating leases that have commenced as of December 31, 2020.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios,or as noted)
(5)As of December 31, 2020, we were under contract to purchase 1,742 homes for an aggregate purchase price of $466.4 million.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2020.
Critical Accounting Policies and Estimates
Discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue, and expenses at the date of the financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated financial statements. Based on this definition, we have identified the critical accounting policies and estimates addressed below. In addition, we have other key accounting policies and estimates that are described in Note 1 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.
Real Estate Inventory
Real estate inventory is carried at the lower of cost or net realizable value. Real estate inventory cost includes but is not limited to the property purchase price, acquisition costs and direct costs to renovate or repair the home, less real estate inventory valuation adjustments, if any. Property purchase price is net of our service charge and represents the cash proceeds paid to the home seller. Real estate inventory is reviewed for impairment on a quarterly basis and as events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount is not expected to be recovered, a real estate inventory valuation adjustment is recorded to cost of revenue and the related assets are adjusted to their net realizable value. For homes under contract, if the carrying value exceeds the expected sale price less expected selling costs, the carrying value of these homes are adjusted to the expected sales price less expected selling costs. For all other homes, if the carrying value exceeds list price or internal projection price less expected selling costs, the carrying value of these homes are adjusted to list price or projection price less expected selling costs. Changes in our pricing assumptions may lead to a change in the outcome of our impairment analysis, and actual results may also differ from our assumptions.
Stock-Based Compensation
Our stock-based awards include stock options, restricted stock units (“RSUs”), and shares of restricted stock (“Restricted Shares”).
We recognize the cost of stock option awards granted to employees and directors based on the estimated grant-date fair value of the awards. Cost is recognized on a straight-line basis over the service period, which is generally the vesting period of the award. We elected to recognize the effect of forfeitures in the period they occur. We determine the fair value of stock options using the Black-Scholes-Merton option pricing model, which is impacted by the following assumptions:
•Expected Term.   We use the simplified method when calculating the expected term due to insufficient historical exercise data. Management elected to use the simplified method instead of historical experience due to a lack of relevant historical data resulting from changes in option vesting schedules and changes in the pool of employees receiving option grants.
•Expected Volatility.   As our shares were not actively traded on Nasdaq until December 2020, the volatility is based on a benchmark of comparable companies within the automotive sales industry and certain real estate technology companies. As the Company’s common stock accumulates more trading history in the coming years, the Company will incorporate more of its own historical volatility and continue to use benchmark volatility with respect to periods beyond our common stock’s trading history.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios,or as noted)
•Expected Dividend Yield.   The dividend rate used is zero as we have never paid any cash dividends on our common stock and do not anticipate doing so in the foreseeable future.
•Risk-Free Interest Rate.   The interest rates used are based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.
We evaluate the assumptions used to value our share-based awards on each grant date. Following the Company’s common stock being listed on Nasdaq, the fair value of our stock has been determined based on the quoted market price. Prior to our common stock being listed on Nasdaq, the grant date fair value of our common stock was determined with the assistance of an independent third-party valuation specialist. The grant date fair value of our common stock was determined using valuation methodologies which utilize certain assumptions, including probability weighting of events, volatility, time to liquidation, a risk-free interest rate, and an assumption for a discount for lack of marketability.
Prior to our common stock being listed on Nasdaq, we determined that an Option Pricing Model (“OPM”) was the most appropriate method for allocating our enterprise value to determine the estimated fair value of our common stock. Application of the OPM involves the use of estimates, judgment, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses and cash flows, discount rates, market multiples, the selection of comparable companies, and the probability of future events. Specifically, we have historically used the OPM back solve analysis in combination with the market comparables approach to estimate the fair value of our common stock. OPM back solve analysis derives the implied equity value for one type of equity security from a contemporaneous transaction involving another type of security; we utilized the OPM back solve analysis with respect to our convertible preferred stock to derive a value of our common stock. In certain periods where there is not a contemporaneous transaction, we utilized the market comparables approach to estimate an enterprise equity valuation which is then allocated using OPM to determine the common stock value.
The grant date fair value calculated using the methodology discussed above is also utilized with respect to RSUs with performance and service conditions to vest and restricted shares. For RSUs with a performance condition, based on a liquidity event, as well as a service condition to vest, no compensation expense is recognized until the performance condition has been satisfied. Subsequent to the liquidity event, compensation expense is recognized to the extent the requisite service period has been completed and compensation expense thereafter is recognized on an accelerated attribution method. Under the accelerated attribution method, compensation expense is recognized over the remaining requisite service period for each service condition tranche as though each tranche is, in substance, a separate award. In February 2021, the Company completed an underwritten public offering, which met the liquidity event vesting condition and triggered the recognition of compensation expense for RSUs for which the time-based vesting condition had been satisfied or partially satisfied. For further information on the February 2021 underwritten public offering, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 21. Subsequent Events”.
We determined the grant date fair value of RSUs with market and performance vesting conditions by using Monte Carlo simulations. The assumptions for stock price volatility, contractual term, dividend yield, and stock price used in the Monte Carlo simulations are determined using the same methodology as described above. The exception is that with respect to the stock price volatility used for the Monte Carlo simulations, the Company took into consideration the capital structure of each comparable company comprising the benchmark to isolate each comparable company’s equity volatility without the effect of leverage and then re-levered using our capital structure. If we consider the performance conditions probable to be satisfied, we recognize the cost of these RSUs by treating each market-based condition as an accounting unit and recognizing the cost over the requisite service period with respect to each unit. We determine the requisite service period by comparing the derived service period to achieve the market-based condition and the explicit service-based period, if any, using the longer of the two service periods as the requisite service period.
The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our share-based compensation expense could be materially different. For more detailed information about our historical and outstanding grants and our valuation of our share-based compensation and awards, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Business Combinations and Note 14. Share-Based Awards”.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios,or as noted)
Derivative Instruments
We account for our derivative instruments in accordance with ASC 815, Derivatives and Hedging. Our derivative instruments consist of interest rate caps, interest rate lock commitments and embedded conversion options related to the convertible notes. Our derivative instruments are freestanding in nature and may be utilized as economic hedges and therefore, the changes in these derivative instruments are recorded as a gain or loss to operations.
We evaluate our convertible debt to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Accounting Standards Codification, or ASC 815-15, “Derivatives and Hedging: Embedded Derivatives.” The result of this accounting treatment is that the fair value of the bifurcated derivative is marked-to-market each balance sheet date and recorded as a liability; the change in fair value is recorded in the Statement of Operations as a gain or loss. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.
The fair value of the embedded conversion options is estimated using a lattice model incorporating the probabilities of various liquidity events which constituted conversion triggering events within the convertible notes. Key assumption of the lattice model is the timing of possible liquidity events. Based on the structure of the convertible notes and our redemption option, which if exercised sufficiently in advance of such conversion events, would allow us to redeem such convertible notes; we valued the embedded conversion options with the assumption that we would preempt liquidity events by asserting its redemption option and thereby narrowing the valuation to terms of the redemption option. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value and resultant gains or losses of this derivative instrument.
On September 14, 2020, the holders of the convertible notes exchanged all of the outstanding convertible notes for the right to receive 21.5 million shares of Opendoor common stock at the Closing, which was completed on December 18, 2020.
Recent Accounting Pronouncements
For information on recent accounting standards, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Description of Business”.

OPENDOOR TECHNOLOGIES INC.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily consist of fluctuations in interest rates.
Interest Rate Risk
We are subject to market risk by way of changes in interest rates on borrowings under our inventory financing facilities and mortgage financing repurchase agreement. As of December 31, 2020 and December 31, 2019 we had outstanding borrowings of $346.3 million and $1,303 million, respectively, which bear interest at a floating rate based on a London Interbank Offered Rate (“LIBOR”) reference rate plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. Many of our floating rate debt facilities also have LIBOR floors. Assuming no change in the outstanding borrowings on our credit facilities, we estimate that a one percentage point increase in LIBOR would increase our interest expense by approximately $4.4 million and $10.1 million for the years ended December 31, 2020 and 2019, respectively.
In July 2017 the U.K. Financial Conduct Authority announced its intention to phase out LIBOR rates by the end of 2021. It is not possible to predict the effect of any changes in the methods by which the LIBOR is determined, or any other reforms to LIBOR that may be enacted in the United States or elsewhere. Such developments may cause LIBOR to perform differently than in the past, including sudden or prolonged increases or decreases in LIBOR, or cease to exist, resulting in the application of a successor base rate under our senior revolving credit facilities, which in turn could have unpredictable effects on our interest payment obligations under our senior revolving credit facilities.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations or financial condition. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability to do so could harm our business, results of operations and financial condition.

OPENDOOR TECHNOLOGIES INC.
Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Opendoor Technologies Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Opendoor Technologies Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, changes in temporary equity and shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Stock-Based Compensation and Share Based Awards – Refer to Notes 1 and 14 to the consolidated financial statements
Critical Audit Matter Description
During the year ended December 31, 2020, the Company granted restricted stock unit awards (RSUs) to certain executives, which contain service, performance and market conditions (the “market condition RSUs”). These conditions include vesting upon achieving a liquidity event and achieving share price milestones. The Company determined the grant-date fair value of the market condition RSUs utilizing Monte Carlo simulations, which incorporate various assumptions including expected stock price volatility, contractual term, dividend yield, and stock price at grant date. The grant date fair value of the market condition RSUs was $357.4 million, which will be recognized over a requisite service period ranging from 6 months to 3.5 years. The Company recognized $19.9 million of compensation expense related to these market condition RSUs for the year ended December 31, 2020.

We identified the accounting and valuation of the market condition RSUs as a critical audit matter because of the significant degree of auditor judgment and increased audit effort to evaluate and assess the valuation model and assumptions used by management to determine the grant date fair value, as well as to evaluate the service periods used to recognize the resulting stock-based compensation expense.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to accounting and valuation of the Company’s market condition RSUs included, among others:
•We inspected the offer letters and/or board of director approvals to evaluate the key terms and conditions of awards granted.
•We tested the accuracy and completeness of the amounts and inputs used in the valuation model by agreeing the terms to the offer letters and/or board approvals.
•With the assistance of fair value specialists, we evaluated the valuation model and assumptions used by the Company to determine the grant date fair value and then developed independent estimates of the grant date fair value and the derived service periods, and compared those estimates to the Company’s.
•With the assistance of professionals in our firm having expertise in accounting for stock-based compensation, we evaluated whether the Company appropriately applied FASB’s Accounting Standard Codification (ASC) 718, Compensation—Stock Compensation to the market condition RSUs, where each market-based condition is treated as an accounting unit, including the features of the market condition RSUs that would impact the grant date fair value, the requisite service periods, and the resulting expense recognition.
Business Combinations – Refer to Note 2 to the consolidated financial statements
Critical Audit Matter Description
Opendoor Labs, Inc. (“Opendoor Labs”) entered into a merger agreement (the “Merger Agreement”) with Social Capital Hedosophia Holdings Corp. II, (“SCH”) on September 15, 2020, which was consummated on December 18, 2020. Upon consummation of the transactions contemplated by the terms of the Merger Agreement, Opendoor Labs became a wholly owned subsidiary of SCH, which domesticated from the Cayman Islands to Delaware and changed its name to Opendoor Technologies Inc. The merger and the domestication transactions are collectively referred to as the “Business Combination.”
The Business Combination was accounted for as a reverse recapitalization whereby SCH was accounted for as the accounting acquiree and Opendoor Labs as the accounting acquirer. This accounting treatment is equivalent to Opendoor Labs issuing stock for the net assets of SCH, accompanied by a recapitalization whereby no goodwill or intangible assets were recorded. Operations prior to the Business Combination are those of Opendoor Labs. At the close of the Business Combination, the Company received consideration of $376.6 million in cash as a result of the reverse recapitalization.
We identified the accounting for the Business Combination as a critical audit matter because of the significant audit effort necessary to evaluate the Company’s conclusions, including the Company’s assessment of which entity represented the accounting acquirer and the resulting characterization and overall basis of presentation of the Company’s consolidated financial statements and disclosures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s accounting for the Business Combination included, among others:
•We inspected the Merger Agreement and other relevant information to evaluate the key terms of the Business Combination.
•We evaluated the Company’s analysis of the Business Combination and the accuracy of the information used in the analysis and the judgments made by management.
•With the assistance of professionals in our firm having expertise in accounting for Business Combinations, we evaluated management’s conclusion regarding which entity represented the accounting acquirer and the resulting characterization and overall basis of presentation which reflects the Business Combination as a reverse capitalization transaction.

•We evaluated the financial statement presentation and disclosures regarding the Business Combination with the accounting conclusions reached and disclosure requirements for a reverse recapitalization.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 4, 2021
We have served as the Company’s auditor since 2015.

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

		As of December 31,
		2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$1,412,665	$405,080
Restricted cash		92,863	279,742
Marketable securities		47,637	43,576
Mortgage loans held for sale pledged under agreements to repurchase		7,529	2,116
Escrow receivable		1,494	13,882
Real estate inventory, net		465,936	1,312,369
Other current assets ($373 and $100 carried at fair value)		24,987	30,879
Total current assets		2,053,111	2,087,644
PROPERTY AND EQUIPMENT – Net		29,228	34,606
RIGHT OF USE ASSETS		49,517	60,681
GOODWILL		30,945	30,945
INTANGIBLES – Net		8,684	12,414
OTHER ASSETS		4,097	5,394
TOTAL ASSETS	(1)	$2,175,582	$2,231,684
LIABILITIES, TEMPORARY EQUITY, AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities		$25,270	$32,977
Current portion of credit facilities and other secured borrowings		346,322	1,074,125
Interest payable		1,081	5,808
Lease liabilities, current portion		20,716	13,472
Total current liabilities		393,389	1,126,382
CREDIT FACILITIES – Net of current portion		135,467	221,929
CONVERTIBLE NOTES		—	140,096
DERIVATIVE AND WARRANT LIABILITIES		—	46,235
LEASE LIABILITIES – Net of current portion		46,625	48,435
OTHER LIABILITIES		94	208
Total liabilities	(2)	575,575	1,583,285
COMMITMENTS AND CONTINGENCIES (See Note 19)
TEMPORARY EQUITY:
Series A convertible preferred stock, zero and 40,089,513 shares authorized, respectively; zero and 40,089,513 shares issued and outstanding, respectively; liquidation preference of $0 and $9,807, respectively		—	9,763
Series B convertible preferred stock, zero and 23,840,816 shares authorized, respectively; zero and 23,840,816 shares issued and outstanding, respectively; liquidation preference of $0 and $20,182, respectively		—	20,049
Series C convertible preferred stock, zero and 29,070,700 shares authorized, respectively; zero and 29,070,700 shares issued and outstanding, respectively; liquidation preference of $0 and $77,160, respectively		—	80,519
Series D convertible preferred stock, zero and 63,956,147 shares authorized, respectively; zero and 63,470,884 shares issued and outstanding, respectively; liquidation preference of $0 and $248,333, respectively		—	257,951
Series E convertible preferred stock, zero and 165,941,619 shares authorized, respectively; zero and 157,952,523 shares issued and outstanding, respectively; liquidation preference of $0 and $1,011,319, respectively		—	1,013,220
Total temporary equity		—	1,381,502
SHAREHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.0001 and $0.00001 par value, respectively; 3,000,000,000 and 485,262,910 shares authorized, respectively; 540,714,692 and 83,748,443 shares issued and outstanding, respectively		54	—
Additional paid-in capital		2,677,155	57,362
Accumulated deficit		(1,077,243)	(790,483)
Accumulated other comprehensive income		41	18
Total shareholders’ equity (deficit)		1,600,007	(733,103)
TOTAL LIABILITIES, TEMPORARY EQUITY, AND SHAREHOLDERS’ EQUITY (DEFICIT)		$2,175,582	$2,231,684
________________
(1)The Company’s consolidated assets at December 31, 2020 and 2019 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Cash and cash equivalents, $15,849 and
$86,526; Restricted cash, $81,408 and $268,368; Real estate inventory, net, $460,680 and $1,312,194; Escrow receivable, $1,364 and $13,798; Other current assets, $5,365 and $11,995; and Total assets of $564,666 and $1,692,881, respectively.
(2)The Company’s consolidated liabilities at December 31, 2020 and 2019 include the following liabilities for which the VIE creditors do not have recourse to Opendoor: Accounts payable and other accrued liabilities, $2,335 and $9,199; Interest payable, $1,059 and $5,784; Current portion of credit facilities and other secured borrowings, $339,173 and $1,042,984; Credit facilities, net of current portion, $135,467 and $221,929; and Total liabilities, $478,034 and $1,279,896, respectively.
See accompanying notes to consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
REVENUE	$2,583,121	$4,740,583	$1,838,066
COST OF REVENUE	2,363,324	4,439,333	1,704,638
GROSS PROFIT	219,797	301,250	133,428
OPERATING EXPENSES:
Sales, marketing and operations	194,721	384,416	196,292
General and administrative	152,769	113,446	72,350
Technology and development	58,172	51,222	28,458
Total operating expenses	405,662	549,084	297,100
LOSS FROM OPERATIONS	(185,865)	(247,834)	(163,672)
DERIVATIVE AND WARRANT FAIR VALUE ADJUSTMENT	(25,941)	6,243	(18,022)
LOSS ON EXTINGUISHMENT OF DEBT	(11,356)	—	—
INTEREST EXPENSE	(67,806)	(109,728)	(60,456)
OTHER INCOME – Net	4,271	12,401	2,598
LOSS BEFORE INCOME TAXES	(286,697)	(338,918)	(239,552)
INCOME TAX EXPENSE	(63)	(252)	(377)
NET LOSS	(286,760)	(339,170)	(239,929)
LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	1,847	1,362
NET LOSS ATTRIBUTABLE TO OPENDOOR TECHNOLOGIES INC.	$(286,760)	$(341,017)	$(241,291)
Net loss per share attributable to common shareholders:
Basic	$(2.62)	$(4.26)	$(3.16)
Diluted	$(2.62)	$(4.37)	$(3.16)
Weighted-average shares outstanding:
Basic	109,301	79,977	78,564
Diluted	109,301	79,977	78,564
See accompanying notes to consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
NET LOSS	$(286,760)	$(339,170)	$(239,929)
OTHER COMPREHENSIVE INCOME:
Unrealized gains on marketable securities	23	20	25
COMPREHENSIVE LOSS	(286,737)	(339,150)	(239,904)
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	1,847	1,362
COMPREHENSIVE LOSS ATTRIBUTABLE TO OPENDOOR TECHNOLOGIES INC.	$(286,737)	$(340,997)	$(241,266)
See accompanying notes to consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY
EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands, except number of shares)

	Temporary Equity										Shareholders’ Equity (Deficit)
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling interests	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE–December 31, 2017	25,477,056	$10,037	15,029,846	$20,448	17,972,134	$80,519	33,937,556	$223,072	—	$—	44,694,066	$—	$10,702	$(161,434)	(27)	129	$(150,630)
Retroactive Conversion of shares due to Business Combination	15,733,178	—	9,281,576	—	11,098,566	—	20,957,901	—	—	—	27,600,509	—	—	—	—	—	—
BALANCE-December 31, 2017, as converted	41,210,234	10,037	24,311,422	20,448	29,070,700	80,519	54,895,457	223,072	—	—	72,294,575	—	10,702	(161,434)	(27)	129	(150,630)
Issuance of Series E preferred stock	—	—	—	—	—	—	—	—	119,601,567	706,766	—	—	—	—	—	—	—
Issuance of Series E-1 preferred stock	—	—	—	—	—	—	—	—	4,022,117	23,816	—	—	—	—	—	—	—
Issuance of common stock in connection with acquisition	—	—	—	—	—	—	—	—	—	—	2,666,809	—	7,922	—	—	—	7,922
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	4,133,158	—	2,388	—	—	—	2,388
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	8,366,487	—	5,201	—	—	—	5,201
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—	(9,597,173)	—	(9,986)	(36,106)	—	—	(46,092)
Repurchase of Series A preferred stock	(1,120,721)	(274)	—	—	—	—	—	—	—	—	—	—	—	(5,269)	—	—	(5,269)
Repurchase of Series B preferred stock	—	—	(470,606)	(399)	—	—	—	—	—	—	—	—	—	(1,930)	—	—	(1,930)
Repurchase of Series D preferred stock	—	—	—	—	—	—	(29,963)	(121)	—	—	—	—	—	(26)	—	—	(26)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	14,974	—	—	—	14,974
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	25	—	25
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(241,291)	—	1,362	(239,929)
BALANCE–December 31, 2018	40,089,513	$9,763	23,840,816	$20,049	29,070,700	$80,519	54,865,494	$222,951	123,623,684	730,582	77,863,856	$—	$31,201	$(446,056)	$(2)	$1,491	$(413,366)
Issuance of Series E-2 preferred stock	—	—	—	—	—	—	—	—	34,328,839	282,638	—	—	—	—	—	—	—
Issuance of Series D preferred stock	—	—	—	—	—	—	8,605,390	35,000	—	—	—	—	7,241	—	—	—	7,241
Issuance of common stock in stock in connection with acquisition	—	—	—	—	—	—	—	—	—	—	1,550,059	—	6,650	—	—	—	6,650
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	2,106,144	—	1,061	—	—	—	1,061
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	3,037,155	—	3,450	—	—	—	3,450
Repurchase of common Stock	—	—	—	—	—	—	—	—	—	—	(808,771)	—	(590)	(3,410)	—	—	(4,000)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	13,196	—	—	—	13,196
Purchase of non- controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(4,847)	—	—	(62)	(4,909)
Capital distribution of non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,276)	(3,276)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	20	—	20
Net income (loss)	—	—	—	—	—	—	—	—	—	—	—	—	—	(341,017)	—	1,847	(339,170)
BALANCE–December 31, 2019	40,089,513	$9,763	23,840,816	$20,049	29,070,700	$80,519	63,470,884	$257,951	157,952,523	$1,013,220	83,748,443	—	$57,362	$(790,483)	$18	$—	$(733,103)
Issuance of Series D preferred stock	—	—	—	—	—	—	485,262	1,974	—	—	—	—	2,841	—	—	—	2,841
Issuance of Series E preferred stock	—	—	—	—	—	—	—	—	364,070	2,156	—	—	1,460	—	—	—	1,460
Issuance of issuer stock rights in extinguishment of convertible notes	—	—	—	—	—	—	—	—	—	—	—	—	212,940	—	—	—	212,940

OPENDOOR TECHNOLOGIES INC.

Issuance of common stock in exchange for issuer stock rights	—	—	—	—	—	—	—	—	—	—	21,460,401	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	1,389,585	—	889	—	—	—	889
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	1,461,844	—	133	—	—	—	133
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	5,638,019	—	7,652	—	—	—	7,652
Conversion of preferred stock to common stock	(40,089,513)	(9,763)	(23,840,816)	(20,049)	(29,070,700)	(80,519)	(63,956,146)	(259,925)	(158,316,593)	(1,015,376)	315,273,768	2	1,385,630	—	—	—	1,385,632
Issuance of common stock in connection with Business Combination and PIPE offering	—	—	—	—	—	—	—	—	—	—	111,742,632	52	970,243	—	—	—	970,295
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	38,005	—	—	—	38,005
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	23	—	23
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(286,760)	—	—	(286,760)
BALANCE–December 31, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	540,714,692	$54	$2,677,155	$(1,077,243)	$41	$—	$1,600,007
See accompanying notes to consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(286,760)	$(339,170)	$(239,929)
Adjustments to reconcile net loss to cash, cash equivalents, and restricted cash provided by (used in) operating activities:
Depreciation and amortization – net of accretion	38,604	27,372	12,781
Amortization of right of use asset	23,744	11,940	—
Stock-based compensation	38,005	12,606	8,422
Warrant fair value adjustment	2,622	(6,243)	18,022
Inventory valuation adjustment	7,596	31,885	20,523
Changes in fair value of derivative instruments	23,043	1,102	2,996
Payment-in-kind interest	3,910	2,052	—
Net fair value adjustments and gain (loss) on sale of mortgage loans held for sale	(3,390)	(447)	—
Origination of mortgage loans held for sale	(127,658)	(23,194)	—
Proceeds from sale and principal collections of mortgage loans held for sale	125,635	21,525	—
Changes in operating assets and liabilities:
Escrow receivable	12,388	(3,110)	4,474
Real estate inventories	834,143	16,951	(1,015,207)
Other assets	4,315	(7,518)	(11,723)
Accounts payable and other accrued liabilities	(3,995)	(4,331)	16,375
Interest payable	(3,145)	475	3,629
Lease liabilities	(7,146)	(13,945)	—
Net cash provided by (used in) operating activities	681,911	(272,050)	(1,179,637)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(17,341)	(27,972)	(20,022)
Purchase of marketable securities	(174,530)	(79,319)	(22,926)
Proceeds from sales, maturities, redemptions and paydowns of marketable securities	170,005	45,025	40,373
Acquisitions, net of cash acquired	—	(32,812)	(4,857)
Net cash used in investing activities	(21,866)	(95,078)	(7,432)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series D preferred stock	3	35,000	—
Proceeds from issuance of Series E preferred stock	2,156	—	708,200
Issuance cost of Series E preferred stock	—	—	(1,434)
Proceeds from issuance of Series E-2 preferred stock	—	282,875	—
Issuance cost of Series E-2 preferred stock	—	(237)	—
Proceeds from issuance of common stock	82	—	—
Proceeds from issuance of convertible notes	—	178,200	20,000
Proceeds from exercise of stock options	7,557	3,358	6,888
Proceeds from Business Combination and PIPE offering	1,013,926	—	—
Issuance cost of common stock	(43,449)	—	—
Capital distributions of non-controlling interest	—	(3,276)	—
Proceeds from credit facilities and other secured borrowings	1,433,798	3,664,217	1,994,088
Principal payments on credit facilities and other secured borrowings	(2,250,192)	(3,495,411)	(1,176,541)
Payment of loan origination fees and debt issuance costs	(3,220)	(15,137)	(8,911)
Repurchase of common stock at fair value	—	(3,410)	(37,777)
Repurchase of Series A preferred stock	—	—	(5,543)
Repurchase of Series B preferred stock	—	—	(2,329)
Repurchase of Series D preferred stock	—	—	(147)
Net cash provided by financing activities	160,661	646,179	1,496,494
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	820,706	279,051	309,425
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – Beginning of year	684,822	405,771	96,346
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of year	$1,505,528	$684,822	$405,771

OPENDOOR TECHNOLOGIES INC.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid during the period for interest	$56,937	$85,910	$44,574
DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Conversion of preferred stock to common stock	$1,385,632	$—	$—
Issuance of issuer stock rights in extinguishment convertible notes	212,940	—	—
Vesting of early exercised stock options	124	1,060	2,388
Conversion of convertible notes to Series E-1 preferred stock	—	—	23,816
Noncash financing, issuance of common stock for acquisition	—	6,650	(6,152)
RECONCILIATION TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$1,412,665	$405,080	$262,368
Restricted cash	92,863	279,742	143,403
Cash, cash equivalents, and restricted cash	$1,505,528	$684,822	$405,771
See accompanying notes to consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)

1.DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES
Description of Business
Opendoor Technologies Inc. (the “Company” and “Opendoor”) including its consolidated subsidiaries and certain variable interest entities (“VIEs”), is a leading digital platform for buying and selling homes. Opendoor streamlines the home selling and buying transaction and creates an end-to-end experience online. As of December 31, 2020, the Company had completed over 80,000 home transactions in 21 markets across the United States. The Company was incorporated in Delaware on December 30, 2013.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared pursuant to generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 include the accounts of Opendoor, its wholly owned subsidiaries and VIEs where the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements herein. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation. Certain prior period amounts have been reclassified to conform to the current period’s presentation.
As a result of the Business Combination completed on December 18, 2020, prior period share and per share amounts presented in the accompanying consolidated financial statements and these related notes have been retroactively converted. See “Note 2— Business Combination” for additional information.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ materially from such estimates. Significant estimates, assumptions and judgments made by management include, among others, the determination of the fair value of common stock, share-based awards, warrants, derivatives, convertible notes, and inventory impairment (“real estate inventory valuation adjustment”). Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent that there are material differences between these estimates and actual results, the Company’s financial statements will be affected. The COVID-19 pandemic introduced significant additional uncertainties with respect to estimates, judgments and assumptions, which may materially impact these estimates.
Significant Risks and Uncertainties
The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, the Company believes that changes in any of the following areas could have a significant negative effect on the Company in terms of its future financial position, results of operations or cash flows: public health crises, like the COVID-19 pandemic; its rates of revenue growth; its ability to manage advertising inventory or pricing; engagement and usage of its products; the effectiveness of its investment of resources to pursue strategies; competition in its market; the stability of the residential real estate market; the impact of interest rate changes on demand and its costs; changes in technology, products, markets or services by the Company or its competitors; the addition or loss of significant customers; its ability to maintain or establish relationships with listings and data providers; its ability to obtain or maintain licenses and permits to support its current and future businesses; actual or anticipated changes to its products and services; changes in government regulation affecting its business; the outcomes of legal proceedings; natural disasters and catastrophic events; scaling and adaptation of existing technology and network infrastructure; its management of its growth; its ability to attract and retain qualified employees and key personnel; its ability to successfully integrate and realize the benefits of its past or future strategic acquisitions or investments; the protection of customers’ information and other privacy concerns; the protection of its brand and intellectual property; and intellectual property infringement and other claims, among other things.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
On March 11, 2020, the World Health Organization characterized the outbreak of a novel strain of coronavirus (COVID-19) as a pandemic. Since that time, this outbreak has spread throughout the United States inclusive of all of the states in which the Company operates. In response to the developments of COVID-19, the Company paused making new offers to purchase homes beginning in March and significantly reduced the Company’s home inventory balance during the second and third quarters of 2020. The Company relaunched offers to purchase homes in select markets in May 2020 and resumed operations across all of its markets by the end of August 2020. The extent to which COVID-19 will impact our operations will depend on further developments, which are highly uncertain and cannot be predicted at this time. See “Note 20 — Restructuring” for further discussion.
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, investments in marketable securities, and mortgage loans held for sale pledged under agreements to repurchase (“MLHFS”). The Company places cash and cash equivalents and investments with major financial institutions, which management assesses to be of high credit quality, in order to limit exposure of the Company’s investments.
Similarly, the Company’s credit risk on mortgage loans held for sale is mitigated due to a large number of customers. Further, the Company’s credit risk on mortgage loans held for sale is mitigated by the fact that the Company typically sells mortgages on the secondary market within a relatively short period of time after which the Company’s exposure is limited to borrower defaults within the initial few months of the mortgage.
Reclassifications
In 2020, the Company changed its presentation of Mortgage loans held for sale pledged under agreements to repurchase on its Consolidated Balance Sheets as of December 31, 2019, by reclassifying the $2.1 million balance from Other current assets to Mortgage loans held for sale pledged under agreements to repurchase. These changes had no effect on previously reported total assets and total liabilities, net loss or to the classifications of cash flow activities. The Company has modified its disclosures, including comparative disclosures, for MLHFS and related mortgage activity.
Segment Reporting
For the years ended December 31, 2020, 2019, and 2018, the Company was managed as a single operating segment on a consolidated basis. Furthermore, the Company determined that the Co-Founder and Chief Executive Officer is the Chief Operating Decision Maker as he is responsible for making decisions regarding the allocation of resources and assessing performance, as well as for strategic operational decisions and managing the organization at a consolidated level.
Cash and Cash Equivalents
Cash includes demand deposits with financial institutions and cash items in transit. Cash equivalents include only investments with initial maturities of three months or less that are highly liquid and readily convertible to known amounts of cash. The Company maintains portions of the Company’s cash in bank deposit accounts, which, at times, may exceed federally insured limits. Management believes that the Company is not exposed to any significant credit risk related to cash deposits.
Restricted Cash
Restricted cash consists primarily of funds held in operating, collection, disbursement and reserve accounts related to the Company’s credit facilities and entities established for such credit facilities. The restricted cash balance related to the Company’s credit facilities are constrained by contract to purchasing real estate inventory and certain related activities. In addition, the Company is required to maintain letters of credit and a time deposit account for certain of the Company’s office leases. See “Note 7 — Credit Facilities and Long-Term Debt” for further discussion.
Marketable Securities
The Company’s investments in marketable securities consist of debt securities classified as available-for-sale and measured at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) in

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
shareholders’ equity and realized gains and losses included in earnings. None of the Company’s investments in marketable securities were impaired for the years ended December 31, 2020, 2019 and 2018. See “Note 4 — Cash, Cash Equivalents, and Marketable Securities” for further discussion.
Real Estate Inventory
Real estate inventory is carried at the lower of cost or net realizable value. Real estate inventory cost includes but is not limited to the property purchase price, acquisition costs and direct costs to renovate or repair the home, less real estate inventory valuation adjustments, if any. Work-in-progress inventory includes homes undergoing updates and finished goods inventory includes homes ready for resale. Real estate inventory is reviewed for impairment at least quarterly and as events or changes in circumstances indicate that the carrying value may not be recoverable. If the carrying amount or basis is not expected to be recovered, a real estate inventory valuation adjustment is recorded to cost of revenue and the related assets are adjusted to their net realizable value.
Mortgage Loans Held for Sale Pledged under Agreements to Repurchase
MLHFS pledged under agreements to repurchase include residential mortgages originated for sale in the secondary markets on a best-effort basis. The Company has elected the fair value option for all MLHFS (see “Note 8 — Fair Value Disclosures”). This option allows for the Company to better offset changes in the fair value of MLHFS with derivatives used to economically hedge them when the Company moves away from selling on a best-effort basis, without applying hedge accounting. MLHFS are recorded at fair value based on sales commitments. MLHFS are transferred from the Company to the counterparty pursuant to a master repurchase agreement, which is treated as a secured borrowing; this treatment requires that the assets transferred remain on the Company’s balance sheet and measured as if the transfer did not take place.
Gains and losses on MLHFS, including the change in fair value associated with MLHFS, are recorded in Revenue. Direct loan origination costs and fees including headcount costs related to loan production are recorded in Cost of revenue. Interest income on MLHFS is calculated based upon the note rate of the loan and recorded in Interest income.
Derivative Instruments
The Company’s derivative instruments are comprised of interest rate caps, interest rate lock commitments (“IRLCs”), and embedded conversion options related to the convertible notes. The Company’s derivative instruments are freestanding in nature and some are utilized as economic hedges. These derivative instruments are recorded at fair value with changes recognized as a gain or loss to operations. See “Note 5 — Derivative Instruments” for further discussion.
Escrow Receivable
Escrow receivable consists of proceeds from home resale held in escrow prior to such proceeds being remitted to us. The Company reviews the need for an allowance for credit losses quarterly based on historical collections experience, among other factors. As of December 31, 2020 and 2019, the Company did not have any material write-offs and did not record an allowance for credit losses.
No customers accounted for 10% or more of the Company’s Escrow Receivable as of December 31, 2020 or 2019, respectively.
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Property and equipment are capitalized and depreciated. Depreciation is calculated using the straight-line method over the estimated useful lives of assets. Maintenance and repair costs are charged to expense as incurred. The estimated useful lives of the Company’s property and equipment are as follows:

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)

Internally developed software	2 years
Software implementation costs	Lesser of 3 years or contract term
Computers	2 years
Security systems	1 year
Furniture and fixtures	5 years
Leasehold improvements	Lesser of useful life or lease term
Office equipment	3 years
Leases
The Company determines if an arrangement is or contains a lease at inception or modification of the arrangement. An arrangement is or contains a lease if there are identified assets and the right to control the use of an identified asset is conveyed for a period in exchange for consideration. Control over the use of the identified assets means the lessee has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.
For leases for which the Company is the lessee, the Company recognizes right-of-use assets and lease liabilities for all leases other than those with a term of 12 months or less as the Company has elected to apply the short-term lease recognition exemption. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term. Lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are classified and recognized at the commencement date of a lease. Lease liabilities are measured based on the present value of fixed lease payments over the lease term. Right-of-use assets consist of (i) initial measurement of the lease liability; (ii) lease payments made to the lessor at or before the commencement date less any lease incentives received; and (iii) initial direct costs incurred by the Company. Lease payments may vary because of changes in facts or circumstances occurring after the commencement, including changes in inflation indices. Variable lease payments are excluded from the measurement of right-of-use assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred.
As the rates implicit on the Company’s leases for which it is the lessee are not readily determinable, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments. When determining the incremental borrowing rate, the Company assesses multiple variables such as lease term, collateral, economic conditions, and creditworthiness.
For operating leases, the Company recognizes straight-line rent expense. For finance leases, the Company recognizes interest expense associated with the lease liability and amortization expense associated with the right-of-use asset. For right-of-use assets held under finance leases and leasehold improvements, the estimated useful lives are limited to the shorter of the useful life of the asset or the term of the lease.
The Company’s lease arrangements may include options to extend or early terminate a lease, which it does not include in expected lease terms unless they are reasonably certain to be exercised. The Company has lease arrangements with lease and non-lease components. As a lessee, the Company has elected to apply the practical expedient to combine lease and related non-lease components, for all classes of underlying assets, and shall account for the combined component as a lease component.
Occasionally, as a lessor, the Company enters into contracts accounted for as leases. As a lessor, the Company elected to apply the practical expedient to combine lease and non-lease components for all classes of underlying assets.
Internally Developed Software
For software the Company develops for internal use, the costs incurred in the preliminary stages of development are expensed as incurred. Once an application reaches the development stage, the Company capitalizes direct costs incurred (including internal and external) to property and equipment. Maintenance and on-going operating costs of developed applications are expensed as incurred. Amortization expense is recognized on a straight-line basis into technology and development expense.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
Goodwill
Goodwill represents the difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. The Company has a single reporting unit and management reviews goodwill for impairment annually on the first day of the third quarter and also if events or changes in circumstances indicate the occurrence of a triggering event. Goodwill is reviewed for impairment by initially considering qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform a quantitative analysis. If it is determined that it is more likely than not that the fair value of reporting unit is less than its carrying amount, a quantitative analysis is performed to identify goodwill impairment.
Intangible Assets
The Company recorded intangible assets with finite lives, including developed technology, customer relationships, trademarks, and non-competition agreements, as a result of acquisitions as well as internal development. Intangible assets are amortized based on their estimated economic lives, ranging from 2 to 5 years.
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment and definite-lived intangible assets, among other long-term assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. No impairment loss was recognized for the years ended December 31, 2020, 2019, and 2018.
Revenue Recognition
The Company generates revenue through home sales, along with other revenue from ancillary real estate services. Other revenue represents an insignificant portion of the Company’s total revenue.
The Company recognizes revenue when it satisfies its performance obligations by transferring control of promised goods or services to its customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
Home sales revenue consists of selling residential real estate to customers. Revenue is recognized when title to and possession of the property has transferred to the customer and the Company has no continuing involvement with the property, which is generally upon close of escrow. The amount of revenue recognized for each home sale is equal to the sale price of the home net of any concessions. The Company generally provides a 90-day guarantee on home sales, subject to terms and conditions. Returns on home sales have been limited in the Company’s experience and it does not estimate for returns in recognizing revenue.
Other revenue consists primarily of title insurance facilitation revenue, closing and escrow services, real estate broker commissions, and gain (loss) on sale of mortgage loans. These real estate services are provided in conjunction with home sales, and revenue is recognized consistent with home sales revenue, generally upon close of escrow.
No customers generated 10% or more of the Company’s total revenue in the years ended December 31, 2020, 2019 or 2018.
Cost of Revenue
Cost of revenue includes the property purchase price, acquisition costs, direct costs to renovate or repair the home and real estate inventory valuation adjustments, if any. These costs are accumulated in real estate inventory during the property holding period and charged to cost of revenue under the specific identification method when the property is sold. Additionally, for the

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
Company’s revenues other than home sales revenue, cost of revenue consists of any costs incurred in delivering the service including associated headcount expenses such as salaries, benefits, and stock-based compensation.
Sales, Marketing and Operations Expense
Sales, marketing and operations expense consists primarily of resale broker commissions, resale closing costs, holding costs related to real estate inventory including utilities, property taxes and maintenance, and expenses associated with product marketing, promotions and brand-building. Sales, marketing and operations expense includes any headcount expenses in support of sales, marketing, and real estate inventory operations such as salaries, benefits, and stock-based compensation. These costs are expensed as incurred.
Advertising costs are expensed as incurred. For the years ended December 31, 2020, 2019, and 2018, expenses attributable to advertising totaled $33.1 million, $75.2 million, and $38.9 million, respectively.
Technology and Development
Technology and development expense consists primarily of amortization expense of capitalized software development costs in addition to headcount expenses, including salaries, benefits, and stock-based compensation for employees in the design, development, testing, maintenance and operation of the Company’s mobile applications, websites, tools and other applications that support its products.
Stock-Based Compensation
Stock-based compensation awards consist of stock options, restricted stock units (“RSUs”), and shares of restricted stock (“Restricted Shares”).
Stock Options
The Company has granted stock options with a service condition to vest, which is generally four years. The Company records stock-based compensation expense for service-based stock options on a straight-line basis over the requisite service period, which is generally the option’s vesting period. These amounts are reduced by forfeitures as the forfeitures occur. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair value as of the grant date for stock options.
RSUs
The Company has granted RSUs with a performance condition, based on a liquidity event, as defined by the share agreement, as well as a service condition to vest, which is generally four years. The Company determines the fair value of RSUs based on the valuation of the Company’s common stock as of the grant date. No compensation expense is recognized for performance-based awards until the liquidity event has occurred. Subsequent to the occurrence of a liquidity event, compensation expense is recognized to the extent the requisite service period has been completed. Compensation expense is recognized on an accelerated attribution basis over the requisite service period of the awards subject to the achievement of the liquidity event.
Market Condition RSUs
The Company has granted RSUs with a performance condition, based on a liquidity event, as defined by the share agreement, as well as a market condition to vest. Subject to the employee’s continued services to the Company, the market-based conditions are satisfied upon the Company's achievement of share price milestone calculated based on 60-day volume weighted average.
For market-based RSUs, the Company determines the grant-date fair value utilizing Monte Carlo simulations, which incorporates various assumptions including expected stock price volatility, contractual term, dividend yield, and stock price at grant date. The Company estimates the volatility of common stock on the date of grant based on the weighted-average historical stock price volatility of comparable publicly-traded companies. As the Company had no history of dividend payments and had not declared any prospective dividends, a 0% dividend yield was assumed.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
For stock-based compensation, each market-based condition is treated as an accounting unit and expense is recognized over the requisite service period with respect to each unit and only if performance-based conditions are considered probable to be satisfied. The Company determines the requisite service period by comparing the derived service period to achieve the market-based condition and the explicit service-based period, if any, using the longer of the two service periods as the requisite service period.
Restricted Shares
The fair value of the Restricted Shares is equal to the estimated fair value of the Company’s common stock on the grant date. The Company recognizes compensation expense for the shares on a straight-line basis over the requisite service period of the awards. The fair value of these shares will be recognized into common stock and additional paid-in-capital as the shares vest.
Income Taxes
The Company records income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are recorded based on the estimated future tax effects of differences between the financial statement and income tax basis of existing assets and liabilities. These differences are measured using the enacted statutory tax rates that are expected to apply to taxable income for the years in which differences are expected to reverse. The Company recognizes the effect on deferred income taxes of a change in tax rates in income in the period that includes the enactment date.
The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes.
The Company records uncertain tax positions on the basis of a two-step process whereby: (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognizes the largest amount of tax benefit that is more than 50% likely to be realized upon ultimate settlement with the related tax authority.
Consolidation of Variable Interest Entities
The Company is a variable interest holder in certain entities in which equity investors at risk do not have the characteristics of a controlling financial interest or where the entity does not have enough equity at risk to finance its activities without additional subordinated financial support from other parties; these entities are VIEs. The Company’s variable interest arises from contractual, ownership or other monetary interest in the entity, which fluctuates based on the VIE’s economic performance. The Company consolidates a VIE if it is the primary beneficiary. The Company is the primary beneficiary if it has a controlling financial interest, which includes both the power to direct the activities that most significantly impact the economic performance of the VIE and a variable interest that obligates the Company to absorb losses or the right to receive benefits that potentially could be significant to the VIE. To determine whether a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of its involvement with the VIE. The Company assesses whether or not the Company is the primary beneficiary of a VIE on an ongoing basis.
Recently Issued Accounting Standards
Recently Adopted Accounting Standards
In September 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which amends guidance on reporting credit losses for assets held at amortized cost basis and available-for-sale debt securities. The FASB also issued subsequent amendments to the initial guidance, ASU 2019-04, ASU 2019-05, ASU 2019-11, and ASU 2020-03 (collectively, “Topic 326”).

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
The effective date and transition methodology for the amendments in Topic 326 are the same as in ASU 2016-13. For assets held at amortized cost basis, Topic 326 eliminates the probable initial recognition threshold in current GAAP and, instead, requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For available-for-sale debt securities, credit losses should be measured in a manner similar to current GAAP, however Topic 326 requires that credit losses be presented as an allowance rather than as a write-down. The amendments affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The Company adopted this ASU as of January 1, 2020 and the adoption of this ASU did not have a material impact to the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15 Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40). ASU 2018-15 amends a customer’s accounting for implementation costs incurred in hosting arrangements. The guidance aligns the requirements for capitalizing implementation costs incurred in cloud computing arrangements with the requirements for capitalizing costs to develop or obtain internal-use software. This ASU is effective for annual reporting periods beginning after December 15, 2019 and early adoption is permitted. The Company adopted this ASU as of January 1, 2020 and the adoption of this ASU did not have a material impact to the Company’s consolidated financial statements under the prospective transition method.
Recently Issued Accounting Standards Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not believe that the new guidance will have a material effect given that the Company has a full valuation allowance and the scenarios for which the guidance offer simplification are not significant for the Company..
In March 2020, the FASB issued ASU 2020-04 which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Inter- Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. This guidance is optional for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. This guidance is effective from March 12, 2020 through December 31, 2022. Entities may elect to adopt the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Company may elect to take advantage of this optional guidance in its transition away from LIBOR within certain debt contracts. While the goal of the reference rate reform transition is for it to be economically neutral to entities, the Company has not yet adopted this standard nor has the Company determined the impact the adoption of this guidance will have on the Company’s financial position, results of operations or cash flows.
2.BUSINESS COMBINATIONS
Opendoor Labs Inc. entered into a merger agreement (the “Merger Agreement”) with Social Capital Hedosophia Holdings Corp. II, (“SCH”) on September 15, 2020. Pursuant to the Merger Agreement, Hestia Merger Sub Inc., a newly formed subsidiary of SCH (“Merger Sub”), merged with and into Opendoor Labs Inc. Upon the completion of the transactions contemplated by the terms of the Merger Agreement (the “Closing”) on December 18, 2020, the separate corporate existence of Merger Sub ceased and Opendoor Labs Inc. survived the merger and became a wholly owned subsidiary of SCH. On December 18, 2020, SCH also filed a notice of deregistration with the Cayman Islands Registrar of Companies, together with the necessary accompanying documents, and filed a certificate of incorporation and a certificate of corporate domestication with the Secretary of State of the State of Delaware, under which SCH was domesticated as a Delaware corporation, changing its name from “Social Capital Hedosophia Holdings Corp. II” to “Opendoor Technologies Inc.” These transactions are collectively referred to as the “Business Combination.”

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
The Business Combination was accounted for as a reverse recapitalization whereby SCH was determined as the accounting acquiree and Opendoor Labs Inc. as the accounting acquirer. This accounting treatment is equivalent to Opendoor Labs Inc. issuing stock for the net assets of SCH, accompanied by a recapitalization whereby no goodwill or other intangible assets are recorded. Operations prior to the Business Combination are those of Opendoor Labs Inc. At the Closing, the Company received consideration of $376.6 million in cash as a result of the reverse recapitalization.
In connection with the Business Combination, SCH entered into subscription agreements with certain investors, whereby it issued 60,005,000 shares of common stock at $10.00 per share (“PIPE Shares”) for an aggregate purchase price of $600.1 million (“PIPE Investment”), which closed simultaneously with the consummation of the Business Combination. Upon the Closing, the PIPE Shares were automatically converted into shares of the Company's common stock on a one-for-one basis.
Upon the Closing, holders of Opendoor Labs Inc. common stock received shares of Opendoor Technologies common stock in an amount determined by application of the exchange ratio of 1.618 (“Exchange Ratio”), which was based on Opendoor Labs Inc.’s implied price per share prior to the Business Combination. For periods prior to the Business Combination, the reported share and per share amounts have been retroactively converted (“Retroactive Conversion”) by applying the Exchange Ratio.
In connection with the Business Combination, the Company incurred approximately $43.6 million of equity issuance costs, consisting of underwriting, legal, and other professional fees, which are recorded to additional paid-in capital as a reduction of proceeds.
OSN acquisition
On September 4, 2019, the Company acquired 100% of the outstanding equity of OS National LLC, including its consolidated subsidiaries (“OSN”). OSN, a company based in Duluth, Georgia, provides settlement, escrow and title services to consumers, financial institutions, real estate investment trusts, private equity firms, mortgage servicers and institutional investors to facilitate residential and commercial real estate transactions. The Company acquired OSN with the intent of streamlining the home-buying process for its customers by integrating settlement and escrow services into the Company’s existing product offerings. The Company indirectly acquired OSN’s noncontrolling interest in the title companies originally formed as joint ventures between Opendoor and OSN for $4.9 million, which was recorded as an equity transaction. As a result of this business combination, the Company became more vertically integrated with the ability to offer its customers OSN products and create a more seamless home buying experience while reducing its cost structure with respect to real estate transactions.
The acquisition-date fair value of the consideration transferred consisted of the following (in thousands):

Cash consideration	$34,300
Equity consideration – common stock	6,700
Total consideration transferred	$41,000
Acquired intangible assets consist of trademarks and customer relationships valued at $5.1 million and $6.5 million, respectively. The Company amortizes these acquired intangible assets over 5 years.
Open Listings acquisition
On September 10, 2018, the Company acquired 100% of the outstanding equity of Open Listings Co. (now known as OD Homes Brokerage Inc.) (“Open Listings”). Open Listings, a Los Angeles based company, is an online platform that connects self-directed buyers with partner buying agents in an effort to reshape the home buying experience and deliver a lower buyer agent commission by refunding a portion of the agent commission to the buyer. The Company acquired Open Listings with the intent of integrating the Open Listings business model into its business of buying and selling homes. The Open Listings service product has been fully integrated to Opendoor’s services offering under Buy with Opendoor.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
The acquisition-date fair value of the consideration transferred consisted of the following (in thousands):

Cash consideration	$9,370
Equity consideration	6,150
Total consideration transferred	$15,520
Acquired intangible assets consist of trademarks, non-competition agreements, customer relationships and developed technology valued at $0.3 million, $0.1 million, $0.9 million, and $2.9 million, respectively. The Company amortizes these acquired intangible assets over 2 years.
Pro forma financial information
The results of operations for OSN that have been included in the Company’s consolidated financial statements from the September 4, 2019 acquisition date through December 31, 2019 includes revenue of $12.8 million and net loss of $4.2 million. The results of operations for Open Listings that have been included in the Company’s consolidated financial statements from the September 10, 2018 acquisition date through December 31, 2018 includes revenue of $2.0 million and net loss of $2.3 million.
The following unaudited pro forma results of operations have been prepared as though the OSN acquisition and the Open Listings acquisition were completed on January 1, 2018 (in thousands). Pro forma amounts are based on the purchase price allocation of the acquisition and are not necessarily indicative of results that may be reported in the future. Non-recurring pro forma adjustments including acquisition-related costs directly attributable to the business combination transactions are included within the reported pro forma revenue and net loss.

	Year Ended December 31,
(unaudited)	2019	2018
Revenue	$4,763,716	$1,883,129
Net loss	(340,667)	(231,865)
3.REAL ESTATE INVENTORY
The following table presents the components of inventory, net of applicable real estate inventory valuation adjustments, as of the dates presented (in thousands):

	December 31, 2020	December 31, 2019
Work-in-process	$183,004	$179,419
Finished goods	282,932	1,132,950
Total real estate inventory	$465,936	$1,312,369

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
4.CASH, CASH EQUIVALENTS, AND MARKETABLE SECURITIES
The amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents, and marketable securities as of December 31, 2020 and 2019, are as follows (in thousands):

	December 31, 2020
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$709,924	$—	$—	$709,924	$709,924	$—
Money market funds	618,197	—	—	618,197	618,197	—
Commercial paper	81,037	1	—	81,038	81,038	—
Corporate debt securities	29,891	26	(2)	29,915	3,506	26,409
Asset-backed securities	12,518	19	(4)	12,533	—	12,533
U.S. agency securities	6,993	2	—	6,995	—	6,995
U.S. Treasury securities	1,700	—	—	1,700	—	1,700
Total	$1,460,260	$48	$(6)	$1,460,302	$1,412,665	$47,637

	December 31, 2019
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$366,358	$—	$—	$366,358	$366,358	$—
Money market funds	30,935	—	—	30,935	30,935	—
Commercial paper	19,997	1	(4)	19,994	7,038	12,956
Corporate debt securities	16,417	12	(1)	16,428	—	16,428
Asset-backed securities	12,482	12	(2)	12,492	—	12,492
U.S. agency securities	749	—	—	749	749	—
U.S. Treasury securities	1,000	—	—	1,000	—	1,000
Non-U.S. securities	700	—	—	700	—	700
Total	$448,638	$25	$(7)	$448,656	$405,080	$43,576

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
A summary of debt securities with unrealized losses aggregated by period of continuous unrealized loss is as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$19,296	$—	$—	$—	$19,296	$—
Corporate debt securities	7,538	(2)	—	—	7,538	(2)
Asset-backed securities	4,611	(4)	—	—	4,611	(4)
Total	$31,445	$(6)	$—	$—	$31,445	$(6)

	Less than 12 Months		12 Months or Greater		Total
December 31, 2019	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$15,059	$(4)	$—	$—	$15,059	$(4)
Corporate debt securities	3,166	(1)	—	—	3,166	(1)
Asset-backed securities	4,258	(2)	—	—	4,258	(2)
Non-U.S. securities	700	—	—	—	700	—
Total	$23,183	$(7)	$—	$—	$23,183	$(7)
The scheduled contractual maturities of debt securities as of December 31, 2020 are as follows (in thousands):

December 31, 2020	Fair Value	Within 1 Year	After 1 Year through 5 Years
Commercial paper	$81,038	$81,038	$—
Corporate-debt securities	29,915	29,915	—
Asset-backed securities	12,533	12,533	—
U.S. agency securities	6,995	6,995	—
U.S. Treasury securities	1,700	1,700	—
Total	$132,181	$132,181	$—
5.DERIVATIVE INSTRUMENTS
The Company uses certain types of derivative instruments in the normal course of business and the Company’s use of derivatives includes interest rate caps to manage interest rate risk, IRLCs with respect to our MLHFS, and embedded conversion options with respect to the Company’s convertible notes. Derivative transactions can be measured in terms of notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which interest and other payments are determined.
Interest Rate Caps
The Company uses free-standing derivative instruments in the normal course of business as economic hedges to manage interest rate risks with respect to its variable senior revolving credit facilities. The interest rate caps are carried at fair value in Other current assets with changes in fair value included in Other income. The Company’s interest rate cap position expired in November 2020.
Interest Rate Lock Commitments
In originating mortgage loans, the Company enters into IRLCs with prospective borrowers which are freestanding derivative instruments. IRLCs are a commitment that binds the Company, subject to loan underwriting and approval process, to

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
fund the loan at a specified interest rate, regardless of fluctuations in the market interest rates between commitment date and funding date. The interest rate risk associated with the fluctuations in market interest rates between commitment date and funding date with respect to IRLCs is mitigated as the Company operates under the best effort basis whereby at the time of commitment, the Company enters into a sales commitment with a third-party for the same prospective loan. The fair value of interest rate lock commitments is presented in Other current assets. The change in fair value on IRLCs is a component of Other revenue.
Embedded Conversion Options
In connection with the Company’s issuance of convertible notes in 2019 (the “Convertible Notes”), the Company bifurcated the embedded conversion features associated with the Convertible Notes. The Convertible Notes and the related bifurcated embedded conversion options were extinguished in September 2020 as discussed in Note 7 — Credit Facilities and Long-Term Debt. Prior to extinguishment, the embedded conversion options were measured at fair value in accordance with the methodology described in Note 8 — Fair Value Disclosures and were presented in Derivative and warrant liabilities. The change in fair value of the embedded conversion options is a component of Derivative and warrant fair value adjustment.
The following table presents the total notional amounts and fair values for the Company’s derivatives (in thousands):

	Notional Amount	Fair Value Derivatives
As of December 31, 2020		Asset	Liability
Interest rate lock commitments	$15,130	$373	$—

	Notional Amount	Fair Value Derivatives
As of December 31, 2019		Asset	Liability
Interest rate caps	$100,000	$4	$—
Interest rate lock commitments	$3,429	$95	$—
Embedded conversion options	$180,252	$—	$41,697
The following table presents the net gains and losses recognized on derivatives within the respective line items in the statement of operations for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue	$278	$95	$—
Derivative and warrant fair value adjustment	$(23,317)	$—	$—
Other income, net	$(4)	$(773)	$420
6.VARIABLE INTEREST ENTITIES
The Company utilizes VIEs in the normal course of business to support the Company’s financing needs (“Credit Facility Vehicles”) and to conduct the Company’s title business (“Title Companies”). The Company determines whether the Company is the primary beneficiary of a VIE at the time it becomes involved with the VIE and reconsider that conclusion on an on-going basis. See “Note 1 — Description of Business and Accounting Policies” for further discussion of the Company’s “Consolidation of Variable Interest Entities” policy.
Credit Facility Vehicles
The Company established certain special purpose entities (“SPEs”) for the purpose of financing the Company’s purchase and renovation of real estate inventory through the issuance of senior revolving credit facility debt and mezzanine term debt. The Company is the primary beneficiary of the various VIEs within these financing structures and consolidates these VIEs. The Company is determined to be the primary beneficiary based on its power to direct the activities that most significantly impact the economic outcomes of the SPEs through its role in designing the SPEs and managing the real estate inventory they purchase

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
and sell. The Company has a potentially significant variable interest in the entities based upon the equity interest the Company holds in the VIEs.
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company from the Company’s Credit Facility Vehicles as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$15,849	$86,526
Restricted cash	81,408	268,368
Real estate inventory	460,680	1,312,194
Other(1)	6,729	25,793
Total assets	$564,666	$1,692,881
Liabilities
Credit facilities	$474,640	$1,264,913
Other(2)	3,394	14,983
Total liabilities	$478,034	$1,279,896
________________
(1)Includes escrow receivable and other current assets.
(2)Includes accounts payable and other accrued liabilities and interest payable.
The creditors of the VIEs generally do not have recourse to the Company’s general credit solely by virtue of being creditors of the VIEs, with the exception of limited guarantees provided by an Opendoor subsidiary for credit facilities. See “Note 7 — Credit Facilities and Long-Term Debt” for further discussion of the recourse obligations with respect to the Credit Facility Vehicles.
7.CREDIT FACILITIES AND LONG-TERM DEBT
Non-Recourse Asset-backed Financing Facilities
The Company utilizes inventory financing facilities consisting of asset-backed senior revolving credit facilities and asset-backed mezzanine term debt facilities to provide financing for the Company’s real estate inventory purchases and renovation. Each SPE is a consolidated subsidiary of Opendoor and a separate legal entity. Neither the assets nor credit of any such SPE are generally available to satisfy the debts and other obligations of any other Opendoor entities, except to the extent other Opendoor entities are also a party to the financing arrangements. The credit facilities are secured by the assets and equity of one or more SPEs. These facilities are non-recourse to Opendoor and, with limited exceptions, non-recourse to other Opendoor subsidiaries. These SPEs are variable interest entities and Opendoor is determined to be the primary beneficiary based on its power to direct the activities that most significantly impact the economic outcomes of the entities through its role in designing the entities and managing the real estate inventory purchased and sold by the entities. The Company has potentially significant variable interest in the entities based upon the equity interest the Company holds in the VIEs.
Asset-backed Senior Revolving Credit Facilities
The Company classifies the senior revolving credit facilities as current liabilities on the Company’s consolidated balance sheets as amounts drawn to acquire and renovate homes are required to be repaid as the related real estate inventory is sold, which the Company expects to occur within 12 months. The following table summarizes certain details related to the Company’s credit facilities outstanding as of December 31, 2020 and 2019 (in thousands, except interest rates):

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)

As of December 31, 2020	Borrowing Capacity	Outstanding Amount	Weighted Average Interest Rate	End of Revolving Period	Final Maturity Date
Revolving Facility 2018-1	$250,000	$—	4.28%	February 10, 2021	May 10, 2021
Revolving Facility 2018-2	750,000	—	4.36%	September 23, 2022	December 23, 2022
Revolving Facility 2018-3	100,000	25,385	4.19%	June 1, 2023	June 1, 2023
Revolving Facility 2019-1	300,000	32,535	3.58%	March 4, 2022	March 4, 2022
Revolving Facility 2019-2	1,030,000	230,352	3.08%	July 8, 2021	July 7, 2022
Revolving Facility 2019-3	475,000	50,901	3.60%	August 22, 2022	August 21, 2023
Total	$2,905,000	$339,173

As of December 31, 2019	Outstanding Amount	Weighted Average Interest Rate
Revolving Facility 2016-1	$39,346	6.17%
Revolving Facility 2017-1	25,758	7.00%
Revolving Facility 2018-1	126,450	5.62%
Revolving Facility 2018-2	194,293	6.00%
Revolving Facility 2018-3	111,411	4.65%
Revolving Facility 2019-1	206,399	3.81%
Revolving Facility 2019-2	327,226	3.41%
Revolving Facility 2019-3	42,812	3.02%
Total	$1,073,695
As of December 31, 2020, the Company had multiple senior revolving credit facilities with various financial institutions with a total borrowing capacity of $2,905 million. Undrawn borrowing capacity amounts under the senior revolving credit facilities as reflected in the table above are in some cases not fully committed and any borrowings above the fully committed amounts are subject to the applicable lender’s discretion. As of December 31, 2020, the Company had fully committed borrowing capacity with respect to the Company’s senior revolving credit facilities of $1,483 million.
These facilities are typically structured with an initial 12 to 24 month revolving period during which time amounts can be borrowed, repaid and borrowed again. The borrowing capacity is generally available until the end of the applicable revolving period as reflected in the table above. Outstanding amounts drawn under each senior revolving credit facility are required to be repaid on the facility maturity date or earlier if accelerated due to an event of default or other mandatory repayment event. The final maturity dates and revolving period end dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. The Company’s senior revolving credit facilities may also have extensions subject to lender discretion that are not reflected in the table above.
Borrowings accrue interest at a rate based on a LIBOR reference rate plus a margin that varies by facility. The Company may also pay fees on certain unused portions of the committed borrowing capacity, as defined in the respective credit agreements. The Company’s senior revolving credit facility arrangements typically include upfront fees that may be paid at execution of the applicable agreements or be earned at execution and payable over time. These facilities are generally fully prepayable at any time without penalty other than customary LIBOR breakage costs.
These borrowings are collateralized by cash, equity in the real estate owning SPEs, and the real estate inventory funded by the relevant revolving credit facility. The lenders have legal recourse only to the real estate-owning SPE borrowers, certain SPE guarantors, and the assets securing the debt, and do not have general recourse to the Company.
The senior revolving credit facilities have aggregated borrowing bases, which increase or decrease based on the cost and value of the properties financed under a given facility and the time that those properties are in the Company’s possession. When the Company resells a home, the proceeds are used to reduce the outstanding balance under the related revolving senior credit

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
facility. The borrowing base for a given facility may be reduced as properties age beyond certain thresholds and any borrowing base deficiencies may be satisfied through contributions of additional properties or partial repayment of the facility.
Asset-backed Mezzanine Term Debt Facilities
The Company classifies its mezzanine term debt facilities as long-term liabilities on the Company’s consolidated balance sheets because its borrowings under these facilities are generally not required to be repaid until the applicable final maturity date. These facilities are structurally and contractually subordinated to the related senior revolving credit facilities. The following table summarizes certain details related to the Company’s mezzanine term debt facilities as of December 31, 2020 (in thousands, except interest rates):

As of December 31, 2020	Borrowing Capacity	Outstanding Amount	Interest Rate	End of Draw Period	Final Maturity Date
Term Debt Facility 2016-M1	$149,000	$40,000	10.00%	October 31, 2022	April 30, 2024
Term Debt Facility 2020-M1	300,000	100,000	10.00%	January 23, 2023	January 23, 2026
Total	$449,000	$140,000
	Issuance Costs	(4,533)
	Carrying Value	$135,467
As of December 31, 2020, the Company had $140 million in total principal outstanding under multiple mezzanine term debt facilities with various financial institutions. Undrawn amounts under the mezzanine term debt facilities of $309 million as reflected in the table above are fully committed and generally may be drawn at any time during the draw period; however, any amounts repaid reduce total borrowing capacity as repaid amounts are not available to be reborrowed. The final maturity dates as reflected in the table above are inclusive of any extensions at the sole discretion of the Company. The Company’s mezzanine term debt facilities may also have extensions subject to lender discretion that are not reflected in the table above.
Borrowings under a given term debt facility accrue interest at a fixed rate. The Company’s mezzanine term debt facility arrangements may include upfront issuance costs that are capitalized as part of the facilities’ respective carrying values. These facilities are fully prepayable at any time but may be subject to certain prepayment penalties.
These borrowings are collateralized by cash and equity in certain holding companies that own the Company’s real estate owning SPEs. The lenders generally have legal recourse only to the applicable borrowers of the debt and their assets securing the debt and do not have recourse to Opendoor and, with limited exceptions, do not have recourse to other Opendoor subsidiaries.
The facilities have aggregated property borrowing bases, which increase or decrease based on the cost and the value of the properties financed under a given facility and time in the Company’s possession of those properties and the amount of cash collateral pledged by the relevant SPE borrower. The borrowing base for a given facility may be reduced as properties age beyond certain thresholds and any borrowing base deficiencies may be satisfied through contributions of additional properties or cash or through partial repayment of the facility.
Covenants
The Company’s inventory financing facilities include customary representations and warranties, covenants and events of default. Financed properties are subject to customary eligibility criteria and concentration limits.
The terms of these facilities and related financing documents require Opendoor to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to equity). As of December 31, 2020, the Company was in compliance with all financial covenants and no event of default had occurred.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
Convertible Notes
In July through November 2019, the Company issued Convertible Notes at par for a total of $178.2 million in proceeds, net of $0.5 million in debt issuance costs. The Convertible Notes had an initial maturity date of July 2026, which the Company could have elected to extend by one year if a material financial market disruption (as defined in the notes) were to exist at initial maturity. The Convertible Notes accrued interest at a rate of 3% per annum, which was compounded semi-annually and payable by increasing the principal amounts of the Convertible Notes. The Convertible Notes were a hybrid instrument with several features that could accelerate the settlement of the Convertible Notes in such a way that the holder would receive a substantial premium on accrued principal and interest owed. The Company determined these features should be bifurcated and separately accounted for as a derivative and recorded its initial fair value of $41.7 million as a discount on the Convertible Notes’ face amount. Refer to Note 5 — Derivative Instruments for further information on the embedded conversion options and Note 8 — Fair Value Disclosures for the fair value methodology.
The debt discount is amortized to interest expense at an effective interest rate of 3.8%. The Company amortizes the discount over the period until the initial maturity date of the respective note. The Convertible Notes are carried on the consolidated balance sheets at their original issuance value in addition to paid-in kind interest, net of unamortized debt discount and issuance costs.
On September 14, 2020, the Company entered into a Convertible Notes Exchange Agreement (the “Exchange Agreement”) with the Convertible Note holders. Under the terms of the Exchange Agreement, the Convertible Note holders received rights to 21.5 million shares of the Company’s common stock (“Issuer Stock Rights”) upon the earlier of (i) immediately prior to the consummation of the Business Combination as stipulated in the Merger Agreement and (ii) March 13, 2021. The Issuer Stock Rights were received in full satisfaction of the outstanding principal and accrued interest on the Convertible Notes and such notes were cancelled and of no further force or effect. With the issuance of the Issuer Stock Rights, which the Company has assessed to be an equity classified instrument with a fair value of $212.9 million, the convertible notes, including the unamortized debt discount and debt issuance costs, and the related bifurcated embedded conversion options were extinguished.
Mortgage Financing
The following tables summarize certain details related to the Company’s mortgage financing (in thousands, except interest rates):

As of December 31, 2020	Borrowing Capacity	Outstanding Amount	Weighted Average Interest Rate	End of Revolving Period	Final Maturity Date
Repo Facility 2019-R1	$50,000	$7,149	1.94%	April 29, 2021	April 29, 2021

As of December 31, 2019	Outstanding Amount	Weighted Average Interest Rate
Repo Facility 2019-R1	$2,021	3.98%
To provide capital for Opendoor Home Loans, we utilize a master repurchase agreement (the “Repurchase Agreement”) which is classified as a current liability on our balance sheets. In March 2019, we entered into the Repurchase Agreement with a lender to provide short-term funding for mortgage loans originated by Opendoor Home Loans. The facility provides short-term financing between the issuance of a mortgage loan and when Opendoor Home Loans sells the loan to an investor. In accordance with the Repurchase Agreement, the lender agrees to pay Opendoor Home Loans a negotiated purchase price for eligible loans and Opendoor Home Loans simultaneously agrees to repurchase such loans from the lender within a specified timeframe and at an agreed upon price that includes interest. Opendoor Labs Inc. is the guarantor with respect to the Repurchase Agreement and the obligation to repurchase loans previously transferred under the arrangement for the benefit of the lender.

As of December 31, 2020, the Repurchase Agreement has a borrowing capacity of $50.0 million, of which $20.0 million is fully committed. The Repurchase Agreement includes customary representations and warranties, covenants and

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
provisions regarding events of default. As of December 31, 2020, $7.1 million in mortgage loans were financed under the facility, and Opendoor was in compliance with all financial covenants and no event of default had occurred.

Transactions under the Repurchase Agreement bear interest at a rate based on one-month LIBOR plus an applicable margin, as defined in the Repurchase Agreement, and are secured by residential mortgage loans available for sale. The Repurchase Agreement contains margin call provisions that provide the lender with certain rights in the event of a decline in the market value of the assets purchased under the Repurchase Agreement. The Repurchase Agreement is recourse to Opendoor Labs Inc.
8.FAIR VALUE DISCLOSURES
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.
Following is a discussion of the fair value hierarchy and the valuation methodologies used for assets and liabilities recorded at fair value on a recurring and nonrecurring basis and for estimating fair value for financial instruments not recorded at fair value.
Fair Value Hierarchy
Fair value measurements of assets and liabilities are categorized based on the following hierarchy:
Level 1 — Fair value determined based on quoted prices in active markets for identical assets or liabilities.
Level 2 — Fair value determined using significant observable inputs, such as quoted prices for similar assets or liabilities or quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, or inputs that are derived principally from or corroborated by observable market data, by correlation or other means.
Level 3 — Fair value determined using significant unobservable inputs, such as pricing models, discounted cash flows, or similar techniques.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
Estimation of Fair Value
The following table summarizes the fair value measurement methodologies, including significant inputs and assumptions, and classification of the Company’s assets and liabilities.

Asset/Liability Class	Valuation Methodology, Inputs and Assumptions	Classification
Cash and cash equivalents	Carrying value is a reasonable estimate of fair value based on short-term nature of the instruments.	Estimated fair value classified as Level 1
Restricted cash	Carrying value is a reasonable estimate of fair value based on short-term nature of the instruments.	Estimated fair value classified as Level 1
Marketable securities	Prices obtained from third-party vendors that compile prices from various sources and often apply matrix pricing for similar securities when no price is observable.	Level 2 recurring fair value measurement
Other current assets
Interest rate caps	Prices obtained from derivative broker that compiles prices for identical or similar instruments, when available.	Level 2 recurring fair value measurement
Mortgage loans held for sale pledged under agreements to repurchase	Fair value is estimated based on observable market data including quoted market prices, deal price quotes, and sale commitments.	Level 2 recurring fair value measurement
Credit facilities and other secured borrowings
Credit facilities	Fair value is estimated using discounted cash flows based on current lending rates for similar credit facilities with similar terms and remaining time to maturity.	Carried at amortized cost. Estimated fair value classified as Level 2.
Loans sold under agreements to repurchase	Fair value is estimated using discounted cash flows based on current lending rates for similar asset-backed financing facilities with similar terms and remaining time to maturity.	Carried at amortized cost. Estimated fair value classified as Level 2.
Convertible notes	Fair value is estimated using discounted cash flows based on current lending rates for term notes with similar remaining time to maturity.	Carried at amortized cost. Estimated fair value classified as Level 2
Derivative and warrant liabilities
Warrant liabilities	Fair value is estimated using the Black-Scholes-Merton option pricing model with inputs and assumptions including the Company’s equity valuation, expected volatility, expected duration of the warrants, and associated risk-free rate.	Level 3 recurring fair value measurement
Embedded conversion options	Fair value is estimated using a lattice model incorporating the probabilities of various conversion scenarios with respect to timing and conversion features under the terms of the convertible notes.	Level 3 recurring fair value measurement

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the levels of the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis (in thousands).

	Fair Value as of December 31, 2020	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$26,409	$—	$26,409	$—
Asset-backed securities	12,533	—	12,533	—
U.S. agency securities	6,995	—	6,995	—
U.S. Treasury securities	1,700	—	1,700	—
Mortgage loans held for sale pledged under agreements to repurchase	7,529	—	7,529	—
Other current assets:
Interest rate lock commitments	373		373
Total assets	$55,539	$—	$55,539	$—

	Fair Value as of December 31, 2019	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$16,428	$—	$16,428	$—
Asset-backed securities	12,492	—	12,492	—
Commercial paper	12,956	—	12,956	—
Non-U.S. securities	700	—	700	—
U.S. Treasury securities	1,000	—	1,000	—
Mortgage loans held for sale pledged under agreements to repurchase	2,116	—	2,116	—
Other current assets:
Interest rate caps	4	—	4	—
Interest rate lock commitments	95	—	95	—
Total assets	$45,791	$—	$45,791	$—
Derivative and warrant liabilities:
Warrants	4,538	—	—	4,538
Embedded conversion options	41,697	—	—	41,697
Total liabilities	$46,235	$—	$—	$46,235

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
Fair Value of Financial Instruments
The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis (in thousands).

	As of December 31, 2020
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$1,412,665	$1,412,665	$1,412,665	$—
Restricted cash	92,863	92,863	92,863	—
Liabilities:
Credit facilities and other secured borrowings	$481,789	$486,322	$—	$486,322

	As of December 31, 2019
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$405,080	$405,080	$405,080	$—
Restricted cash	279,742	279,742	279,742	—
Liabilities:
Credit facilities and other secured borrowings	$1,296,054	$1,296,054	$—	$1,296,054
Convertible notes	140,096	180,252	—	180,252
The following table shows a reconciliation from the opening balances to the closing balances for Level 3 Fair values (in thousands):

	Warrants	Embedded Conversion Option
Balance as of December 31, 2018	$18,022	$—
Net change in fair value	(7,413)	—
Issuances	1,170	41,697
Exercise of warrants	(7,241)	—
Balance as of December 31, 2019	4,538	41,697
Net change in fair value	2,623	23,317
Issuances	—	—
Settlement of convertible notes	—	(65,014)
Exercise of warrants	(7,161)	—
Balance as of December 31, 2020	$—	$—
Warrant Liabilities
Prior to being exercised, the Company had three different instruments within warrant liabilities, as discussed further in Note 15 — Warrants, the series D preferred warrants, the series E preferred warrants, and a commitment to issue warrants. Prior to being exercised, the series D preferred warrants comprised of warrants with an exercise price of $0.01 per share. As these series D preferred warrants are deep in the money, such that the intrinsic value approximates the option value, the key input in valuing these warrants with respect to the Black-Scholes-Merton model is the Company’s equity valuation. With respect to the series E preferred warrants, the Black-Scholes-Merton inputs that most significantly impact the valuation of the warrants are the term and the Company’s equity valuation.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
One of the key inputs in valuing the Company’s commitment to issue warrants is timing to a qualifying liquidity event; this is because the warrant commitment arrangement is stipulated such that the Company no longer has an obligation to issue warrants in periods subsequent to a qualifying liquidity event. Another key input in valuing the Company’s commitment to issue warrants is the number of warrants to be issued, which can vary based on the range prescribed in the agreement. The valuation of the commitment to issue warrants can vary significantly based on the timing to a qualifying liquidity event and the number of warrants to be issued. When the Company entered into the Merger Agreement, the Company updated the expected timing to a change in control and reduced the expected term of outstanding warrants to be consistent with the expected timing of consummation of the Business Combination. As a result of the Business Combination, the Company is no longer obligated to issue warrants under the Warrant Commitment.
As of December 31, 2019, in addition to the series D preferred warrants with an exercise price of $0.01 per share, the Company also had outstanding warrants with exercise price of $6.58 per share. With respect to the series D preferred warrants with an exercise price of $6.58 per share, the Black-Scholes-Merton inputs that most significantly impact the valuation of the warrants are the term and the Company’s equity valuation; these warrants are sensitive to term as an input because the warrants have a four-year term subsequent to acceleration due to liquidity events or the Company’s sole discretion after August 17, 2019.
Embedded conversion options
Embedded conversion options, which are bifurcated embedded derivatives, originate from the convertible notes issued by the Company during 2019. See “Note 7 — Credit Facilities and Long-Term Debt” for further information. The fair value of the embedded conversion options is estimated using a lattice model incorporating the probabilities of various liquidity events which constituted conversion triggering events within the convertible notes. The key input to the valuation model is timing of possible liquidity events. Based on the structure of the convertible notes and that the Company has a redemption option, that if exercised sufficiently in advance of such conversion events, would allow the Company to redeem such notes, the Company valued the embedded conversion options with the assumption that the Company would preempt liquidity events by asserting its redemption option and thereby narrowing the valuation to terms of the redemption option. In addition to the 3% payment-in-kind interest, the redemption value of the convertible notes accretes with the passage of time. Between the end of the first year to the end of the seven-year note term, accretion ranges from 5.9% to 79.6%. As such, the embedded conversion options are highly sensitive to the timing of liquidity events. As discussed in Note 7 — Credit facilities and long-term debt, the convertible notes and related bifurcated embedded conversion options have been extinguished pursuant to the Exchange Agreement on September 14, 2020 and the Company remeasured the embedded conversion options immediately prior to extinguishment based upon the fair value of the Issuer Stock Rights exchanged.
9.PROPERTY AND EQUIPMENT
Property and equipment as of December 31, 2020 and 2019, consisted of the following (in thousands):

	2020	2019
Internally developed software	$47,823	$33,765
Computers	5,511	7,777
Furniture and fixtures	3,279	2,843
Leasehold improvements	2,456	2,748
Office equipment	2,056	1,794
Software implementation costs	1,680	1,214
Security systems	681	4,927
Total	63,486	55,068
Accumulated depreciation and amortization	(34,258)	(20,462)
Property and equipment – net	$29,228	$34,606
Depreciation and amortization expense of $21.7 million, $15.0 million, and $4.6 million was recorded for the years ended December 31, 2020, 2019 and 2018, respectively.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
10.LEASES
The Company leases office space throughout the United States under operating and short-term lease agreements. These lease agreements have terms not exceeding 11 years and some contain multi-year renewal options or early termination options that are not considered reasonably certain of exercise except as discussed below. The Company also leases equipment under immaterial finance lease agreements.
For the year ended December 31, 2020 operating lease cost was $34.3 million, variable lease cost was $0.4 million, short-term lease cost was $0.9 million, and sublease income was $0.1 million. During the years ended December 31, 2019 and 2018, rent expense related to operating leases was $11.7 million and $7.4 million, respectively.
For the year ended December 31, 2020, cash paid for amounts included in the measurement of operating lease liabilities was $12.7 million. For the year ended December 31, 2020, right-of-use assets obtained in exchange for new or acquired operating lease liabilities was $39.8 million. For the year ended December 31, 2020, terminations of certain operating leases resulted in the reduction of right-of-use assets and lease liabilities of approximately $28.3 million. Of this reduction in operating lease liabilities and right-of-use assets, $28.1 million is attributable to the Company exercising an option to early terminate the Company’s lease in San Francisco. As the Company does not anticipate returning to the San Francisco space, the Company accelerated amortization of the right-of-use asset by $12.5 million for the one year term remaining after exercising the early termination option. In exercising the Company’s early termination option, the Company incurred and paid $5.2 million in early termination fees. See “Note 20 —  Restructuring” for further discussion. There were no other material lease modifications for the year ended December 31, 2020.
For the year ended December 31, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $10.8 million. For the year ended December 31, 2019, right-of-use assets obtained in exchange for new or acquired operating lease liabilities was $57.9 million. For the year ended December 31, 2019, terminations of certain operating leases resulted in the reduction of right-of-use assets and lease liabilities of approximately $2.9 million. There were no other material lease modifications in the year ended December 31, 2019.
As of December 31, 2020 and 2019, for operating leases, the weighted average lease term was 6.5 years and 4.5 years, respectively, and the weighted average discount rate was 9.1% and 7.2%, respectively.
Maturity of operating lease liabilities as of December 31, 2020 are as follows (in thousands):

2021	$25,536
2022	9,151
2023	8,504
2024	8,920
2025	7,555
Thereafter	33,864
Total undiscounted future cash flows	$93,530
Less: Imputed interest	26,189
Total lease liabilities	$67,341
11.GOODWILL AND INTANGIBLE ASSETS
For the year ended December 31, 2019, the carrying amount of goodwill increased by $21.5 million due to the acquisition of OSN (See “Note 2 — Business Combination”). There were no additions to goodwill for the twelve months ended December 31, 2020. No impairment of goodwill was identified for the years ended December 31, 2020 and 2019.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
Intangible assets subject to amortization consisted of the follow as of December 31, 2020 and 2019, respectively(in thousands, except years):

As of December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Developed technology	$2,921	$(2,921)	$—	0
Customer relationships	7,400	(2,622)	4,778	3.7
Trademarks	5,400	(1,652)	3,748	3.7
Non-competition agreements	100	(100)	—	0
Intangible assets – net	$15,821	$(7,295)	$8,526

As of December 31, 2019	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Developed technology	$2,921	$(1,879)	$1,042	0.7
Customer relationships	7,400	(990)	6,410	4.2
Trademarks	5,400	(631)	4,769	4.7
Non-competition agreements	100	(65)	35	0.7
Intangible assets – net	$15,821	$(3,565)	$12,256
The Company also has domain name intangible assets, which are not subject to amortization, with a carrying amount of $0.2 million as of both December 31, 2020 and 2019, respectively.
Amortization expense for intangible assets was $3.7 million, $2.9 million, and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.
As of December 31, 2020, expected amortization of intangible assets is as follows:

Fiscal Years	(In thousands)
2021	$2,320
2022	2,320
2023	2,320
2024	1,566
Total	$8,526

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
12.ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of December 31, 2020 and 2019, consisted of the following (in thousands):

	2020	2019
Accrued expenses due to vendors	$11,002	$16,342
Accrued payroll and other employee related expenses	5,758	3,328
Accounts payable due to vendors	2,756	6,453
Accrued property and franchise taxes	733	5,739
Other	5,021	1,115
Total accounts payable and other accrued liabilities	$25,270	$32,977
13.SHAREHOLDERS’ EQUITY
Common Stock
On December 21, 2020, the Company’s common stock and warrants began trading on the Nasdaq Global Select Market under the ticker symbols “OPEN” and “OPENW,” respectively. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 3,000,000,000 shares of common stock with a par value of $0.0001 per share. As of December 31, 2020, the Company had 540,714,692 shares of common stock issued and outstanding.
Prior to the Business Combination, the Company had outstanding shares of Series A, Series B, Series C, Series C-1, Series D, Series D-1, Series E, Series E-1, and Series E-2 convertible preferred stock (collectively, “Preferred Stock”). Immediately prior to the Business Combination, all shares of the Company’s outstanding Preferred Stock converted into a total of 194.9 million shares of Opendoor Labs Inc. common stock on a one-for-one basis. Upon the Closing, Opendoor Labs Inc. common stock converted to Opendoor Technologies common stock with the application of the Exchange Ratio as discussed in Note 2 — Business Combinations.
Preferred Stock
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 100,000,000 shares of preferred stock having a par value of $0.0001 per share (“Opendoor Technologies Preferred Stock”). The Company’s board of directors has the authority to issue Opendoor Technologies Preferred Stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of those shares. As of December 31, 2020, there were no shares of Opendoor Technologies Preferred Stock issued and outstanding.
Dividend
Common stock is entitled to dividends when and if declared by the Company’s board of directors, subject to the rights of all classes of stock outstanding having priority rights to dividends. The Company has not paid any cash dividends on common stock to date. The Company may retain future earnings, if any, for the further development and expansion of its business and has no current plans to pay cash dividends for the foreseeable future. Any future determination to pay dividends will be made at the discretion of the Company’s board of directors and will depend on, among other things, the Company’s financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as the Company’s board of directors may deem relevant.
14.SHARE-BASED AWARDS
2014 Stock Plan
Our 2014 Stock Plan (the “2014 Plan”), as last amended and approved by the board of directors on February 6, 2020, allowed the Company to grant up to 106,320,623 shares of common stock to employees, directors, and non-employees pursuant to awards of stock options, restricted stock or restricted stock units (“RSUs”) granted under the 2014 Plan. Upon the Closing,

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
the remaining unallocated share reserve under the 2014 Plan was cancelled and no new awards will be granted under the 2014 Plan. Awards outstanding under the 2014 Plan were assumed by Opendoor Technologies upon the Closing and continue to be governed by the terms of the 2014 Plan.
2020 Equity Incentive Plans
In connection with the close of the Business Combination, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan”) under which 43,508,048 shares of common stock were initially reserved for issuance. The 2020 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other stock or cash based awards. The number of shares of the Company’s common stock available for issuance under the 2020 Plan automatically increases on the first day of each calendar year, beginning January 1, 2022 and ending on and including January 1, 2030, by the lesser of (a) a number equal to the excess (if any) of (1) 5% of the aggregate number of shares of common Stock outstanding on the final day of the immediately preceding calendar year over (2) the number of shares of common Stock then reserved for issuance under the 2020 Plan as of such date, and (b) such smaller number of shares determined by the Company’s board of directors. As of December 31, 2020, no awards have been granted under the 2020 Plan.
In connection with the close of the Business Combination, the Company’s board of directors approved the 2020 Employee Stock Purchase Plan (“ESPP”). There are 5,438,506 shares of common stock initially reserved for issuance under the ESPP. The number of shares of the Company’s common stock available for issuance under the ESPP automatically increases on the first day of each calendar year, beginning January 1, 2022 and ending on and including January 1, 2030, by the lesser of (a) 1% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year and (b) such number of shares as is determined by the Company’s board of directors; provided that, no more than 54,385,060 shares may be issued under the ESPP. As of December 31, 2020, no shares have been issued under the ESPP.
Stock options and RSUs
Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant. Options are exercisable over a maximum term of 10 years from the date of grant and generally vest over a period of four years. Incentive stock options granted to a 10% shareholder are exercisable over a maximum term of five years from the date of grant.
A summary of the stock option activity for the year ended December 31, 2020, is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance – December 31, 2019	22,633	$3.00	6.9	$110,481
Retroactive conversion of shares due to Business Combination	13,976	(1.15)
Balance – December 31, 2019, as converted	36,609	$1.85	6.9	$110,481
Granted	—
Exercised	(5,649)	1.33
Forfeited	(5,513)	2.04
Expired	(1,289)	2.22
Balance – December 31, 2020	24,158	1.91	5.4	$502,767
Exercisable – December 31, 2020	18,961	1.55	4.6	$401,436
Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The total intrinsic value of options exercised for the years ended December 31, 2020, 2019 and 2018, was $46.2 million, $9.7 million, and $39.2 million, respectively.
The weighted-average grant date fair value per option granted for the years ended December 31, 2019 and 2018 were $1.50 and $1.11, respectively. There were no options granted during the year ended December 31, 2020.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
RSUs typically vest upon both a service-based requirement, generally over a four year period, and a performance condition. For certain awards, the performance condition is met by the completion of a Company liquidity event, which is generally defined as a change of control event or the effective date of a registration statement of the Company filed under the Securities Act for the sale of the Company’s common stock. In February 2021, the Company completed an underwritten public offering, which met the liquidity event vesting condition and triggered the recognition of compensation expense for certain RSUs for which the time-based vesting condition had been satisfied or partially satisfied. For further information on the February 2021 underwritten public offering, see “Note 21 — Subsequent Events”. If a participant terminates service, any portion of an RSU unit that has met the service-based requirement will remain outstanding and remain eligible to vest when the performance condition has been satisfied. The vesting requirements of the RSUs typically have a maximum term of seven years from the date of grant.
A summary of the RSU activity for the year ended December 31, 2020, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested and outstanding – December 31, 2019	14,070	6.79
Retroactive conversion of shares due to Business Combination	8,689	(2.59)
Unvested and outstanding – December 31, 2019, as converted	22,759	$4.20
Granted	29,189	15.67
Forfeited	(5,423)	4.33
Unvested and outstanding – December 31, 2020	46,525	$10.88
Vested and outstanding – December 31, 2020	—	—
Restricted Shares
We have granted Restricted Shares to certain continuing employees, primarily in connection with acquisitions. The Restricted Shares vest upon satisfaction of a service condition, which generally ranges from three to four years.
A summary of the Restricted Shares activity for the year ended December 31, 2020 is as follows:

	Number of Restricted Shares (in thousands)	Average Grant-Date Fair Value
Unvested – December 31, 2019	2,156	$5.98
Retroactive conversion of shares due to Business Combination	1,331	$(2.28)
Unvested – December 31, 2019, as converted	3,487	$3.70
Granted	—	—
Vested	(1,339)	3.63
Unvested – December 31, 2020	2,148	$3.74
Vested and outstanding – December 31, 2020	—	—
The total intrinsic value of Restricted Shares vested for the years ended December 31, 2020, 2019, and 2018 was $8.9 million, $1.5 million, and $0.1 million respectively.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
Stock-based compensation expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function as presented in the statements of operations for the years ended December 31, 2020, 2019 and 2018, as follows (in thousands):

	2020	2019	2018
General and administrative	$33,020	$6,456	$8,424
Sales, marketing and operations	1,203	1,767	1,905
Technology and development	3,782	4,973	4,645
Total stock-based compensation expense	$38,005	$13,196	$14,974

During 2020, the Company issued market condition RSUs to certain executives. The grant-date fair value for the awards is $357.4 million, which will be recognized over a requisite service period ranging from 6 months to 3.5 years. The Company recognized $19.9 million of compensation expense in 2020 related to the executive’s awards.

As of December 31, 2020, there was $13.5 million of unamortized stock-based compensation costs related to unvested stock options and Restricted Shares for which vesting is not contingent on a qualifying event. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 1.8 years.
As of December 31, 2020, there was $503.0 million of unrecognized stock-based compensation costs relating to unvested RSUs. Of this amount, $80.2 million relates to awards for which the time-based vesting condition had been satisfied or partially satisfied and will be recognized by completion of the liquidity event performance condition; as of December 31, 2020, there were 9,201,201 RSUs which had fully satisfied the time-based vesting condition.
Valuation of options
The Black-Scholes Model used to value stock options incorporates the following assumptions:
Fair Value of Common Stock
The fair value of the common stock underlying the stock option awards was determined by the board of directors. Given the absence of a public trading market, the board of directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting at which awards were approved. These factors included, but were not limited to (i) contemporaneous third-party valuations of common stock; (ii) the rights, preferences and privileges of convertible preferred stock relative to common stock; (iii) the lack of marketability of common stock; (iv) stage and development of the Company’s business; (v) general economic conditions and (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale, given prevailing market conditions.
Volatility
The expected stock price volatilities are estimated based on the historical and implied volatilities of comparable publicly traded companies as the Company does not have sufficient history of trading its common stock.
Risk-Free Interest Rate
The risk-free interest rates are based on U.S. Treasury yields in effect at the grant date for notes with comparable terms as the awards.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
Expected Life
The expected term of options granted to employees is determined using the simplified method, which allows the Company to estimate the expected life as the midpoint between the vesting period and the contractual term, as the Company's historical share option exercise experience does not provide a reasonable basis upon which to estimate the expected term.
Dividend Yield
The expected dividend yield assumption is based on the Company’s current expectations about its anticipated dividend policy.
The range of assumptions used in the Black-Scholes Model for employee and non-employee stock options for 2019, and 2018 are as follows:

	2019 Range	2018 Range
Fair value	$4.22– $4.29	$1.42 – $3.02
Volatility	32% – 45%	32% – 34%
Risk-free rate	1.63% – 2.34%	2.68% – 3.17%
Expected life (in years)	5 – 7	5 – 7
Expected dividend	$—	$—
Valuation of RSUs and Restricted Stock
Prior to the Business Combination, given the absence of a public trading market, the Company’s board of directors considered numerous objective and subjective factors to determine the fair value of common stock at each meeting at which awards were approved. These factors include, but were not limited to, contemporaneous valuations of common stock performed by an independent valuation specialist; developments in the Company’s business and stage of development; the Company’s operational and financial performance and condition; issuances of preferred stock and the rights and preferences of preferred stock relative to common stock; current condition of capital markets and the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company; and the lack of marketability of the Company’s common stock. For financial reporting purposes, the Company considers the amount of time between the valuation date and the grant date to determine whether to use the latest common stock valuation or a straight-line interpolation between the two valuation dates. The determination includes an evaluation of whether the subsequent valuation indicates that any significant change in valuation had occurred between the previous valuation and the grant date.
15.WARRANTS

Public and Sponsor Warrants
Prior to the Business Combination, SCH issued 6,133,333 private placement warrants (“Sponsor Warrants”) and 13,800,000 public warrants (“Public Warrants” and collectively “Warrants”). Upon Closing, the Company assumed the Warrants. Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustments. The Warrants are exercisable at any time commencing the later of a) 30 days after the completion of the Business Combination and b) 12 months from the date of the closing of the SCH’s initial public offering on April 30, 2020, and terminating five years after the Business Combination.

Once the public warrants become exercisable, the Company may redeem the outstanding warrants, in whole and not in part, upon a minimum of 30 days’ prior written notice of redemption (“Redemption Period”). There are two scenarios in which the Company may redeem the Warrants. For purposes of the redemption scenarios, “Reference Value” shall mean the last reported sales price of the Company’s common stock for any twenty trading days within the thirty trading-day period ending on the third trading day prior to the date on which notice of the redemption is given.

    The Company may redeem the outstanding Warrants for cash at a price of $0.01 per warrant if the Reference Value equals or exceeds $18.00 per share. The warrant holders have the right to exercise their outstanding warrants prior to the

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
scheduled redemption date during the Redemption Period at $11.50 per share. The Sponsor Warrants are exempt from redemption if the Reference Value is at or above $18.00 and the Sponsor Warrants continue to be held by the original warrant holder (“Sponsor") or a permitted transferee.

    The Company may redeem the outstanding Warrants at a price of $0.10 per warrant if the Reference Value equals or exceeds $10.00 per share. If the Reference Value is less than $18.00, the Sponsor Warrants must also be concurrently called for redemption with the Public Warrants. The warrant holders have the right to exercise their outstanding warrants prior to the scheduled redemption date during the Redemption Period on a cashless basis. The cashless exercise entitles the warrant holders to receive a set number of shares based on the redemption date and the redemption fair value as defined in the warrant agreement.
In connection with the Business Combination, on January 12, 2021, the Company filed a Registration Statement on Form S-1. This Registration Statement relates to the issuance of an aggregate of up to 19,933,333 shares of common stock issuable upon the exercise of its publicly-traded warrants. As of December 31, 2020, there were 19,933,333 warrants outstanding and no warrants have been exercised.
Warrants to Purchase Series D Preferred Stock
On June 12, 2018, the Company issued warrants to purchase 485,262 shares of Series D Preferred Stock at a price of $0.006 (“Penny Warrants”). On November 12, 2020, the Penny Warrants were exercised and the Company issued 485,262 shares of Series D Preferred Stock in exchange for proceeds of $3.0 thousand. As of December 31, 2020 there were no Penny Warrants outstanding.
Commitment to Issue Warrants
In June 2018, the Company entered into a commitment to issue warrants (“Warrant Commitment”). The Warrant Commitment obligates the Company to issue warrants on an annual basis until 2025 (“Issuance Date”). The Warrant Commitment and the Company’s obligation to issue warrants was terminated upon the consummation of the Business Combination through notice provided by the Company and acknowledged by the counterparty.
On each Warrant Commitment Issuance date in June 2019 and June 2020, the Company issued warrants to purchase 121,356 shares and 242,713 shares of Series E Preferred Stock at a price of $5.92 per share (“Series E Warrants”). On November 7, 2020 the Series E Warrants were exercised and the Company issued 364,069 shares of Series E in exchange for proceeds of $2.2 million. As of December 31, 2020 there were no Series E Warrants outstanding.

The Penny Warrants, the Warrant Commitment, and the Series E Warrants have been determined to be liabilities under ASC 480 as the underlying preferred shares have certain liquidation preferences in the event of a deemed liquidation. As of December 31, 2020, there are no warrants outstanding. The Company recorded an increase to the warrant fair value adjustments of $2.6 million and $6.2 million in 2020 and 2019, respectively.
16.INCOME TAXES
Income before income taxes consisted entirely of losses from domestic operations of $286.7 million, $338.9 million and $239.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.
For the years ended December 31, 2020, 2019, and 2018, the Company did not record any federal income tax expense or benefit due to the full valuation allowance. For the years ended December 31, 2020, 2019 and 2018, the Company incurred state income tax expense of $0.1 million, $0.3 million and $0.4 million, respectively.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
The following table summarizes the components of the Company’s provision for income taxes for the periods presented (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current income tax expense:
Federal	$—	$—	$—
State	63	252	377
Total current income tax expense	63	252	377
Deferred income tax benefit:
Federal	—	—	—
State	—	—	—
Total deferred income tax benefit	—	—	—
Income Tax Provision	$63	$252	$377
Effective Tax Rate
The following table presents a reconciliation of the U.S. federal statutory income tax rates to the Company’s effective income tax rate for the periods presented:

	Year Ended December 31,
	2020	2019	2018
U. S. Federal tax benefit at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.0	3.2	2.6
Non-deductible expenses and other	0.3	(0.1)	(0.9)
Non-deductible warrant expenses	—	0.4	(1.6)
Loss on convertible note exchange	(2.0)	—	—
Share-based compensation	0.3	(0.4)	0.4
Deduction limitation on executive compensation	(1.8)	—	—
Change in valuation allowance, net	(21.0)	(25.2)	(22.6)
Research and development credits	0.1	1.0	0.9
Effective tax rate	(0.1)%	(0.1)%	(0.2)%
For the years ended December 31, 2020, 2019 and 2018, the Company’s effective tax rate differs from the amount computed by applying the U.S. federal statutory and state income tax rates to net loss before income tax, primarily as the result of state income taxes, loss on convertible note exchange, deduction limitation on executive compensation, and changes in the Company’s valuation allowance.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
Deferred Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019, are as follows (in thousands):

	December 31, 2020	December 31, 2019
Deferred tax assets:
Accrued and reserves	$4,008	$4,231
Inventory	10,554	15,181
Tax credits	12,953	10,880
Lease Liabilities	16,262	14,800
Net operating loss	205,995	149,141
Total gross deferred tax assets	249,772	194,233
Depreciation and amortization	(2,746)	(4,749)
Goodwill	(290)	(114)
Right-of-use assets	(11,562)	(14,507)
Valuation allowance	(235,174)	(174,863)
Net deferred tax assets	$—	$—
A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized in a particular tax jurisdiction. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset. Due to the losses the Company generated in the current and prior years, the Company believes it is not more likely than not that all of the deferred tax assets can be realized. Accordingly, the Company established and recorded a full valuation allowance on its net deferred tax assets of $235.2 million as of December 31, 2020 and a full valuation allowance on its net deferred tax assets of $174.9 million as of December 31, 2019. The valuation allowance increased by $60.3 million and $86.2 million for 2020 and 2019, respectively primarily as a result of current year losses.
As of December 31, 2020, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $870.2 million and $585.9 million, respectively, which will each begin to expire in 2034 if not utilized. For NOLs arising after December 31, 2017, the Tax Cuts and Jobs Act of 2017 limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income and can be carried forward indefinitely (carryback is generally prohibited). In the Company’s case this would apply to federal NOLs generated in 2020, 2019 and 2018 of $236.1 million, $350.6 million, and $166.9 million, respectively. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a two-year carryback and twenty-year carryforward period. California NOLs have a carryover period of 20 taxable years following the year of the loss. Additionally, the Company has U.S. federal research tax credit carryforwards of $11.0 million that begin to expire in 2034. The Company also has state research tax credit carryforwards of $9.4 million that have an indefinite carryforward period.
Section 382 of the Internal Revenue Code (the “Code”) limits the use of net operating losses and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. Utilization of the net operating loss carryforwards are subject to various limitations due to the ownership change limitations provided by Internal Revenue Code (IRC) Section 382 and similar state provisions.The Company performed an ownership analysis and identified three previous ownership changes in 2014, 2016 and 2020, as defined under Section 382 and 383 of the IRC, however none of the previous ownership changes resulted in a material limitation that will reduce the total amount of net operating loss carryforwards and credits that can be utilized.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
Unrecognized Tax Benefits
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2020	2019	2018
Unrecognized tax benefits as of the beginning of the year	$5,033	$2,433	$862
Increases related to prior year tax provisions	182	383	197
Decrease related to prior year tax provisions	(888)	(247)	—
Increase related to current year tax provisions	1,812	2,464	1,374
Unrecognized tax benefits as of the end of the year	$6,139	$5,033	$2,433
Due to the full valuation allowance at December 31, 2020, current adjustments to the unrecognized tax benefit will have no impact on the Company’s effective income tax rate. There would be an impact of $5.5 million to the effective tax rate if adjustments are made after the valuation allowance is released. The Company does not anticipate any significant change in its uncertain tax positions within 12 months of this reporting date.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company is subject to income tax in the U.S. and in various states. Due to the history of net operating losses, the Company is subject to U.S. federal, state and local examinations by tax authorities for all years since incorporation but as of December 31, 2020 are not currently under any audits.
17.RELATED PARTIES
Prior to the Business Combination, one of the Preferred Stock investors held more than a 10% interest in the Company and had one seat as a member of the board of directors and another seat as an observer of the board of directors.
In 2019, an executive early exercised their option to purchase 1,479,459 shares of unvested common stock at a price per share of $1.01 by issuing a promissory note to the Company for a total price of $1.5 million with an interest rate of 2.31% per annum.
The Warrant Commitment and the subsequent Series E Warrants were issued to a counterparty that has an equity interest in the Company and a seat on the Company’s board of directors. The board member has significant influence with respect to the counterparty to the Warrant Commitment. The issuance of the Warrant Commitment and Series E Warrants was in exchange for on-going advisory services that the entity provided to the Company. See “Note 15 — Warrants” for further information.
During 2019, the Company acquired OSN. See “Note 2 — Business Combination” for further information on the acquisition and the pro forma results of operations, reflecting OSN as if it had been acquired January 1, 2018. Prior to the acquisition, OSN conducted business with the Company as the noncontrolling member of the Company’s Title Companies. The Company paid the member title and due diligence fees in the member’s capacity as a title and escrow agent. Additionally, the Company paid the member management and administrative service fees, rent, and purchases of fixed assets in the member’s capacity as management and administrative service provider and lessor to the subsidiaries of OD Title Holdings and OD Title Sidecar.
18.NET LOSS PER SHARE
The Company uses the two-class method to calculate basic net loss per share and apply the more dilutive of the two-class method, treasury stock method or if-converted method to calculate diluted net loss per share. No dividends were declared or paid for the years ended December 31, 2020, 2019 or 2018. Undistributed earnings for each period are allocated to participating securities, including the Preferred Stock for applicable periods, based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. As there is no contractual obligation for the

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
Preferred Stock to share in losses, the Company’s basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average shares of common stock outstanding during periods with undistributed losses.
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders for the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Basic net loss per share:
Numerator:
Net loss	$(286,760)	$(339,170)	$(239,929)
Minus: Deemed dividend	—	$—	7,224
Minus: Net income attributable to noncontrolling interests	$—	$1,847	$1,362
Net loss attributable to common shareholders – basic	$(286,760)	$(341,017)	$(248,515)
Denominator:
Weighted average shares outstanding – basic and diluted	109,301	79,977	78,564
Basic net loss per share	$(2.62)	$(4.26)	$(3.16)
Diluted net loss per share:
Numerator:
Net loss	$(286,760)	$(339,170)	$(239,929)
Minus: Deemed dividend	—	$—	7,224
Minus: Net income attributable to noncontrolling interests	$—	$1,847	$1,362
Minus: Gain on liability-classified warrants	$—	8,132	—
Net loss attributable to common shareholders – diluted	$(286,760)	$(349,149)	$(248,515)
Denominator:
Weighted average shares outstanding – basic and diluted	109,301	79,977	78,564
Diluted net loss per share	$(2.62)	$(4.37)	$(3.16)
There were no preferred dividends declared or accumulated for the period. In determining diluted EPS for the year ended December 31, 2019, the Company adjusted the numerator for fair value adjustments related to its Series D Preferred Warrants; however, the exercise of the warrants results in additional participating securities being issued and the Company assumed such participating securities did not convert into additional common stock as that is the most dilutive settlement assumption.
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Year Ended December 31,
	2020	2019	2018
Common Stock Warrants	19,933	3,370	3,366
Series D Preferred Stock Warrants	—	485	9,090
Series E Preferred Stock Warrants	—	121	—
RSUs	46,525	22,758	912
Options	24,158	36,609	44,066
Unvested Shares from Early Exercise	57	187	1,120
Restricted Shares	2,148	3,689	2,994
Redeemable convertible preferred stock	—	314,424	271,490
Total anti-dilutive securities	92,821	381,643	333,038

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
19.COMMITMENTS AND CONTINGENCIES
Interest Rate Lock Commitments
The Company entered into interest rate lock commitments with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rate to the borrower. These commitments are treated as derivatives and are carried at fair value. See “Note 5 — Derivative Instruments” for more information.
Purchase Commitments
As of December 31, 2020, the Company was in contract to purchase 1,742 homes for an aggregate purchase price of $466.4 million.
Lease Commitments
The Company has entered into various non-cancelable operating lease agreements for certain of its office space. See “Note 10 — Leases” for further discussion.
Legal Matters
From time to time, the Company may be subject to potential liability relating to the ownership and operations of the Company’s properties. Accruals are recorded when the outcome is probable and can be reasonably estimated.
There are various claims and lawsuits arising in the normal course of business pending against the Company, some of which seek damages and other relief which, if granted, may require future cash expenditures. In addition, from time to time the Company receives inquiries and audit requests from various government agencies and fully cooperates with these requests. The Company does not believe that it is reasonably possible that the resolution of these matters would result in any liability that would materially affect the Company’s consolidated results of operations or financial condition except as noted below.
On December 23, 2020, the Federal Trade Commission (“FTC”) notified the Company that they intend to recommend that the agency pursue an enforcement action against the Company and certain of its officers, if the Company is unable to reach a negotiated settlement acceptable to all parties. This notice is related to an initial FTC civil investigative demand sent to the Company in August 2019 seeking documents and information relating primarily to statements in Opendoor’s advertising and website comparing selling homes to Opendoor with selling homes in a traditional manner using an agent and relating to statements that Opendoor’s offers reflect or are based on market prices. The Company is engaged in settlement negotiations with the FTC and has accrued an immaterial amount for this matter. Any settlement could result in material monetary remedies and/or compliance requirements that could have a materially adverse impact on its financial results. The Company cannot make an estimate of the possible loss or range of loss incremental to the amount accrued, if any, resulting from negotiations with the FTC at this time.
20.RESTRUCTURING
On April 15, 2020, the Company initiated a reduction in workforce of 600 employees to achieve a more resilient cost structure in response to the uncertainties caused by COVID-19. As a result, for the year ended December 31, 2020, the Company recorded $11.4 million of restructuring charges for employee termination benefits. All employee termination benefits were paid prior to December 31, 2020.
Additionally, the Company incurred $18.4 million of costs related to the exiting of certain non-cancelable leases with no future benefits to the Company. This includes the Company’s exercise of the early termination option related to the Company’s San Francisco space as discussed in Note 10 — Leases as well as the termination of other real estate leases.
Of the restructuring charges with respect to employee termination benefits and lease modifications, the Company presented $1.9 million in Cost of revenue, $5.2 million in Sales, marketing and operations expense, $2.1 million in Technology and development and $20.6 million in General and administrative in the Company’s consolidated statement of operations.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
21.SUBSEQUENT EVENTS
On February 9, 2021, the Company completed an underwritten public offering (the “Offering”) in which the Company sold 32,817,421 shares of its common stock at a public offering price of $27.00 per share, including the exercise in full by the underwriters of their option to purchase up to 4,280,533 additional shares of common stock, which was completed on February 11, 2021. The Company received aggregate net proceeds from the Offering of approximately $859.5 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. The Offering satisfied the liquidity event vesting condition of certain RSUs. This caused the Company to recognize $80.2 million in compensation expense in the first quarter of 2021 for RSUs for which the time-based vesting condition had been satisfied or partially satisfied as of December 31, 2020 . For further information on the RSUs, see “Note 14 — Share-Based Awards”.
22.QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
The following tables contain selected unaudited financial information for each of the eight quarters ended December 31, 2020. The following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. Unaudited quarterly results are as follows (in thousands, except per share data):

Quarter Ended	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Revenue	$248,886	$338,613	$739,827	$1,255,795
Gross profit	$38,365	$35,811	$54,574	$91,047
Net loss	$(87,792)	$(80,853)	$(55,919)	$(62,196)

Net loss per share:
Basic	$(0.49)	$(0.91)	$(0.66)	$(0.74)
Diluted	$(0.49)	$(0.91)	$(0.66)	$(0.74)

Quarter Ended	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenue	$1,255,654	$1,210,645	$1,260,312	$1,013,972
Gross profit	$73,961	$77,160	$81,547	$68,582
Net loss	$(91,722)	$(89,736)	$(75,139)	$(82,573)

Net loss per share:
Basic	$(1.10)	$(1.12)	$(0.96)	$(1.07)
Diluted	$(1.11)	$(1.15)	$(1.03)	$(1.08)
******

OPENDOOR TECHNOLOGIES INC.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
The information required by this Item 9 was previously reported in our Current Report on Form 8-K that was filed with the Securities and Exchange Commission on December 18, 2020.
Item 9A. Controls and Procedures
Inherent Limitations on Effectiveness of Controls
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2020, due to the material weakness described below, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the SEC for newly public companies.

Material Weakness

Management identified the following control deficiencies that constituted a material weakness in our internal control over financial reporting for the year ended December 31, 2020 related to our general information technology controls, including the design and implementation of access and change management controls. Additionally, key components of the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) have not been fully implemented, including control and monitoring activities related to: (1) electing and developing general controls activities over technology to support the achievement of objectives; and (2) electing, developing, and performing ongoing and/or separate evaluations to ascertain whether the components of internal control are present and functioning.

The material weakness identified in our internal control over financial reporting primarily related to insufficient Information Technology (“IT”) general controls over our accounting and proprietary systems used in our financial reporting process. Specifically, our systems lacked controls over access and program change management that are needed to ensure access to financial data is adequately restricted to appropriate personnel.

The following remedial actions were taken during the year ended December 31, 2020:
•hired a Director of SOX Compliance to oversee our internal controls program and work with management in its design and implementation of internal control over financial reporting;
•developed detailed action plans to address gaps identified in access controls, change management and password management across all applications impacting our financial reporting;
•engaged a global accounting advisory firm to assist with the documentation, evaluation, remediation and testing of our internal control over financial reporting based on the criteria established in the COSO framework; and
•conducted COSO based training sessions for relevant personnel who have responsibility for internal controls.

The following are remedial actions that management is undertaking during 2021:
•hired a Chief Information Security Officer to help implement policy and processes with respect to the information technology environment;

OPENDOOR TECHNOLOGIES INC.
•conduct a comprehensive risk assessment that identifies the risks of material misstatement whether due to error or fraud in the consolidated financial statements;
•implement new controls and redesign existing controls, including transactional controls, review controls, IT general controls and user access controls to mitigate the identified risks of material misstatement;
•document processes and controls, evaluate the effectiveness of our controls with respect to design, implementation, and operating effectiveness, and remediate any gaps identified; and
•perform a segregation of duties analysis, segregate conflicting roles and remove unnecessary access to financial reporting systems and applications relevant to the preparation of our financial statements.
The process of implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may take additional actions to address control deficiencies or modify certain of the remediation measures described above.
While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing, documenting and testing these processes, procedures and controls. Additional time is required to complete implementation and to assess and ensure the sustainability of these procedures. We believe the above actions will be effective in remediating the material weakness described above and we will continue to devote significant time and attention to these remedial efforts. However, the material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Notwithstanding the material weakness, management has concluded that the financial statements included elsewhere in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.
Changes in Internal Control over Financial Reporting
Other than as described above, there have been no material changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

OPENDOOR TECHNOLOGIES INC.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our Directors
The following table presents information concerning our board of directors.

Name	Age	Position
Eric Wu	38	Chairman, Co-Founder and Chief Executive Officer
Adam Bain	47	Director
Cipora Herman	47	Director
Jonathan Jaffe	61	Director
Pueo Keffer	39	Director
Jason Kilar	49	Director
Glenn Solomon	52	Director
The following are brief biographies describing the backgrounds of our directors.
Eric Wu. Eric Wu co-founded Opendoor and has served as our Chief Executive Officer and as Chairman of our board of directors since December 2020. Mr. Wu also served as Opendoor Labs Inc.’s Chief Executive Officer and as a member of Opendoor Labs Inc.’s board of directors from April 2014 to December 2020. Prior to Opendoor, Mr. Wu founded and served as the Chief Executive Officer of Movity.com, a geo-data analytics company acquired by Trulia in 2011. Mr. Wu previously co-founded RentAdvisor.com, an apartment search company specializing in lead generation, which was later acquired by Apartment List. Mr. Wu is a venture partner at Resolute Ventures, a venture capital firm, and an advisor for Watsi, a nonprofit healthcare crowdsourcing platform. Mr. Wu holds a B.S. in Economics from University of Arizona. We believe that Mr. Wu is qualified to serve as a member of our board of directors due to the perspective and experience he brings as our Chief Executive Officer and as a co-founder and his extensive experience in real estate and technology and managing companies.
Adam Bain. Adam Bain has served on our board of directors since December 2020. Mr. Bain served as a director of IPOA from September 2017 until the consummation of its business combination with Virgin Galactic in October 2019, and continues to serve as a member of Virgin Galactic’s board of directors. Mr. Bain is a co-managing partner of 01 Advisors, a venture capital firm targeting high-growth technology companies that are making the transition from building a product to building a company, since co-founding the firm in January 2018. Since November 2016, Mr. Bain has also been an independent advisor and investor in select growth-stage companies. Previously, Mr. Bain was the Chief Operating Officer of Twitter from September 2015 until November 2016, and President of Global Revenue & Partnerships from 2010 to September 2015, where he was responsible for the business lines at the public company. Mr. Bain was the President of the Fox Audience Network at Newscorp, responsible for monetizing all of Fox’s digital assets. Mr. Bain earned his Bachelor of Arts in English Journalism from Miami University, in Ohio. Mr. Bain was selected to serve on the board of directors due to his significant operating and technology experience.
Cipora Herman. Ms. Herman has served on Opendoor Technologies Inc.'s board of directors since December 2020 and previously served as a member of SCH’s board of directors until December 2020. Since January 2021, Ms. Herman has served as the Chief Financial Officer for LA28, The Los Angeles Organizing Committee for the Olympic and Paralympic Games 2028. She has served as a philanthropic and executive adviser to the Global Sports Initiative, Athlete's Voices at Harvard University since June 2020. Ms. Herman has served on the board of directors of ZipRecruiter since October 2018, where she is Chairperson of the audit committee and also is a member of the compensation committee. Ms. Herman also previously served on the board of directors of MINDBODY, Inc., a software-as-a-service company from October 2016 to February 2019, and Memery, Inc., a technology startup, from April 2015 to January 2021. From February 2017 until June 2018, Ms. Herman served as Chief Financial Officer of Mori, Inc., a social e-reader platform. From October 2012 to April 2016, Ms. Herman served as the Chief Financial Officer of the National Football League’s San Francisco 49ers, a professional sports team. From 2007 to 2012, Ms. Herman served as the Vice President & Treasurer of Facebook, Inc., a social media company. From 2003 to 2007, Ms. Herman held several positions at Yahoo!, Inc., a web services provider, including Director of Corporate Treasury, Assistant Treasurer, and Vice President of Finance and Treasurer. Ms. Herman holds a A.B. in International Relations, a M.A. in International Development Policy and an M.B.A, each received from Stanford University. Ms. Herman was selected to serve on our board of directors because of her financial expertise and experience as a director of publicly and privately held companies.

OPENDOOR TECHNOLOGIES INC.
Jonathan Jaffe. Jonathan Jaffe has served on our board of directors since December 2020 and has also served as a member of Opendoor Labs Inc.’s board of directors from June 2018 until December 2020. Mr. Jaffe served as the President and director of Lennar Corporation, one of the nation’s largest homebuilders, since April 2018. Mr. Jaffe previously served as Chief Operating Officer of Lennar from 2004 to January 2019, and prior to that, Mr. Jaffe served as Vice President of Lennar and Regional President in Lennar’s Homebuilding operations. Mr. Jaffe holds a B.A. in Architecture. We believe that Mr. Jaffe is qualified to serve as a member of our board of directors because of his extensive knowledge of the housing industry and his deep operating experience.
Pueo Keffer. Pueo Keffer has served on our board of directors since December 2020 and previously served as a member of Opendoor Labs Inc.’s board of directors from October 2015 until December 2020. Mr. Keffer has served as a Managing Director of Access Technology Ventures, the venture capital and growth technology investment arm of Access Industries, since April 2015. From 2009 to April 2015, Mr. Keffer was employed by Redpoint Ventures, most recently as a Partner. He currently serves on the board of directors of several private companies. Mr. Keffer holds a B.A. in Economics from Stanford University. We believe that Mr. Keffer is qualified to serve as a member of our board of directors because of his extensive experience advising technology companies as a venture capital investor and director of various companies.
Jason Kilar. Jason Kilar has served on our board of directors since December 2020 and has also served as a member of Opendoor Labs Inc.’s board of directors from March 2019 until December 2020. Mr. Kilar has served as the Chief Executive Officer of Warner Media, LLC, a media and entertainment company, since May 2020. Mr. Kilar previously co-founded and served as the Chief Executive Officer of Vessel Group, Inc., a video platform company. Prior to Vessel, Mr. Kilar co-founded and served as the Chief Executive Officer of Hulu, LLC, a streaming service company. Mr. Kilar previously served in a variety of senior leadership roles with Amazon.com, Inc., including as Senior Vice President, Worldwide Application Software, and Vice President and General Manager of Amazon’s North American media businesses. Mr. Kilar holds a B.A. in Journalism and Business Administration from University of North Carolina at Chapel Hill and an M.B.A. from Harvard Business School. We believe that Mr. Kilar is qualified to serve as a member of our board of directors because of his extensive experience with technology, high-growth, consumer and digital companies, as highlighted by his experience at Amazon, Hulu, Vessel Group and Warner Media.
Glenn Solomon. Glenn Solomon has served on our board of directors since December 2020 and has also served as a member of Opendoor Labs Inc.’s board of directors from February 2015 until December 2020. Since 2006, Mr. Solomon has been a managing partner of GGV Capital, a venture capital firm. He serves as a director of a number of privately held companies. Mr. Solomon holds a B.A. in Public Policy from Stanford University and an M.B.A. from Stanford University Graduate School of Business. We believe that Mr. Solomon is qualified to serve as a member of our board of directors because of his extensive experience advising technology companies as a venture capital investor and director of various companies.
Information about our Executive Officers
The following table presents information concerning our executive officers.

Name	Age	Position
Eric Wu	38	Chairman, Co-Founder and Chief Executive Officer
Carrie Wheeler	49	Chief Financial Officer
Andrew Low Ah Kee	40	President
Ian Wong	34	Chief Technology Officer
Tom Willerer	43	Chief Product Officer
Daniel Morillo	47	Chief Investment Officer
Elizabeth Stevens	42	Head of Legal
The following are brief biographies describing the backgrounds of our executive officers. The biography for Mr. Wu appears above under the heading “Information About Our Directors.”
Carrie Wheeler. Carrie Wheeler has served as our Chief Financial Officer since December 2020. Ms. Wheeler has also served as Opendoor’s Chief Financial Officer since September 2020 and previously served as a member of Opendoor Labs Inc.’s board of directors from October 2019 to September 2020. From 1996 to 2017, Ms. Wheeler was with TPG Global, a global private equity firm, including as a Partner and Head of Consumer / Retail Investing. Ms. Wheeler currently serves on the board

OPENDOOR TECHNOLOGIES INC.
of directors and audit committee of Dollar Tree, Inc. and on the board of directors, audit committee and compensation committee of APi Group Corporation. She has previously served on a number of other corporate boards, including Neiman Marcus Group, Inc. and Petco Animal Supplies, Inc. Ms. Wheeler holds a Bachelor of Commerce from Queen’s University.
Andrew Low Ah Kee. Andrew Low Ah Kee has served as our President since December 2020 and as Opendoor Labs Inc.’s President since November 2020. Mr. Low Ah Kee previously served in a range of executive positions at GoDaddy from 2014 to 2020, most recently as Chief Operating Officer. Prior to joining GoDaddy in 2014, Mr. Low Ah Kee was a Director at KKR Capstone where he worked closely with the Consumer, Technology and Media investment teams at KKR & Co. L.P. to evaluate investment opportunities and accelerate portfolio company growth. Before KKR, Mr. Low Ah Kee was a consultant with the Boston Consulting Group. Mr. Low Ah Kee holds a Bachelor of Applied Science from the University of Toronto and an MBA from Harvard Business School.
Ian Wong. Ian Wong co-founded Opendoor and has served as our Chief Technology Officer since December 2020. Mr. Wong has also served as Opendoor Labs Inc.’s Chief Technology Officer since April 2014. Mr. Wong previously held roles as a software engineer at Prismatic, Inc., a social news discovery company, and as an inference scientist at Square, Inc., a mobile payment company. Mr. Wong holds a B.S. and M.S. in Electrical Engineering and a M.S. in Statistics from Stanford University.
Tom Willerer. Tom Willerer has served as our Chief Product Officer since December 2020 and as Opendoor Labs Inc.’s Chief Product Officer since September 2019. Mr. Willerer served as a partner at Venrock Ltd., a venture capital firm, from November 2017 to October 2019. Mr. Willerer served as Chief Product Officer at Coursera Inc., an e-learning company, from 2013 to November 2017. Prior to Coursera, Mr. Willerer served as Director of Product Management at Facebook, Inc., a social media company, and as Vice President of Product Management at Netflix, Inc., a leading streaming entertainment company. Mr. Willerer is a member of the board of directors of Make School, a computer science higher education company. Mr. Willerer holds a B.A. in Business from Kelley School of Business at Indiana University and a M.A. in New Media Studies from DePaul University.
Daniel Morillo. Daniel Morillo has served as our Chief Investment Officer since January 2021. Prior to joining Opendoor, Mr. Morillo served as a Managing Director and head of Quantitative Research at Citadel between September 2015 and December 2020. Mr. Morillo previously served as the Global Head of Investment Research for Incapture Investments and the co-head of BlackRock’s Model and Portfolio Solutions group. Mr. Morillo holds a B.S. degree in economics from Universidad San Fran de Quito, a M.S. degree in statistics from the University of Illinois, and a Ph.D. in econometrics from the University of Illinois.
Elizabeth Stevens. Elizabeth Stevens has served as our Head of Legal since December 2020 and as Opendoor Labs Inc.’s Head of Legal since December 2016 and as our Corporate Secretary since December 2019. Prior to joining Opendoor, Ms. Stevens served as the General Counsel of Earnest Inc., a consumer lending company. Ms. Stevens previously served as the General Counsel of Sidecar Technologies Inc., a ride-sharing company. Ms. Stevens holds a B.A. in Economics from Northwestern University, a J.D. from Northwestern University School of Law and an M.B.A. from the Kellogg School of Management at Northwestern University.
Family Relationships
There are no family relationships among any of our executive officers or directors.
Code of Business Conduct and Ethics

We have a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of our Code of Business Conduct and Ethics is posted on our investor relations website, investor.opendoor.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics, as well as Nasdaq’s requirement to disclose waivers with respect to directors and executive officers, by posting such information on our website at the address and location specified above. The information on any of our websites is deemed not to be incorporated in this Annual Report on Form 10-K or to be part of this Annual Report on Form 10-K.

OPENDOOR TECHNOLOGIES INC.
Governance Documents
We believe that good corporate governance is important to ensure that Opendoor is managed for the long-term benefit of our stockholders. Our Nominating and Governance Committee will periodically review and reassess our Governance Guidelines and overall governance structure. Complete copies of our current committee charters, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics are available on our investor relations website, investors.opendoor.com, or by writing to our Secretary at our offices at 410 N. Scottsdale Road, Suite 1600, Tempe, Arizona 85281.
Board Composition
The current authorized number of directors is seven. Our amended and restated certificate of incorporation provides that the authorized number of directors may be changed only by resolution of our board of directors. Our board of directors is divided into three classes of directors, with staggered terms of three years each and holding office until his or her successor is duly elected and qualified, or until his or her earlier death, resignation or removal. The term of one class expires at each annual meeting of the stockholders; thus, directors typically stand for election after three years, unless they are filling an unexpired term. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors.
Board Committees
Our board of directors has an audit committee, a compensation committee and a nominating and corporate governance committee. From time to time, special committees may be established under the direction of our board of directors when necessary to address specific issues. The charters of all three committees are available on our investor relations website, investors.opendoor.com.
Audit Committee and Audit Committee Financial Expert
We have a separately-designated standing audit committee (“Audit Committee”) that consists of Cipora Herman, Adam Bain and Pueo Keffer. Ms. Herman serves as the Chair of the Audit Committee. Our board of directors has determined that each of Ms. Herman, Mr. Bain and Mr. Keffer are independent directors under the Nasdaq Stock Market rules and the additional independence standards applicable to audit committee members established pursuant to Rule 10A-3 under the Exchange Act. Our board of directors has also determined that each of Ms. Herman, Mr. Bain and Mr. Keffer meets the “financial literacy” requirement for audit committee members under the Nasdaq Stock Market rules and Ms. Herman is an “audit committee financial expert” within the meaning of the SEC rules.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis describes our compensation program in 2020 for our named executive officers, including elements of the program, material decisions made under the program for 2020 and material factors considered in making those decisions. Our named executive officers for 2020 are:
•Eric Wu, our Chief Executive Officer (“CEO”);1
•Carrie Wheeler, our Chief Financial Officer (“CFO”);2
•Gautam Gupta, our former CFO; our former Chief Operating Officer;3
1 Eric Wu also served as our President until November 2020 when Andrew Low Ah Kee joined us and was appointed as our President.
2 Carrie Wheeler was appointed as our Chief Financial Officer in September 2020.
3 Gautam Gupta, our Chief Operating Officer from July 2017 to December 2019, was appointed as our Chief Financial Officer in December 2019 and served in such capacity until September 2020, when Carrie Wheeler was appointed as our Chief Financial Officer. Gautam Gupta served as a strategic advisor to our business from September 2020 until his separation from us in October 2020.

OPENDOOR TECHNOLOGIES INC.
•Elizabeth Stevens, our Head of Legal;
•Julie Todaro, our President of Homes and Services; and
•Tom Willerer, our Chief Product Officer.
As of the date of this Annual Report on Form 10-K, Mr. Gupta is no longer an employee of the Company. On January 12, 2021, Ms. Todaro informed us that she would step down from her role as our President of Homes and Services effective January 12, 2021. As of January 12, 2021, Ms. Todaro began serving as a strategic advisor to the Company.
2020 Compensation
Compensation Philosophy, Objectives and Rewards
The key objectives of our compensation program are (i) to allow us to attract and retain highly qualified executives, and (ii) allow employees the opportunity to be owners in the Company. We believe that our ability to keep our senior executive team engaged and productive is tied to our compensation programs. Additionally, for us to be appropriately positioned to attract new talent, we must be prepared to be, and be perceived as, an employer that offers competitive compensation. Providing employees an opportunity to be owners in our business fosters their active engagement in our success and aligns their interests with those of our shareholders.
To achieve our compensation objectives, we historically have provided executives with a compensation package consisting of the following elements:

Compensation Element	Compensation Purpose
Base Salary	Recognize performance of job responsibilities and attract and retain individuals with superior talent.
Long-Term Equity Compensation	Promote an employee ownership culture and the maximization of stockholder value by aligning the interests of employees and stockholders.
In addition, from time to time, we have provided cash sign-on and retention bonus arrangements as part of an employment offer. The amount of compensation awarded in these circumstances is established based on the executive officer’s role and responsibilities, long-term potential, and our expectations as to the officer’s individual performance or Company performance.
Determination of Compensation
Role of Our Compensation Committee and Executive Officers
With respect to the portion of 2020 that preceded the closing of the Business Combination, our executive compensation program was administered by the board of directors of Opendoor Labs Inc., based on recommendations from Opendoor Labs Inc.’s Compensation Committee. The compensation of our named executive officers was first reviewed by Opendoor Labs Inc.’s Compensation Committee. Our CEO discussed the compensation and performance of our named executive officers with Opendoor Labs Inc.’s Compensation Committee. Management’s recommendations were based upon a review of the performance of our named executive officers, the Company’s overall performance and his assessment of each officer’s contributions to such performance, internal pay equity considerations and the competitiveness of the market for each officer’s services. Opendoor Labs Inc.’s Compensation Committee then generally evaluated any recommended compensation adjustments or awards to named executive officers and made recommendations to the Opendoor Labs Inc. board of directors, which ultimately determined executive compensation.
Since the closing of the Business Combination, our executive compensation program is administered primarily by our Compensation Committee. The compensation of our named executive officers will be reviewed at least annually by our Compensation Committee and will be informed by the recommendations of our CEO. Our Compensation Committee will then evaluate and determine any recommended compensation adjustments or awards to our named executive officers or make recommendations to our board of directors (the “Board”) for final determination.

OPENDOOR TECHNOLOGIES INC.
Compensation Consultant
To support our Compensation Committee in fulfilling its duties, we have retained a third-party compensation consultant to assist us with the design and evaluation of compensation for our executive officers and directors. Pursuant to its charter, our Compensation Committee has the sole authority to retain, and replace as needed, compensation consultants to provide independent advice to our Compensation Committee, as well as the sole authority to approve the consultants’ fees and other terms and conditions of retention.
Opendoor Labs Inc. first retained Compensia, Inc. (“Compensia”) in May 2018, although we did not engage Compensia to provide executive and director compensation consulting services and recommendations for compensation on a regular basis until 2019. During 2019, Opendoor Labs Inc.’s Compensation Committee received advice, data and recommendations from Compensia pertaining to the appropriate amount, mix and vesting and other terms for our executive compensation programs. During 2020, Opendoor Labs Inc.’s Compensation Committee received advice, data and recommendations from Compensia pertaining to certain equity grants made to our executive officers. In addition to the work Compensia performed for us in connection with our executive and director compensation practices, Compensia periodically receives requests for information from us or our Compensation Committee pertaining to individual promotions, equity incentive compensation, potential personnel recruitment and other such situations in which market compensation insight may benefit us.
During 2020, Compensia’s fees for services to us unrelated to executive and director compensation did not exceed $120,000.
Elements of Our Executive Compensation Program
For 2020, the primary elements of our named executive officers’ compensation were base salary and long-term equity incentive awards. In addition, certain of our named executive officers also received a sign-on or retention bonus payment in 2020.
Base Salaries
We provide a base salary as a fixed source of compensation for our named executive officers, allowing them a degree of certainty relative to the portion of their variable compensation, which consists of equity awards with values that are generally tied to the price of our common stock and which, prior to the Business Combination, did not provide any opportunity for the officers to achieve liquidity. Our Compensation Committee recognizes the importance of base salaries as an element of compensation that helps to attract and retain highly qualified executive talent. However, our current practice is to not provide our executive officers with annual base salaries exceeding $350,000.
Initial base salaries of our executive officers are established by taking into account his or her qualifications, experience, comparable market data and prior salary level. Thereafter, Opendoor Labs Inc.’s Compensation Committee generally has reviewed, and adjusted as necessary, base salaries for each of our executive officers, at a minimum annually. In setting base salary levels for 2020, Opendoor Labs Inc.’s Compensation Committee considered a range of factors, including:
•the individual’s anticipated responsibilities and experience;
•our Compensation Committee members’ collective experience and knowledge in compensating similarly situated individuals at other companies; and
•the value of the executive officer’s existing equity awards.
The table below sets forth the annual base salary rates during 2020 for each named executive officer.

Named Executive Officer	2020 Annual Base Salary Rate
Eric Wu	$325,000	(1)
Carrie Wheeler	$350,000	(2)
Gautam Gupta	$350,000
Julie Todaro	$350,000
Tom Willerer	$350,000
Elizabeth Stevens	$300,000

OPENDOOR TECHNOLOGIES INC.
(1) Mr. Wu’s annual base salary rate increased from $275,000 to $325,000, effective January 1, 2020.
(2) Ms. Wheeler commenced her employment with the Company in September 2020.
In January 2020, Mr. Wu, our CEO, entered into a new employment letter agreement, pursuant to which his base salary was increased from $275,000 to $325,000, effective January 1, 2020. Mr. Wu has donated his salary to a relief fund for Company employees affected by staff reductions in force for a portion of 2020. The base salary increase was approved by Opendoor Labs Inc.’s board of directors in order to provide Mr. Wu with a more competitive total annual cash compensation package that would align with those provided to similarly situated officers of peer companies.
Long-Term Equity Compensation
We believe that providing long-term incentives in the form of equity awards encourages our named executive officers to take a long-term outlook and provides them with an incentive to manage the Company from the perspective of an owner with an equity stake in the business. By providing opportunities for our employees, including our named executive officers, to benefit from future successes in the Company through the appreciation of the value of their equity awards, our Compensation Committee and Board believe that equity awards align employees’ interests and contributions with the long-term interests of the Company’s stockholders. In addition, our Compensation Committee and Board believe that offering meaningful equity ownership in the Company is helpful in retaining our named executive officers and other key employees.
At the time of hire, executive officers have generally been granted stock options, restricted stock units (“RSUs”), or a mix of stock options and RSUs, the size and precise terms of which are determined at the time of hire of the individual executive officer, taking into account the anticipated role, his or her qualifications, experience, comparable market data and prior compensation level.
The table below sets forth the RSUs granted to our named executive officers during 2020. We did not grant any stock options to our named executive officers during 2020. We expect to grant additional equity awards to our named executive officers going forward, but no such awards have been approved at this time.
The size of the equity awards granted to our named executive officers in 2020 was determined based on the factors described above. The number of RSUs in the table (and the footnotes and narrative that follow the table) has been adjusted to reflect the impact of the Business Combination.

Named Executive Officer	RSUs Granted in 2020 (#)(1)
Eric Wu	17,093,009	(1)
Carrie Wheeler	4,433,699	(2)
Gautam Gupta	—
Julie Todaro	—
Tom Willerer	—
Elizabeth Stevens	—
(1) 2,207,236 of Mr. Wu’s RSUs will vest only if both the Service-Based Condition and the Liquidity Event Condition (each as defined below) are satisfied, provided that delivery of the shares may be delayed in accordance with the terms of the Opendoor Labs Inc.’s 2014 Stock Plan (the “2014 Plan”) and Mr. Wu’s RSU grant agreements. The “Service-Based Condition” will be satisfied in 16 successive equal quarterly installments following November 1, 2019. The “Liquidity Event Condition” will be satisfied in full upon the first to occur of the following on or before the seventh anniversary of the date of grant: (i) a Change of Control (as defined in 2014 Plan) or (ii) the effective date of a registration statement filed under the Securities Act for the sale of the Company’s common stock. The Liquidity Event Condition was satisfied in February 2021.
14,885,774 of Mr. Wu’s RSUs will vest upon the satisfaction of performance-based vesting conditions. The performance-based vesting condition will be satisfied, subject to Mr. Wu’s continued employment with us through each applicable vesting date, as to 1/6th of the RSUs upon the achievement of each of six predetermined share price milestones based on the 60-day volume weighted-average closing price of our publicly-traded class of common stock, or if earlier, based on the per share consideration received in connection with a Change of Control (as defined in Mr. Wu’s employment letter agreement). These milestones are $18.11, $23.54, $30.60, $39.78, $51.71 and $67.23.

OPENDOOR TECHNOLOGIES INC.
(2) 50,160 of Ms. Wheeler’s RSUs were granted to Ms. Wheeler in February 2020 in her capacity as member of Opendoor Labs Inc.’s board of directors (the “Wheeler Director RSUs”). The Wheeler Director RSUs will vest only if the Liquidity Event Condition is satisfied, provided that delivery of the shares may be delayed in accordance with the terms of the 2014 Plan and Ms. Wheeler’s RSU grant agreements. The “Liquidity Event Condition” will be satisfied if either of the following events occur on or before the seventh anniversary of the date of grant: (i) a Change of Control (as defined in the 2014 Plan) or (ii) the effective date of a registration statement filed under the Securities Act, for the sale of the Company’s common stock. The Liquidity Event Condition was satisfied in February 2021.
4,383,541 of Ms. Wheeler’s RSUs were granted to Ms. Wheeler in her capacity as our CFO (the “Wheeler CFO RSUs”) and will vest only if both (i) a liquidity based vesting condition and (ii) either (a) a time based vesting condition or (b) a performance based vesting condition are satisfied, in each case, subject to Ms. Wheeler’s continued employment with us through the applicable vesting date. The liquidity-based vesting condition was satisfied upon the closing of the Business Combination. 3,493,892 of the Wheeler CFO RSUs are subject to a time-based vesting condition whereby 25% of such RSUs vest on the first anniversary of Ms. Wheeler’s employment start date with us (the “Wheeler Start Date”) and 75% of such RSUs vest in substantially equal quarterly installments over a three-year period thereafter. 404,385 of the Wheeler CFO RSUs will begin vesting on the third anniversary of the Wheeler Start Date, subject to her continued employment with us on such date, and are subject to a time-based vesting condition whereby such RSUs vest in substantially equal quarterly installments over a two-year period following such anniversary. 485,262 of the Wheeler CFO RSUs are subject to a performance-based vesting condition whereby such RSUs vest upon the date on which the 60-day volume weighted-average closing price of the Company’s publicly-traded class of common stock is at least $16.48 or (ii) Change of Control (as defined in the Ms. Wheeler’s offer letter agreement) occurs in which the per share consideration is at least $16.48.
Prior to any contemplation of the Business Combination, Opendoor Labs Inc.’s board of directors, based on the recommendations of Compensia, determined to grant certain RSUs, described below as Pre-Listing RSUs and Post-Listing RSUs, to Mr. Wu to achieve the following objectives: (i) recognizing the unique market opportunity and extensive time horizon that Opendoor Labs Inc. would need to achieve its ultimate vision, (ii) supporting enduring CEO engagement and commitment, (iii) motivating Mr. Wu to create significant long-term shareholder value, and (iv) being fair and aligned with market, recognizing that there is a broad set of company peers.
In September 2020, in anticipation of the Business Combination, Opendoor Labs Inc.’s board of directors reapproved these RSU grants to Mr. Wu based on the recommendations of Compensia. In connection with negotiations regarding the Business Combination, it was agreed that the dilutive effect of the Post-Listing RSUs should be borne by Opendoor Labs Inc.’s stockholders before the closing of the Business Combination. To achieve this goal, the Post-Listing RSUs were granted prior to the closing of the Business Combination on December 17, 2020. Providing that the Post-Listing RSU would vest only if certain price targets are met provides a retention element and strong alignment with Company stockholders.
Specifically, pursuant to our continued employment letter agreement with Mr. Wu, entered into in January 2020 and amended in September 2020, Mr. Wu was granted 1,193,020 RSUs on February 6, 2020 and 1,014,215 RSUs on September 3, 2020 (together, the “Pre-Listing RSUs”), which vest according to the vesting schedule set forth in footnote 1 to the table above. Pursuant to this letter agreement, Mr. Wu was also granted 14,885,774 RSUs on December 17, 2020 (the “Post-Listing RSUs”), which have a term of seven years and which vest according to the vesting schedule set forth in footnote 1 to the table above.
During 2020, our Chief Product Officer, Mr. Willerer, entered into an amendment to his offer letter agreement which provided, among other things, that if his employment with us is terminated (i) by us without Cause or (ii) due to his resignation for Good Reason, in each case, within 12 months following a Change of Control (each such term as defined in his offer letter agreement), then 50% of all his then outstanding but unvested stock option and RSU awards, whether or not granted under his offer letter agreement, will automatically and immediately vest, subject to the timely execution and non-revocation of a general release of claims against us. Opendoor Labs Inc.’s board of directors determined to enter into these offer letter agreement amendments prior to the contemplation of the Business Combination in order to assure the Company of the officers’ continued services in the context of a potential Change of Control event.
Pursuant to our offer letter agreement with Ms. Wheeler, entered into in September 2020, Ms. Wheeler was granted 3,979,154 RSUs on September 3, 2020 in two separate grants of 3,493,892 RSUs and 485,262 RSUs, each of which vests according to the applicable vesting schedule set forth in footnote 2 to the table above. Providing that the grant of 485,262 RSUs would vest only if certain price targets are met provides a retention element and strong alignment with Company stockholders. In connection with negotiations regarding the Business Combination, it was agreed that the dilutive effect of the grant of 404,385 RSUs should be borne by Opendoor Labs Inc.’s stockholders before the closing of the Business Combination. To achieve this goal, these RSUs were granted prior to the closing of the Business Combination on December 17, 2020 and vest according to the vesting schedule set forth in footnote 2 to the table above.

OPENDOOR TECHNOLOGIES INC.
RSU Grants Under the 2020 Plan
We expect to grant certain of our employees equity awards in the form of RSUs under the Opendoor Technologies Inc. 2020 Incentive Award Plan (the “2020 Plan”) sometime in 2021. We expect to grant Mr. Wu, our CEO, RSUs covering a number of shares equal to 1/8th of the 2020 Plan’s aggregate share reserve on the date of the closing of the Business Combination, and we expect to grant certain other of our employees RSUs covering a number of shares equal to, in the aggregate, 1/4th of the 2020 Plan’s aggregate share reserve on the date of the closing of the Business Combination (together, the “Management Awards”). The Management Awards have not yet been granted.
Sign-On and Retention Bonuses
In order to attract top talent, we from time to time provide sign-on and retention compensation to external hires. In connection with the hire of Mr. Gupta in July 2017, we approved a one-time cash sign-on and retention bonus in the aggregate amount of $550,000, $150,000 of which was paid within 30 days after his employment start date, $125,000 of which was paid within 30 days after the first anniversary of his employment start date, and the remaining $275,000 of which was paid within 30 days after the second anniversary of his employment start date. We believed that this sign-on and retention bonus arrangement was appropriate as an incentive to join us and to help retain Mr. Gupta through the second anniversary of his employment start date.
In connection with the hire of Mr. Willerer in July 2019, we approved a one-time cash sign-on and retention bonus in the aggregate amount of $190,000, $95,000 of which was paid within 30 days after his employment start date, and the remaining $95,000 of which is to be paid within 30 days after the first anniversary of his employment start date, subject to his continuous active employment with us through such anniversary date. We believed that this sign-on and retention bonus arrangement was appropriate as an incentive to join us and to help retain Mr. Willerer through the first anniversary of his employment start date.
In connection with the hire of Ms. Todaro in September 2019, we approved a cash sign-on and retention bonus in the aggregate amount of $150,000, $75,000 of which was paid within 30 days after her employment start date, and the remaining $75,000 of which is to be paid within 30 days after the first anniversary of her employment start date, subject to her continuous active employment with us through such anniversary date. We believed that this sign-on and retention bonus arrangement was appropriate as an incentive to join us and to help retain Ms. Todaro through the first anniversary of her employment start date.
In September 2019, we entered into a retention bonus agreement with Ms. Stevens (the “Stevens Retention Agreement”) pursuant to which Ms. Stevens was entitled to receive a retention bonus in the aggregate amount of $125,000 in two separate installments, subject to her continuous active employment with us through certain predetermined dates. Pursuant to the terms of the Stevens Retention Agreement, Ms. Stevens was paid a bonus of $50,000 within 30 days following December 15, 2019 and was paid a bonus of $75,000 within 30 days following August 31, 2020. We believed that this retention bonus arrangement was appropriate as an incentive to help retain Ms. Stevens through each retention bonus installment date.
In connection with the hire of Ms. Wheeler in September 2020, we approved a one-time cash sign-on and retention bonus in the aggregate amount of $100,000, net of applicable taxes, which was paid within five business days after her employment start date. However, if Ms. Wheeler resigns without Good Reason or is terminated by us for Cause (each, as defined in her offer letter agreement) at any time prior to the first anniversary of her employment start date, she is required to repay us the entire $100,000, less any non-refundable taxes, within 30 days after her last day of employment with us. We believed that this sign-on and retention bonus arrangement was appropriate as an incentive to join us and to help retain Ms. Wheeler through the first anniversary of her employment start date.
Retirement Plans and Other Employee Benefits
Our named executive officers are eligible to participate in our employee benefit plans and programs, including medical and dental benefits and life insurance, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans. We also sponsor a 401(k) defined contribution plan (the “401(k) Plan”), in which our named executive officers may participate, subject to limits imposed by the Code to the same extent as our other full-time employees. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) Plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies. We do not typically provide any perquisites or special personal benefits to our named executive officers that are not available to all employees generally.
In connection with the grant of stock options to Mr. Gupta in September 2017, Opendoor Labs Inc. granted Mr. Gupta the ability to exercise his option award up to an aggregate exercise price of $1.5 million with a 51% recourse promissory note (and

OPENDOOR TECHNOLOGIES INC.
pledge and security agreement) from Opendoor Labs Inc. dated March 29, 2018, bearing interest at the rate of 2.31% per annum, compounding annually.
Executive Compensation Tables
2020 Summary Compensation Table
The table below shows compensation of our named executive officers for the fiscal years ended December 31, 2019 and December 31, 2020.

Name and Principal Position	Year	Salary ($)		Bonus ($)(1)	Stock Awards ($)(2)		Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Eric Wu	2020	189,584	(3)	—	370,051,408	(4)	—	—	370,240,992
Chief Executive Officer	2019	275,000		—	—		—	—	275,000
Carrie Wheeler	2020	114,722		100,000	50,060,723	(5)	—	—	50,275,445
Chief Financial Officer									—
Gautam Gupta	2020	231,625		—	—		—	—	231,625
Former Chief Financial Officer	2019	337,500		275,000	—		—	—	612,500
Julie Todaro	2020	350,000		75,000	—		—	—	425,000
President of Homes and Services	2019	87,500		75,000	5,980,857		1,970,949	234,667	8,348,973
Tom Willerer	2020	350,000		95,000	—		—	—	445,000
Chief Product Officer	2019	118,490		95,000	5,418,620		1,331,280	—	6,963,390
Elizabeth Stevens	2020	300,000		75,000	—		—	—	375,000
Head of Legal
(1) Amounts listed represent sign-on and retention bonuses paid to Mses. Wheeler and Todaro and Messrs. Gupta and Willerer and a retention bonus paid to Ms. Stevens, each as described above in the section entitled “Compensation Discussion and Analysis – Sign-On and Retention Bonuses”.

(2) Amounts listed represent the aggregate grant date fair value of awards granted during the year referenced, computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. These amounts do not reflect the actual economic value that may be realized by the named executive officer. For additional information regarding the stock-based awards granted to our named executive officers in 2019, please see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 14. Share-Based Awards”. For additional information regarding the stock-based awards granted to our named executive officers in 2020 refer to the “2020 Grants of Plan-Based Awards” table below.
(3) Mr. Wu donated his salary for a portion of 2020 to a relief fund for Company employees affected by staff reductions in force. As a result of an inadvertent payroll error related to the temporary reduction of his salary that was discovered on February 18, 2021, $81,250 of the salary Mr. Wu earned in 2020 was not paid until February 26, 2021. This reflects the total base salary Mr. Wu earned in 2020.

(4) $354,175,995 represents the grant date fair value of RSUs which are subject to performance-based vesting conditions (as described below in the section entitled “– Eric Wu Continued Employment Letter Agreement”). Such grant date fair value is based on the probable outcome of such performance-based vesting conditions. The maximum grant date fair value of RSUs granted to Mr. Wu in 2020 that are subject to performance-based vesting conditions is $438,237,347, which assumes the achievement of the highest level of such performance conditions.

(5) $3,243,247 represents the grant date fair value of RSUs which are subject to performance-based vesting conditions (as described below in the section entitled “– Carrie Wheeler Offer Letter Agreement”). Such grant date fair value is based on the probable outcome of such performance-based vesting conditions. The maximum grant date fair value of RSUs granted to Ms. Wheeler in 2020 that are subject to performance-based vesting conditions is $4,815,000, which assumes the achievement of the highest level of such performance conditions.

OPENDOOR TECHNOLOGIES INC.
2020 Grants of Plan-Based Awards
The figures in the table below show equity grants made in 2020. The number of shares subject to the grants has been adjusted to reflect the impact of the Business Combination.

Name	Grant Date	Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value Stock Awards ($)(1)
Eric Wu	02/06/2020	1,193,020	5,811,902
	09/03/2020	1,014,215	10,063,511
	12/17/2020	14,885,774	354,175,995	(2)
Carrie Wheeler	02/06/2020	50,160	244,359
	09/03/2020	3,493,892	34,668,000
	09/03/2020	485,262	3,243,247	(3)
	12/17/2020	404,385	11,905,117
(1) Amounts listed represent the aggregate grant date fair value of awards granted during the year referenced, computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. These amounts do not reflect the actual economic value that may be realized by the named executive officer.
(2) This amount represents the grant date fair value of RSUs that are subject to performance-based vesting conditions (as described below in the section entitled “– Eric Wu Continued Employment Letter Agreement”), which is based on the probable outcome of such performance-based vesting conditions. The maximum grant date fair value of RSUs granted to Mr. Wu in 2020 that are subject to performance-based vesting conditions is $438,237,347, which assumes the achievement of the highest level of such performance conditions.
(3) This amount represents the grant date fair value of RSUs which are subject to performance-based vesting conditions (as described below in the section entitled “– Carrie Wheeler Offer Letter Agreement”), which is based on the probable outcome of such performance-based vesting conditions. The maximum grant date fair value of RSUs granted to Ms. Wheeler in 2020 that are subject to performance-based vesting conditions is $4,815,000, which assumes the achievement of the highest level of such performance conditions.
Eric Wu Continued Employment Letter Agreement
We entered into a continued employment letter agreement with Mr. Wu in January 2020, which the Opendoor Labs Inc. board of directors negotiated prior to the contemplation of the Business Combination, which was subsequently amended and restated in September 2020 (as amended, the “Wu Agreement”). The Wu Agreement provides for an unspecified term of employment and entitles Mr. Wu to an annual base salary of $325,000 as well as certain RSU awards (each shown here as adjusted to reflect the Business Combination). Pursuant to the Wu Agreement, Mr. Wu was granted 1,193,020 RSUs on February 6, 2020 and 1,014,215 RSUs on September 3, 2020 (together, the “Pre-Listing RSUs”), which will vest only if both the “Service-Based Condition” and the “Liquidity Event Condition” (each as defined below) are satisfied, provided that delivery of the shares may be delayed in accordance with the terms of the 2014 Plan and Mr. Wu’s RSU grant agreements. The Service-Based Condition applicable to the Pre-Listing RSUs will be satisfied in 16 successive equal quarterly installments following November 1, 2019. The Liquidity Event Condition applicable to the Pre-Listing RSUs will be satisfied in full upon the first to occur of the following on or before the seventh anniversary of the date of grant: (i) a Change of Control (as defined in the 2014 Plan) or (ii) the effective date of a registration statement filed under the Securities Act for the sale of the Company’s common stock. The Liquidity Event Condition was satisfied in February 2021. Pursuant to the Wu Agreement, Mr. Wu was also granted 14,885,774 RSUs on December 17, 2020 (the “Post-Listing RSUs”), which have a term of seven years and vest upon (i) the occurrence of a “Listing Event” (as defined in the Wu Agreement) and (ii) the satisfaction of performance-based vesting conditions. The closing of the Business Combination satisfied the “Listing Event” vesting condition. The Post-Listing RSUs will satisfy the performance-based vesting condition, subject to Mr. Wu’s continued employment with us through each applicable vesting date, as to 1/6th of the Post-Listing RSUs upon the achievement of each of six predetermined share price milestones based on the 60-day volume weighted-average closing price of our publicly-traded class of common stock, or if earlier, based on the per share consideration received in connection with a Change of Control (as defined in the Wu Agreement). These milestones (as adjusted to reflect the Business Combination) are $18.11, $23.54, $30.60, $39.78, $51.71 and $67.23.
In the event Mr. Wu’s employment with us is terminated (i) by us without Cause (as defined below) or (ii) due to his resignation for Good Reason (as defined below), in each case, within 12 months following a Change of Control, then 100% of

OPENDOOR TECHNOLOGIES INC.
Mr. Wu’s Pre-Listing RSUs will become immediately vested. In addition, if Mr. Wu’s employment is terminated (i) by us without Cause or (ii) due to his resignation for Good Reason, regardless of whether a Change of Control has occurred, the Post-Listing RSUs shall remain outstanding and eligible to vest upon achievement of the share price milestones for a period of 60 days following the date of termination. The acceleration of the Pre-Listing RSUs is subject to Mr. Wu’s continued compliance with our Confidential Information and Invention Assignment Agreement and his timely execution and non-revocation of a general release of claims against us. This agreement does not provide for any cash severance entitlements or benefit continuation.
For purposes of the Wu Agreement:
•“Cause” is generally defined to mean, subject to certain notice requirements and cure rights, Mr. Wu’s: (i) material breach of the his employment agreement, the Confidential Information and Invention Assignment Agreement or any material written policy of the Company; (ii) intentional repeated willful misconduct or gross neglect of his duties; (iii) his willful repeated failure to follow reasonable and lawful instructions from our Board; (iv) his conviction of, or plea of guilty or nolo contendere to, any crime that results in, or is reasonably expected to result in, material harm to the business or reputation of the Company; (v) his commission of or participation in an act of fraud against the Company; or (vi) his intentional material damage to the Company’s business, property or reputation.
•“Good Reason” is generally defined to mean, subject to certain notice requirements and cure rights: (i) a material reduction in his job responsibilities, duties, authority, or title (provided that a mere change in title to a position that is substantially similar to the prior position held shall not constitute a material reduction in job responsibilities); (ii) a material reduction in his level of base compensation or total compensation unless such reduction is in connection and proportional to reductions to the compensation reductions to the other members of the management team and such reduction does not exceed 20% of his total cash compensation; (iii) a material breach of his employment agreement or the Confidential Information and Invention Assignment Agreement by the Company; or (iv) a relocation of his principal place of employment that increases his one-way commute by more than 45 miles.
Carrie Wheeler Offer Letter Agreement
Our offer letter agreement with Ms. Wheeler (as amended, the “Wheeler Agreement”) provides for an unspecified term of employment and entitles her to a sign-on and retention bonus of $100,000 (which has been paid and is subject to the terms described above in the section entitled “Compensation Discussion and Analysis – Sign-On and Retention Bonuses”), an annual base salary of $350,000, and certain RSU awards (each shown here as adjusted to reflect the Business Combination). Pursuant to the Wheeler Agreement, Ms. Wheeler, was entitled to receive the Wheeler CFO RSUs that are described above in the section entitled “Compensation Discussion and Analysis – Long-Term Equity Compensation”. Pursuant to the Wheeler Agreement, any equity awards Ms. Wheeler received in connection with her service as a member of our Board that were unvested as of the Wheeler Start Date became fully vested as to any service-based vesting conditions as of such date (but, for the avoidance of doubt, remained subject to any liquidity-based vesting conditions, which have not yet been met).
In the event Ms. Wheeler’s employment with us is terminated (i) by us without Cause (as defined below) or (ii) due to her resignation for Good Reason (as defined below), in each case, within 12 months following a Change of Control, then 100% of the Wheeler CFO RSUs with time-based vesting will become immediately vested. In addition, if Ms. Wheeler’s employment with us is terminated (i) by us without Cause or (ii) due to her resignation for Good Reason, in each case, prior to such time as the performance based vesting criteria for her RSUs subject to performance-based vesting are satisfied, such RSUs shall remaining outstanding and shall vest if the applicable performance-based vesting criteria are satisfied within 60 days of such termination. In addition, if Ms. Wheeler’s employment with us is terminated (i) by us without Cause or (ii) due to her resignation for Good Reason, in each case, prior to the first anniversary of the Wheeler Start Date, then be vested in 25% of the Wheeler CFO RSUs with time-based vesting that were granted on the Wheeler Start Date will vest. If such termination occurs within 12 months following a Change of Control, then 100% of the Wheeler CFO RSUs with time-based vesting that were granted on the Wheeler Start Date will vest. The Business Combination did not constitute a Change of Control. The acceleration of the Wheeler CFO RSUs described herein is subject to Ms. Wheeler’s continued compliance with our confidential information and invention assignment agreement and her timely execution and non-revocation of a general release of claims against us. The Wheeler Agreement does not provide for any cash severance entitlements or benefit continuation.
For purposes of the Wheeler Agreement:
•“Cause” is generally defined to mean, subject to certain notice requirements and cure rights, Ms. Wheeler’s: (i) material breach of the Wheeler Agreement, the confidential information and invention assignment agreement or any material written policy of the Company; (ii) intentional repeated willful misconduct or gross neglect of her duties; (iii)

OPENDOOR TECHNOLOGIES INC.
her willful repeated failure to follow reasonable and lawful instructions from the Company’s board of directors; (iv) her conviction of, or plea of guilty or nolo contendere to, any crime that results in, or is reasonably expected to result in, material harm to the business or reputation of the Company; (v) her commission of or participation in an act of fraud against the Company; or (vi) her intentional material damage to the Company’s business, property or reputation.
•“Good Reason” is generally defined to mean, subject to certain notice requirements and cure rights: (i) a material reduction in Ms. Wheeler’s job responsibilities, duties, authority, or title (provided that a mere change in title to a position that is substantially similar to the prior position held shall not constitute a material reduction in job responsibilities); (ii) a change in her reporting requirements so that she is no longer reporting solely to the person serving as the chief executive officer of the Company and/or the Company’s board of directors (provided that a change in reporting structure such that she reports primarily to such chief executive officer and/or board of directors of the Company following a Change of Control shall not constitute a change in her reporting requirements under this clause), (iii) a material reduction in her level of base compensation or total compensation unless such reduction is in connection and proportional to reductions to the compensation reductions to the other members of the management team and such reduction does not exceed 20% of her total cash compensation; (iv) a material breach of the Wheeler Agreement or the confidential information and invention assignment agreement by the Company; or (v) the requirement by the Company that she transfer her place of employment to a location that is outside of the greater San Francisco Bay Area.
Gautam Gupta Offer Letter Agreement
Our offer letter agreement with Mr. Gupta (as amended, the “Gupta Agreement”) provided for an unspecified term of employment and entitled him to an annual base salary, a one-time sign-on and retention bonus (which has been fully paid as described above in the section entitled “Compensation Discussion and Analysis – Sign-On and Retention Bonuses”), and an award of stock options. Mr. Gupta had the right to early exercise his option award up to an aggregate exercise price of $1,500,000 with a 51% recourse promissory note (and pledge and security agreement) from the Company, and he exercised this right with respect to 1,466,501 shares of Opendoor Labs Inc. common stock in March 2018. Mr. Gupta’s stock options will expire on the date set forth in his option agreement.
Julie Todaro Offer Letter Agreement
Our offer letter agreement with Ms. Todaro (as amended, the “Todaro Agreement”) provides for an unspecified term of employment and entitles Ms. Todaro to an annual base salary, a one-time sign-on and retention bonus (which has been paid and is subject to the terms described above in the section entitled “Compensation Discussion and Analysis – Sign-On and Retention Bonuses”), an award of stock options and an award of RSUs. The Todaro Agreement provides that Ms. Todaro’s option award will vest over four years following her employment start date with 25% vesting on the first anniversary of her start date and the remainder vesting in equal monthly installments thereafter, subject to her continued employment on each such vesting date. The Todaro Agreement provides that Ms. Todaro’s RSU award will vest only if both the Service-Based Condition and the Liquidity Event Condition (each as defined below) are satisfied, provided that delivery of the shares may be delayed in accordance with the terms of the 2014 Plan and Ms. Todaro’s RSU grant agreements. The “Service-Based Condition” will be satisfied, subject to Ms. Todaro’s continued employment through each such date, as to 25% of the total RSUs on the first anniversary of the RSU award’s vesting start date, and as to 1/16th of the total RSUs on a quarterly basis thereafter. The “Liquidity Event Condition” will be satisfied if either of the following events occur on or before the seventh anniversary of the date of grant: (i) a Change of Control or (ii) the effective date of a registration statement filed under the Securities Act for the sale of the Company’s common stock. The Liquidity Event Condition was satisfied in February 2021.
In the event Ms. Todaro’s employment with us is terminated (i) by us without Cause (as defined below) or (ii) due to her resignation for Good Reason (as defined below), in each case, within 12 months following a Change of Control, then 50% of her then outstanding but unvested stock option and RSU awards granted under the Todaro Agreement will automatically and immediately vest, subject to the timely execution and non-revocation of a general release of claims against us. The Todaro Agreement does not provide for any cash severance entitlements or benefit continuation.
For purposes of the Todaro Agreement, “Cause” is generally defined to mean, subject to certain notice requirements and cure rights, Ms. Todaro’s: (i) material breach of any material written agreement between her and the Company; (ii) failure to comply with the Company’s material written policies or rules as they may be in effect from time to time; (iii) neglect or persistent unsatisfactory performance of her duties; (iv) repeated failure to follow reasonable and lawful instructions from our Board; (v) conviction of, or plea of guilty or nolo contendere to, any crime that results in, or is reasonably expected to result in, material harm to the business or reputation of the Company; (vi) commission of or participation in an act of fraud against the Company; (vii) intentional material damage to the Company’s business, property or reputation; or (viii) unauthorized use or

OPENDOOR TECHNOLOGIES INC.
disclosure of any proprietary information or trade secrets of the Company or any other party to whom he owes an obligation of nondisclosure as a result of his relationship with the Company.
For purposes of the Todaro Agreement, “Good Reason” is generally defined to mean, subject to certain notice requirements and cure rights: (i) a material reduction in her job responsibilities, duties, authority, or title (provided that a mere change in title to a position that is substantially similar to the prior position held shall not constitute a material reduction in job responsibilities); (ii) a material reduction in her level of base compensation or total compensation unless such reduction is in connection and proportional to reductions to the compensation reductions to the other members of the management team and such reduction does not exceed 20% of her total cash compensation; or (iii) a relocation of her principal place of employment that increases her one-way commute by more than 45 miles.
Tom Willerer Offer Letter Agreement
Our offer letter agreement with Mr. Willerer (as amended, the “Willerer Agreement”) provides for an unspecified term of employment and entitles Mr. Willerer to an annual base salary, a one-time sign-on and retention bonus (which has been paid and is subject to the terms described above in the section entitled “Compensation Discussion and Analysis – Sign-On and Retention Bonuses”), an award of stock options and an award of RSUs. The Willerer Agreement provides that Mr. Willerer’s option award will vest over four years following his employment start date with 25% vesting on the first anniversary of his start date and the remainder vesting in equal monthly installments thereafter, subject to his continued employment on each such vesting date. The Willerer Agreement provides that Mr. Willerer’s RSU award will vest only if both the Service-Based Condition and the Liquidity Event Condition (each as defined below) are satisfied, provided that delivery of the shares may be delayed in accordance with the terms of the 2014 Plan and Mr. Willerer’s RSU grant agreements. The “Service-Based Condition” will be satisfied, subject to continued employment through each such date, as to 25% of the total RSUs on the first anniversary of the RSU award’s vesting start date, and as to 1/16th of the total RSUs on a quarterly basis thereafter. The “Liquidity Event Condition” will be satisfied if either of the following events occur on or before the seventh anniversary of the date of grant: (i) a Change of Control or (ii) the effective date of a registration statement filed under the Securities Act for the sale of the Company’s common stock. The Liquidity Event Condition was satisfied in February 2021.
In the event Mr. Willerer’s employment with us is terminated (i) by us without Cause (as defined for purposes of the Todaro Agreement) or (ii) due to his resignation for Good Reason (as defined below), in each case, within 12 months following a Change of Control, then 50% of all his then outstanding but unvested stock option and RSU awards, whether or not granted under the Willerer Agreement, will automatically and immediately vest, subject to the timely execution and non-revocation of a general release of claims against us. The Willerer Agreement does not provide for any cash severance entitlements or benefit continuation.
For purposes of the Willerer Agreement, “Good Reason” is generally defined to mean, subject to certain notice requirements and cure rights: (i) a material reduction in his job responsibilities, duties, or authority (provided that a mere change in title to a position that is substantially similar to the prior position held shall not constitute a material reduction in your job responsibilities, duties, or authority); (ii) a material reduction in his base salary unless such reduction is in connection with and proportional to reductions to the base salary of other members of the management team and such reduction does not exceed 20% of his base salary; or (iii) the requirement by the Company that he transfer his place of employment to a location that is outside of the greater San Francisco Bay Area.
Elizabeth Stevens Offer Letter Agreement
Our offer letter agreement with Ms. Stevens (as amended, the “Stevens Agreement”) provides for an unspecified term of employment and entitles Ms. Stevens to an annual base salary and an award of stock options. The Stevens Agreement provides that Ms. Stevens’ option award will vest over four years following her employment start date with 25% vesting on the first anniversary of the vesting commencement date and the remainder vesting in equal monthly installments thereafter, subject to her continued employment on each such vesting date. The Stevens Agreement does not provide for any cash severance entitlements or benefit continuation.
Confidential Information Invention and Assignment Agreements
Pursuant to their offer letter agreements, each of our named executive officers has entered into our standard Confidential Information Invention and Assignment Agreement which contains, among other things, restrictive covenants pursuant to which such officers agree (i) to refrain from soliciting our customers during the term of their employment and (ii) to refrain from soliciting our employees during the term of their employment and for a period of 12 months thereafter. The Company’s

OPENDOOR TECHNOLOGIES INC.
standard Confidential Information Invention and Assignment Agreement does not contain any non-competition restrictive covenants.
Outstanding Equity Awards at 2020 Fiscal Year-End
The figures in the table below show outstanding equity awards as of December 31, 2020. The number of shares subject to the awards, and the exercise prices for the options, have been adjusted to reflect the impact of the Business Combination.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)
Eric Wu	02/06/2020(2)	—		—	—	—	1,193,020	27,117,345
	09/03/2020(2)	—		—	—	—	1,014,215	23,053,107
	12/17/2020(3)	—		—	—	—	14,885,774	338,353,643
Carrie Wheeler	02/06/2020(4)	—		—	—	—	50,160	1,140,137
	09/03/2020(5)	—		—	—	—	3,493,892	79,416,165
	09/03/2020(6)	—		—	—	—	485,262	11,030,005
	12/17/2020(7)	—		—	—	—	404,385	9,191,671
Gautam Gupta	09/29/2017(8)	2,069,026	(9)	—	1.02	09/28/2027	—	—
Julie Todaro	12/18/2019(8)	23,307		69,921	4.30	12/17/2029	—	—
	12/18/2019(8)	253,559		602,473	4.30	12/17/2029	—	—
	11/03/2019(10)	—		—	—	—	28,847	655,692
	12/18/2019(11)	—		—	—	—	1,365,143	31,029,700
Tom Willerer	11/03/2019(8)	23,307		69,921	4.30	11/02/2029	—	—
	11/03/2019(8)	192,364		361,423	4.30	11/02/2029	—	—
	11/03/2019(11)	—		—	—	—	1,262,946	28,706,763
Elizabeth Stevens	06/12/2017(8)	85,678		10,784	1.02	06/11/2027	—	—
	09/29/2017(8)	1		—	1.02	09/28/2027	—	—
	09/29/2017(8)	113,226		—	1.02	09/28/2027	—	—
	03/13/2018(8)	60,657		20,219	1.43	03/12/2028	—	—
	03/21/2019(11)	—		—	—	—	242,631	5,515,003
	11/03/2019(2)	—		—	—	—	242,874	5,520,526
(1) The amounts in this column were determined based on the closing market price of the Company’s common stock on December 31, 2020 of $22.73.
(2) The RSUs will vest only if both a service-based condition and a liquidity event condition are satisfied, provided that delivery of the shares may be delayed in accordance with the terms of the 2014 Plan and the applicable RSU grant agreements. The service-based condition will be satisfied in 16 successive equal quarterly installments following the vesting commencement date. The liquidity event condition will be satisfied in full upon the first to occur of the following on or before the seventh anniversary of the date of grant: (i) a Change of Control (as defined in the 2014 Plan) or (ii) the effective date of a registration statement filed under the Securities Act for the sale of the Company’s common stock. The Liquidity Event Condition was satisfied in February 2021.
(3) The RSUs will vest upon (i) the occurrence of a “listing event” and (ii) the satisfaction of performance-based vesting conditions. The closing of the Business Combination satisfied the listing event vesting condition. The performance-based vesting condition will be satisfied, subject to Mr. Wu’s continued employment with us through each applicable vesting date, as to 1/6th of the RSUs upon the achievement of each of six predetermined share price milestones based on the 60-day volume

OPENDOOR TECHNOLOGIES INC.
weighted-average closing price of our publicly-traded class of common stock, or if earlier, based on the per share consideration received in connection with a Change of Control (as defined in Mr. Wu’s employment letter agreement). These milestones are $18.11, $23.54, $30.60, $39.78, $51.71 and $67.23.
(4) The RSUs will vest only if both a service-based condition and a liquidity event condition are satisfied, provided that delivery of the shares may be delayed in accordance with the terms of the 2014 Plan and Ms. Wheeler’s RSU grant agreements. Pursuant to the Wheeler Agreement, the service-based condition was fully satisfied as of Ms. Wheeler’s employment start date with us. The liquidity event condition will be satisfied if either of the following events occur on or before the seventh anniversary of the date of grant: (i) a Change of Control (as defined in the 2014 Plan) or (ii) the effective date of a registration statement under the Securities Act, for the sale of the Company’s common stock. The Liquidity Event Condition was satisfied in February 2021.
(5) The RSUs will vest only if both (i) a liquidity based vesting condition and (ii) a time based vesting condition are satisfied, in each case, subject to continued employment with us through the applicable vesting date. The liquidity-based vesting condition is satisfied if a listing event occurs prior to the seventh anniversary of the grant date of the applicable RSUs. The closing of the Business Combination satisfied the listing event vesting condition. The time-based vesting condition is satisfied as to 25% of such RSUs on the first anniversary of Ms. Wheeler’s employment start date with us (the “Wheeler Start Date”) and 75% of such RSUs would vest in substantially equal quarterly installments over a three-year period thereafter.
(6) The RSUs will vest only if both (i) a liquidity based vesting condition and (ii) a performance based vesting condition are satisfied, in each case, subject to continued employment with us through the applicable vesting date. The liquidity-based vesting condition is satisfied if a “listing event” occurs prior to the seventh anniversary of the grant date of the applicable RSUs. The closing of the Business Combination satisfied the listing event vesting condition. The performance-based vesting condition is satisfied as to such RSUs upon the first to occur of (i) both (a) a listing event and (b) the 60-day volume weighted-average closing price of the Company’s publicly-traded class of common stock being at least $16.48 or (ii) both (a) a listing event and (b) the consummation of a Change of Control (as defined in the Ms. Wheeler’s offer letter agreement) in which the per share consideration is at least $16.48.
(7) The RSUs will vest only if both (i) a liquidity based vesting condition and (ii) a time based vesting condition are satisfied, in each case, subject to continued employment with us through the applicable vesting date. The liquidity-based vesting condition is satisfied if a “listing event” occurs prior to the seventh anniversary of the grant date of the applicable RSUs. The closing of the Business Combination satisfied the listing event vesting condition. The RSUs will begin vesting on the third anniversary of the Wheeler Start Date, subject to her continued employment with us on such date, and are subject to, in addition to the liquidity-based vesting condition, a time-based vesting condition whereby such RSUs vest in substantially equal quarterly installments over a two-year period following such anniversary.
(8) The options will vest on the following schedule, subject to continued service through each such date: 25% of the options on the first anniversary of the options award’s vesting start date, and 1/16th of the options in 12 successive equal quarterly installments thereafter.
(9) These stock options were fully exercisable as of December 31, 2020 as they could be early exercised prior to becoming fully vested on July 10, 2021. If Mr. Gupta exercises stock options prior to their vesting, he will receive shares of our restricted stock. Mr. Gupta’s stock options will expire on the date set forth in his option agreement.
(10) The RSUs will vest only if both the Service-Based Condition and the Liquidity Event Condition are satisfied, provided that delivery of the shares may be delayed in accordance with the terms of the 2014 Plan and Ms. Todaro’s RSU grant agreements. The RSUs are 100% vested as to the Service-Based Condition as of the date of grant and will become fully vested upon the satisfaction of the Liquidity Event Condition. The Liquidity Event Condition will be satisfied in full upon the first to occur of the following on or before the seventh anniversary of the date of grant: (i) a Change of Control (as defined in the 2014 Plan) or (ii) the effective date of a registration statement filed under the Securities Act for the sale of the Company’s common stock. The Liquidity Event Condition was satisfied in February 2021. The RSUs were granted for consulting services rendered by Ms. Todaro prior to her becoming a full-time employee of the Company.
(11) The RSUs will vest only if both the Service-Based Condition and the Liquidity Event Condition (each as defined below) are satisfied, provided that delivery of the shares may be delayed in accordance with the terms of the 2014 Plan and the applicable RSU grant agreements. The “Service-Based Condition” will be satisfied on the following schedule, subject to continued service through each such date: 25% of the RSUs on the first anniversary of the RSU award’s vesting start date, and 1/16th of the RSUs in 12 successive equal quarterly installments thereafter. The “Liquidity Event Condition” will be satisfied if either of the following events occur on or before the seventh anniversary of the date of grant: (i) a Change of Control (as defined in the 2014

OPENDOOR TECHNOLOGIES INC.
Plan) or (ii) the effective date of a registration statement filed under the Securities Act, for the sale of the Company’s common stock. The Liquidity Event Condition was satisfied in February 2021.
Option Exercises and Stock Vested in 2020
None of our named executive officers exercised stock options in 2020. No stock awards held by our named executive officers vested in 2020.
2020 Pension Benefits Table
None of our named executive officers participated in any defined benefit pension plans in 2020.
2020 Nonqualified Deferred Compensation Table
None of our named executive officers participated in any non-qualified deferred compensation plans in 2020.
Potential Payments Upon Termination or Change of Control
We maintain arrangements that provide payment of compensation to our named executive officers in the event of certain terminations of employment or a change of control of the Company. The table below quantifies certain compensation and benefits that would have become payable to each of our named executive officers (i) if his or her employment had terminated on December 31, 2020 without Cause or due to resignation for Good Reason, (ii) if a Change in Control had occurred on December 31, 2020, but there was no termination of the officer’s employment and (iii) if a Change in Control had occurred on December 31, 2020, immediately following which the officer’s employment was terminated without Cause or due to resignation for Good Reason.

OPENDOOR TECHNOLOGIES INC.

Named Executive Officer	Termination Scenario	Severance ($)	Value of Accelerated Options ($)(1)	Value of Accelerated RSUs ($)(1)	Total ($)(1)
Eric Wu	Termination without Cause or Resignation for Good Reason	—	—	—	—
	Change of Control(2)	—	—	68,934,887	68,934,887
	Termination without Cause or Resignation for Good Reason following a Change of Control(2)	—	—	106,562,725	106,562,725
Carrie Wheeler	Termination without Cause or Resignation for Good Reason	—	—	19,854,041	19,854,041
	Change of Control(2)	—	—	12,170,142	12,170,142
	Termination without Cause or Resignation for Good Reason following a Change of Control(2)	—	—	100,777,978	100,777,978
Gautam Gupta(3)	Termination without Cause or Resignation for Good Reason	—	—	—	—
	Change of Control	—	—	—	—
	Termination without Cause or Resignation for Good Reason following a Change of Control	—	—	—	—
Julie Todaro	Termination without Cause or Resignation for Good Reason	—	—	—	—
	Change of Control	—	—	8,413,117	8,413,117
	Termination without Cause or Resignation for Good Reason following a Change of Control	—	6,196,111	15,842,696	22,038,807
Tom Willerer	Termination without Cause or Resignation for Good Reason	—	—	—	—
	Change of Control	—	—	8,970,863	8,970,863
	Termination without Cause or Resignation for Good Reason following a Change of Control	—	3,974,835	14,353,381	18,328,216
Elizabeth Stevens	Termination without Cause or Resignation for Good Reason	—	—	—	—
	Change of Control	—	—	5,516,729	5,516,729
	Termination without Cause or Resignation for Good Reason following a Change of Control	—	—	—	—
(1) The amounts in this column were determined using the closing market price of the Company’s common stock on December 31, 2020 of $22.73.
(2) The amounts assume the value paid for each share of each class of common stock of the Company in connection with the Change of Control transaction was $22.73, the closing market price of the Company’s common stock on December 31, 2020.
(3) Upon Mr. Gupta’s voluntary resignation (without Good Reason) in October 2020, Mr. Gupta did not receive severance payments nor did the vesting of his equity awards accelerate.
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serve, or has served during the last year, as a member of the board of directors or compensation committee of any entity, other than Opendoor Labs Inc., that has one or more executive officers serving as a member of our Board.

OPENDOOR TECHNOLOGIES INC.

Director Compensation
Prior to the closing of the Business Combination, we did not pay cash compensation to any of our non-employee directors. However, in 2020, Opendoor Labs Inc. granted 101,114 RSUs to Jason Kilar for his service as a non-employee director from 2018 through 2020, and 50,160 RSUs to Carrie Wheeler for her service as non-employee director in 2019 and 2020. These RSUs will vest only if both a service-based condition and a liquidity event condition are satisfied, provided that delivery of the shares may be delayed in accordance with the terms of the 2014 Plan and Mr. Kilar’s RSU grant agreement. The service-based condition will be satisfied in a series of four successive equal quarterly installments following the applicable vesting commencement date, subject to continued service through each such date. The liquidity event condition will be satisfied if either of the following events occur on or before the seventh anniversary of the date of grant: (i) a Change of Control (as defined in the 2014 Plan) or (ii) the effective date of a registration statement filed under the Securities Act, for the sale of the Company’s common stock. The Liquidity Event Condition was satisfied in February 2021. Pursuant to the Wheeler Agreement, the 50,160 RSUs granted to Ms. Wheeler in her capacity as a non-employee director became fully vested as to the service-based condition as of her employment start date with us in September 2020.
Non-Employee Director Compensation Policy
In connection with the closing of the Business Combination, we adopted the Opendoor Technologies Inc. Non-Employee Director Compensation Policy (the “NED Compensation Policy”), which provides non-employee directors with fixed annual cash retainer fees as well as long-term equity compensation awards for their service on the Board. Additional fixed annual cash retainer fees are paid to non-employee directors for committee membership and chairperson service.
The non-employee directors initially eligible to participate in the NED Compensation Policy are Adam Bain, Cipora Herman, Jonathan Jaffe, Pueo Keffer, Jason Kilar, and Glenn Solomon.
Certain principal features of the compensation provided under the NED Compensation Policy are described in more detail below. The summary is qualified in its entirety by reference to the complete text of the NED Compensation Policy.
Annual Cash Compensation
Beginning at the first annual meeting of the Board following the closing of the Business Combination, each non-employee director will receive the cash compensation set forth below for service on the Board. The annual cash compensation amounts will be payable in equal quarterly installments, in arrears, promptly following the end of each quarter in which the service occurred, provided that the first quarterly payment will be pro-rated for the partial quarter measured from the date of the closing of the Business Combination to the end of the quarter, and the quarterly payment for each Non-Employee Director will be pro-rated for any partial quarter of service by such Non-Employee Director. All annual cash fees are vested upon payment.
•Annual Board Service Retainer:
◦All Eligible Directors: $50,000
◦Non-executive Chair/Lead Independent Director (as applicable): $75,000 (in lieu of above)
•Annual Committee Member Service Retainer:
◦Member of the Audit Committee: $10,000
◦Member of the Compensation Committee: $7,500
◦Member of the Nominating and Corporate Governance Committee: $5,000
•Annual Committee Chair Service Retainer (in lieu of Committee Member Service Retainer):
◦Chair of the Audit Committee: $20,000
◦Chair of the Compensation Committee: $15,000

OPENDOOR TECHNOLOGIES INC.
◦Chair of the Nominating and Corporate Governance Committee: $10,000
At the annual meeting of the Board, a non-employee director may elect to receive 100% of his or her annual cash compensation for the next fiscal year as RSUs under the 2020 Plan (or any successor equity plan) for that number of shares equal to (a) the projected annual cash compensation for such non-employee director for the fiscal year based on Board and committee membership as of the first day of such fiscal year divided by (b) the average Fair Market Value (as defined in the Plan) over the 20 trading days ending on the last trading day of the month preceding the month in which the RSU grant is made (the “Share Price”). Any such RSU grant is referred to as the “Optional RSU Grant”.
Equity Compensation
Unless otherwise provided by the Board, each person who, after the closing of the Business Combination, is elected or appointed for the first time to be a non-employee director will automatically, upon the date of his or her initial election or appointment, be granted an RSU for that number of shares of our common stock equal to $400,000 divided by the Share Price, rounded to the nearest whole share. Each such initial grant will vest in a series of equal annual installments on the first, second and third anniversary of the date of grant, provided in each case that the non-employee director continues to be a non-employee director on such vesting date.
Unless otherwise provided by the Board, at the close of business on the date of each annual meeting of our stockholders, each person who is then a non-employee director will automatically be granted a RSU for that number of shares of common stock equal to $200,000 divided by the Share Price, rounded to the nearest whole share. Each such annual grant will vest in a single installment on the earlier to occur of (a) our next annual meeting of stockholders and (b) the first anniversary of the date of grant, provided that the non-employee director continues to be a non-employee director on such vesting date.
Notwithstanding the foregoing, for each non-employee director in office as of immediately prior to the closing of a Change in Control (as defined in the 2020 Plan), his or her then-outstanding equity awards granted pursuant to the NED Compensation Policy will become fully vested immediately prior to the closing of such Change in Control.
In the event any grant date set forth above for any RSU grant to be made under the NED Compensation Policy is not a trading day on the Nasdaq Stock Exchange (e.g., a weekend or holiday), then the grant date shall be the next trading day, and if there is no effective registration statement on Form S-8 covering such grant filed with the SEC on such grant date, the grant date shall be the trading day following the date there is such a filed and effective registration statement.
2020 Director Compensation Table
The following table contains information concerning the compensation of our non-employee directors in fiscal year 2020. Ms. Wheeler ceased being a non-employee director following the commencement of her employment as our CFO in September 2020 and her compensation is described above in the section entitled “Executive Compensation”. David Weiden, Jeff Housenbold and Jeff Crowe served on the Opendoor Labs Inc. board of directors until the closing of the Business Combination, after which they ceased serving on the Opendoor Labs Inc. board of directors.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Adam Bain	—	—	—
Jeff Crowe	—	—	—
Cipora Herman	—	—	—
Jeff Housenbold	—	—	—
Jonathan Jaffe	—	—	—
Pueo Keffer	—	—	—
Jason Kilar	—	492,595	492,595
Glenn Solomon	—	—	—
David Weiden	—	—	—
(1) Amounts listed represent the aggregate grant date fair value of awards granted during the year referenced, computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. These amounts do not reflect the actual economic value that may be realized by the director.

OPENDOOR TECHNOLOGIES INC.

Name	RSUs Outstanding as of December 31, 2020 (#)
Adam Bain	—
Jeff Crowe	—
Cipora Herman	—
Jeff Housenbold	—
Jonathan Jaffe	—
Pueo Keffer	—
Jason Kilar	101,114
Glenn Solomon	—
David Weiden	—
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized For Issuance under Equity Compensation Plans (As of December 31, 2020)

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in first column)
Equity compensation plans approved by security holders(1)	—		—		48,946,554	(2)
Restricted Stock Units	49,111,180	(3)	—		—
Options to Purchase Common Stock	22,675,669	(4)	$1.9759	(5)	—
Equity compensation plans not approved by security holders	—		—		—
Total	71,786,849		$1.9759		48,946,554
(1) Consists of the 2014 Plan, the 2020 Plan and the Opendoor Technologies Inc. 2020 Employee Stock Purchase Plan (the “ESPP”).
(2) No additional awards will be granted under the 2014 Plan and, as a result, no shares remain available for issuance for new awards under the 2014 Plan. The number of shares authorized under our 2020 Plan will increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2030, by an amount equal to the lesser of (A) a number equal to the excess (if any) of (1) 5% of the aggregate number of shares of Common Stock outstanding on the final day of the immediately preceding fiscal year over (2) the number of shares reserved for issuance under the 2020 Plan as of such date and (B) such smaller number of shares as determined by our Board. The number of shares authorized under our ESPP will increase on the first day of each calendar year beginning on January 1, 2022 and ending on and including January 1, 2030, by an amount equal to the lesser of (A) 1% of the shares of Common Stock outstanding as of the last day of the immediately preceding fiscal year and (B) such smaller number of shares of Common Stock as determined by our Board; provided, however, that no more than 54,385,060 shares of Common Stock may be issued under the ESPP.
(3) Consists of 49,111,180 outstanding restricted stock units under the 2014 Plan. As of December 31, 2020, no restricted stock units were granted under the 2020 Plan.
(4) Consists of 22,675,669 outstanding options to purchase stock under the 2014 Plan. As of December 31, 2020, there were no outstanding options under the 2020 Plan.
(5) As of December 31, 2020, the weighted-average exercise price of outstanding options under the 2014 Plan was $1,9759.

OPENDOOR TECHNOLOGIES INC.
Certain Beneficial Owners and Management
The following table sets forth information regarding the beneficial ownership of our common stock as of February 18, 2021 for:
•each person who is known to be the beneficial owner of more than 5% of our voting shares;
•each of our executive officers and directors; and
•all of our executive officers and directors as a group.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.
Percentage ownership of our voting securities is based on 577,227,618 shares of our common stock issued and outstanding as of February 18, 2021.
Unless otherwise indicated, we believe that all persons named in the table below have sole voting and investment power with respect to the voting securities beneficially owned by them.

Name and Address of Beneficial Owner (1)	Number of Shares	% of Ownership
5% Holders
SVF Excalibur (Cayman) Limited (2)	73,620,282	12.8%
Entities affiliated with Khosla Ventures (3)	46,120,934	8.0%
AI LiquidRE LLC (4)	34,639,442	6.0%
Directors and Executive Officers
Eric Wu (5)	32,407,840	5.6%
Carrie Wheeler	150,000	*
Ian Wong (6)	6,417,294	1.1%
Daniel Morillo	—	—%
Tom Willerer (7)	269,589	*
Andrew Low Ah Kee	—	—%
Elizabeth Stevens (8)	307,331	*
Adam Bain (9)	250,610	*
Cipora Herman	100,000	*
Pueo Keffer	—	—%
Glenn Solomon (10)	—	—%
Jason Kilar (11)	24,263	*
Jonathan Jaffe	—	—%
All directors and executive officers as a group (13 individuals)	39,926,927	6.9%
* Less than one percent
(1) Unless otherwise noted, the business address of each of those listed in the table above is 410 N. Scottsdale Road, Suite 1600, Tempe Arizona 85281.
(2) The address of SVF Excalibur (Cayman) Limited is Walkers Corporate Limited Cayman Corporate Centre, 27 Hospital Road George Town, Grand Cayman OT KY1-9008, Cayman Islands.
(3) Consists of (i) 2,769,348 shares of our common stock held of record by Khosla Venture IV (CF), LP (“KV IV (CF)”), (ii) 43,317,254 shares of our common stock held of record by Khosla Ventures IV, LP (“KV IV”), (iii) 1,843 shares held of record by Khosla Ventures Seed B (CF), LP (“KV B (CF)”), and (iv) 32,489 shares of our common stock held of record by Khosla Ventures Seed B, LP (“KV B”). The general partner of KV IV (CF) and KV IV is Khosla Ventures Associates IV, LLC (“KVA

OPENDOOR TECHNOLOGIES INC.
IV”). The general partner of KV B (CF) and KV B is Khosla Ventures Seed Associates B, LLC (“KV Seed”). VK Services, LLC (“VK Services”) is the sole manager of KVA IV and KV Seed. Vinod Khosla is the managing member of VK Services. Mr. Weiden is a member of each of KVA IV and KV Seed. Each of Mr. Khosla, Mr. Weiden, VK Services and KVA IV may be deemed to share voting and dispositive power over the shares held by KV IV (CF) and KV IV. Mr. Khosla, Mr. Weiden, VK Services and KVA IV disclaim beneficial ownership of the shares held by KV IV (CF) and KV IV, except to the extent of their respective pecuniary interests therein. Each of Mr. Khosla, Mr. Weiden, VK Services and KVA may be deemed to share voting and dispositive power over the shares held by KV B (CF) and KV B. Mr. Khosla, Mr. Weiden, VK Services and KV Seed disclaim beneficial ownership of such shares held by KV B (CF) and KV B, except to the extent of their respective pecuniary interests therein. The address for Mr. Khosla, Mr. Weiden and each of the foregoing entities is 2128 Sand Hill Road, Menlo Park, California 94025.
(4) Each of Access Industries Management, LLC (“AIM”) and Mr. Len Blavatnik may be deemed to beneficially own, and share investment and voting power over, the shares held directly by AILR because (i) Mr. Blavatnik is the controlling person of AIM and a majority of the outstanding voting interests in AILR and (ii) AIM is the controlling entity of AILR. Each of AIM and Mr. Blavatnik disclaim beneficial ownership of the shares held directly by AILR, except to the extent of their actual pecuniary interest therein. The address of Mr. Blavatnik and each of the foregoing entities is 40 West 57th Street, 28th Floor, New York, NY 10019.

(5) Includes (i) 27,795,075 shares of common stock held by Eric Wu and (ii) 4,612,765 shares of common stock held by 2020 Wu Grantor Retained Annuity Trust.
(6) Includes (i) 4,900,848 shares of common stock owned by Ian Wong and (ii) 1,516,446 shares of common stock owned by Diana Shean Ting Chiu.
(7) Includes 269,589 shares of Opendoor Technologies common stock issuable upon the exercise of options exercisable as of or within 60 days of February 18, 2021.
(8) Includes 32,941 shares of Opendoor Technologies common stock and 274,390 shares of Opendoor Technologies common stock issuable upon the exercise of options exercisable as of or within 60 days of February 18, 2021.
(9) Includes (i) 225,000 shares of common stock held by 010118 Management, L.P., and (ii) 25,610 shares of common stock held by Adam Bain.
(10) Glenn Solomon is one of five Managing Directors with shared voting and investment power in GGCV LLC and GGCS LLC. Entities affiliated with GGCV own a total of 27,422,875 shares of Opendoor Technologies common stock. Mr. Solomon disclaims beneficial ownership of these shares except to the extent of any pecuniary interest therein.
(11) Includes 24,263 shares of Opendoor Technologies common stock issuable upon the exercise of options exercisable as of or within 60 days of February 18, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Policies and Procedures for Approval of Related Person Transactions
Our board of directors recognizes the fact that transactions with related persons present a heightened risk of conflicts of interests (or the perception thereof). We have a written policy on transactions with related persons that is in conformity with the requirements for issuers having publicly held common stock that is listed on Nasdaq. Under the policy, our legal team is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. In addition, any potential related person transaction that is proposed to be entered into by the Company must be reported to the Company’s Head of Legal, by both the related person and the person at the Company responsible for such potential related person transaction.
If our legal team determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our Head of Legal is required to present to the Audit Committee all relevant facts and circumstances relating to the related person transaction. Any proposed transaction that has been identified as a Related-Person Transaction may be consummated or materially amended only following approval by the Audit Committee in accordance with the provisions of our

OPENDOOR TECHNOLOGIES INC.
policy. No director may participate in approval of a related person transaction for which he or she is a related person. In the event that it is inappropriate for the Audit Committee to review the transaction for reasons of conflict of interest or otherwise, after taking into account possible recusals by Audit Committee members, then the related person transaction shall be approved by another independent body of our board of directors. Any related person transaction, if not a related person transaction when originally consummated, or if not initially identified as a related person transaction prior to consummation, shall be submitted to the Audit Committee for review and ratification as soon as reasonably practicable. The Audit Committee shall consider whether to ratify and continue, amend and ratify, or terminate and rescind such related person transaction.
Our management will update the Audit Committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then current related person transactions. No director may participate in approval of a related person transaction for which he or she is a related person.
Relationships and Transactions with Directors, Executive Officers and Significant Stockholders
Warrants
On June 12, 2018, Opendoor entered into a warrant issuance agreement with Len X, LLC (formerly known as Lennar Ventures, LLC) (“Lennar”) in exchange for business and technical advisory services. Jonathan Jaffe, a member of Opendoor’s board of directors, is an affiliate of Lennar. Under the warrant issuance agreement, Opendoor was obligated to issue to Lennar or an affiliate certain warrants exercisable for shares of Opendoor’s Series E preferred stock (such warrants, the “Lennar Series E Warrants”). Opendoor issued two Lennar Series E Warrants pursuant to the warrant issuance agreement on June 30, 2019 and June 30, 2020 with respect to 121,356 and 242,713 shares of Series E preferred stock, respectively, at an exercise price of $5.92 per share. The Lennar Series E Warrants provided the holder of such warrants the right to purchase an aggregate of 364,069 shares of Opendoor’s Series E preferred stock in exchange for proceeds of $2.2 million. The warrant issuance agreement was terminated prior to Closing, and the Lennar Series E Warrants have been exercised in full or terminated without exercise.
Series E Preferred Stock Financing
From May 2018 through August 2018, Opendoor sold an aggregate of 90,368,262 shares of its Series E preferred stock to related persons at a purchase price of approximately $5.92 per share. The following table summarizes purchases of Series E preferred stock from Opendoor by such related persons:

Name	Shares of Series E Preferred Stock	Total Purchase Price
AI LiquidRE LLC (1)	8,444,053	$49,999,995
Khosla Ventures IV, LP and its affiliates (2)	16,887	$99,994
GGV Capital Select L.P. (3)	1,688,810	$9,999,997
SVF Excalibur (Cayman) Limited (4)	67,552,433	$399,999,999
LV Opendoor JV, LLC (5)	8,444,053	$49,999,995
Norwest Venture Partners XIV, LP (6)	4,222,026	$24,999,998
Total	90,368,262	$535,099,978
(1) Pueo Keffer is a member of our board of directors and was a member of the Opendoor Labs Inc. board of directors until December 2020 and an affiliate of AI LiquidRE LLC. AI LiquidRE LLC currently holds more than 5% of our capital stock.
(2) David Weiden was a member of the Opendoor Labs Inc. board of directors until December 2020 and an affiliate of Khosla Ventures IV, LP. Entities affiliated with Khosla Ventures IV, LP currently hold more than 5% of our capital stock.
(3) Glenn Solomon is a member of our board of directors and was a member of the Opendoor Labs Inc. board of directors until December 2020 and an affiliate of GGV Capital Select L.P. Entities affiliated with GGV Capital Select L.P. currently hold more than 5% of our capital stock.
(4) Jeff Housenbold was a member of the Opendoor Labs Inc. board of directors until December 2020 and is an affiliate of SVF Excalibur (Cayman) Limited. SVF Excalibur (Cayman) Limited currently holds more than 5% of our capital stock.
(5) Jon Jaffe is a member of our board of directors and was a member of the Opendoor Labs Inc. board of directors until December 2020 and is an affiliate of LV Opendoor JV, LLC.

OPENDOOR TECHNOLOGIES INC.
(6) Jeff Crowe was a member of the Opendoor Labs Inc. board of directors until December 2020 and is an affiliate of Norwest Venture Partners, L.P.
Series E-2 Preferred Stock Financing
From February 2019 through May 2019, Opendoor Labs Inc. sold an aggregate of 9,603,637 shares of its Series E-2 preferred stock to related persons at a purchase price of approximately $8.24 per share. The following table summarizes purchases of Series E-2 preferred stock from Opendoor by such related persons:

Name	Shares of Series E-2 Preferred Stock	Total Purchase Price
AI LiquidRE LLC (1)	2,625,616	$21,635,481
Khosla Ventures IV, LP and its affiliates (2)	60,677	$499,990
GGV Capital Select L.P. (3)	121,356	$999,993
SVF Excalibur (Cayman) Limited (4)	6,067,848	$49,999,994
LV Opendoor JV, LLC (5)	485,427	$4,000,000
Norwest Venture Partners XIV, LP (6)	242,713	$2,000,000
Total	9,603,637	$79,135,458
(1) Pueo Keffer is a member of our board of directors and was a member of the Opendoor Labs Inc. board of directors until December 2020 and an affiliate of AI LiquidRE LLC. AI LiquidRE LLC currently holds more than 5% of our capital stock.
(2) David Weiden was a member of the Opendoor Labs Inc. board of directors until December 2020 and an affiliate of Khosla Ventures IV, LP. Entities affiliated with Khosla Ventures IV, LP currently hold more than 5% of our capital stock.
(3) Glenn Solomon is a member of our board of directors and was a member of the Opendoor Labs Inc. board of directors until December 2020 and an affiliate of GGV Capital Select L.P. Entities affiliated with GGV Capital Select L.P. currently hold more than 5% of our capital stock.
(4) Jeff Housenbold was a member of the Opendoor Labs Inc. board of directors until December 2020 and is an affiliate of SVF Excalibur (Cayman) Limited. SVF Excalibur (Cayman) Limited currently holds more than 5% of our capital stock.
(5) Jon Jaffe is a member of our board of directors and was a member of the Opendoor Labs Inc. board of directors until December 2020 and is an affiliate of LV Opendoor JV, LLC.
(6) Jeff Crowe was a member of the Opendoor Labs Inc. board of directors until December 2020 and is an affiliate of Norwest Venture Partners, L.P.
Investors’ Rights Agreement
Opendoor Labs Inc. was party to the Sixth Amended and Restated Investors’ Rights Agreement, dated as of February 8, 2019, which granted registration rights and information rights, among other things, to certain holders of its capital stock, including (i) entities affiliated with AILiquidRE LLC, Khosla Ventures IV, LP, GGV Capital Select L.P. and SVF Excalibur (Cayman) Limited, each of which currently hold more than 5% of our capital stock, (ii) LV Opendoor JV, LLC, which is affiliated with our director, Jon Jaffe, and (iii) Norwest Venture Partners, L.P., which is affiliated with Jeff Crowe who was a member of Opendoor Labs Inc.’s board of directors until December 2020. Pueo Keffer and Glenn Solomon, each of whom is a member of our board of directors and was a director of Opendoor Labs Inc. until December 2020, are affiliated with AILiquidRE LLC and GGV Capital Select L.P., respectively. David Weiden and Jeff Housenbold, each of whom was a director of Opendoor Labs Inc. until December 2020, are affiliated with Khosla Ventures IV, LP and SVF Excalibur (Cayman) Limited, respectively. This agreement was terminated at Closing.
Right of First Refusal
Pursuant to the 2014 Plan and certain agreements with its stockholders, including the Sixth Amended and Restated Right of First Refusal and Co-Sale Agreement, dated as of February 8, 2019 (the “ROFR Agreement”), Opendoor Labs Inc. or its assignees had the right to purchase shares of Opendoor Labs Inc. capital stock which certain stockholders proposed to sell to

OPENDOOR TECHNOLOGIES INC.
other parties. Certain holders of Opendoor Labs Inc. capital stock, including (i) entities affiliated with AILiquidRE LLC, Khosla Ventures IV, LP, GGV Capital Select L.P. and SVF Excalibur (Cayman) Limited, each of which currently hold more than 5% of our capital stock, (ii) LV Opendoor JV, LLC, which is affiliated with Jon Jaffe, who is a member of our board of directors and was a member of Opendoor Labs Inc.’s board of directors until December 2020, and (iii) Norwest Venture Partners, L.P., which is affiliated with Jeff Crowe, who was a member of Opendoor Labs Inc.’s board of directors until December 2020, have rights of first refusal and co-sale under the ROFR Agreement. Pueo Keffer and Glenn Solomon, each of whom is a member of our board of directors and was a director of Opendoor Labs Inc. until December 2020, are affiliated with AILiquidRE LLC and GGV Capital Select L.P., respectively. David Weiden and Jeff Housenbold, each of whom was a director of Opendoor Labs Inc. until December 2020, are affiliated with Khosla Ventures IV, LP and SVF Excalibur (Cayman) Limited, respectively. These rights were terminated at Closing.
Voting Agreement
Opendoor Labs Inc. was a party to the Sixth Amended and Restated Voting Agreement, dated as of February 8, 2019, pursuant to which certain holders of its capital stock, including (i) entities affiliated with AILiquidRE LLC, Khosla Ventures IV, LP, GGV Capital Select, L.P. and SVF Excalibur (Cayman) Limited, each of which currently hold more than 5% of our capital stock, (ii) LV Opendoor JV, LLC, which is affiliated with Jon Jaffe, who is a member of our board of directors and was a member of Opendoor Labs Inc.’s board of directors until December 2020, and (iii) Norwest Venture Partners, L.P., which is affiliated with Jeff Crowe, who was a member of Opendoor Labs Inc.’s board of directors until December 2020, have agreed to vote their shares of our capital stock on certain matters, including with respect to the election of directors. Pueo Keffer and Glenn Solomon, each of whom is a member of our board of directors and was a director of Opendoor Labs Inc. until December 2020, are affiliated with AILiquidRE LLC and GGV Capital Select L.P., respectively. David Weiden and Jeff Housenbold, each of whom was a director of Opendoor Labs Inc. until December 2020, are affiliated with Khosla Ventures IV, LP and SVF Excalibur (Cayman) Limited, respectively. This agreement was terminated at Closing.
Director and Officer Indemnification
Our amended and restated certificate of incorporation and amended and restated bylaws provide for indemnification and advancement of expenses for our directors and officers to the fullest extent permitted by the DGCL, subject to certain limited exceptions. We have entered into indemnification agreements with each of our directors and officers.
PIPE Investment
Certain investors (the “PIPE Investors”) entered into certain subscription agreements (the “Subscription Agreements”) with SCH, pursuant to which the PIPE Investors subscribed for shares of common stock in connection with the PIPE Investment. The PIPE Investors that participated in the PIPE Investment included (i) Eric Wu (25,000 shares), Carrie Wheeler (150,000 shares), Ian Wong (20,000 shares) and Gautam Gupta (20,000 shares), our CEO, CFO, CTO and former CFO, respectively, (ii) AI LiquidRE LLC (2,500,000 shares), which currently holds more than 5% of our capital stock and (iii) Len X, LLC (1,000,000 shares), an entity affiliated with Jon Jaffe, who was a member of Opendoor Labs Inc.’s board of directors until December 2020.
SCH Relationships
Founder Shares
In January 2020, the Sponsor purchased 8,625,000 of then-outstanding SCH Class B ordinary shares for an aggregate purchase price of $25,000, or approximately $0.003 per share (after a subsequent share capitalization on April 27, 2020) (the “founder shares”). In March 2020, the Sponsor transferred 100,000 founder shares to each of David Spillane and Cipora Herman (two of SCH’s independent directors at the time of such transfer) at their original per-share purchase price. On April 27, 2020, SCH effected a pro rata share capitalization resulting in an increase in the total number of founder shares outstanding from 8,625,000 to 10,350,000 in order to maintain the ownership of founder shares at 20% of the issued and outstanding ordinary shares of SCH upon consummation of its initial public offering. The Sponsor received 1,725,000 founder shares in the share capitalization as a result of our independent directors waiving their right to receive shares in the share capitalization.
In connection with the Business Combination, upon the domestication of SCH as a Delaware corporation, 10,350,000 founder shares were converted automatically, on a one-for-one basis, into shares of our common stock.

OPENDOOR TECHNOLOGIES INC.
Private Placement Warrants
Simultaneously with the consummation of the initial public offering of SCH, the Sponsor purchased 6,133,333 warrants to purchase one SCH Class A ordinary share at an exercise price of $11.50 (the “private placement warrants”) at a price of $1.50 per warrant, or $9.2 million in the aggregate, in a private placement. Each private placement warrant entitles the holder to purchase one SCH Class A ordinary share for $11.50 per share. In connection with the Business Combination, upon the Domestication, each of the 6,133,333 private placement warrants converted automatically into a warrant to acquire one share of our common stock.
Subscription Agreements
Concurrently with the execution of the Merger Agreement, we entered into Subscription Agreements with the certain PIPE Investors affiliated with the Sponsor (the “Sponsor Related PIPE Investors”), pursuant to which the Sponsor Related PIPE Investors have subscribed for shares of our common stock in connection with the PIPE Investment. The Sponsor Related PIPE Investors have funded $160,250,000 of the PIPE Investment, for which they have received 16,025,000 shares of our common stock. Specifically, (i) ChaChaCha SPAC B, LLC, an entity affiliated with SCH Chairman and Chief Executive Officer Chamath Palihapitiya, subscribed for 10,000,000 shares of our common stock, (ii) Hedosophia Group Limited and certain of its affiliates, each of which being affiliated with our former President and director Ian Osborne, subscribed for 5,800,000 shares of our common stock and (iii) 010118 Management, L.P., an entity affiliated our director Adam Bain, subscribed for 225,000 shares of our common stock. In addition, certain of our current and former officers participated in the PIPE Investment, as described above. The PIPE Investors also include AI LiquidRE LLC (2,500,000 shares), which held more than 5% of Opendoor Labs Inc.’s pre-Business Combination capital stock and (iii) Len X, LLC (1,000,000 shares), an entity affiliated with our director, Jon Jaffe.
We consummated the PIPE Investment concurrently with the Closing.
Related Party Note and Advances
The Sponsor advanced SCH an aggregate of $21,631 to cover expenses related to the initial public offering. The advances were noninterest bearing and due on demand. Advances in the aggregate amount of $21,631 were repaid in February 2020.
On January 21, 2020, SCH issued an unsecured promissory note to the Sponsor, pursuant to which SCH borrowed an aggregate principal amount of $300,000. The note was non-interest bearing and payable on the earlier of (i) June 30, 2020 and (ii) the completion of the initial public offering. The borrowings outstanding under the note in the amount of $300,000 were repaid upon the consummation of the initial public offering on April 30, 2020.
On September 30, 2020, SCH issued a promissory note, pursuant to which SCH may borrow up to an aggregate principal amount of $4,000,000. The promissory note is non-interest bearing and payable on the earlier of (i) April 30, 2022 and (ii) the completion of our initial business combination. At September 30, 2020, there was $1,138,497 outstanding under the promissory note.
Prior to the Business Combination SCH’s audit committee reviewed on a quarterly basis all payments that were made to the Sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There was no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on SCH’s behalf, although no such reimbursements were made from the proceeds of SCH’s initial public offering held in the trust account prior to the completion of the Business Combination.
Administrative Services Agreement
SCH entered into an agreement whereby, commencing on April 27, 2020 through the earlier of the consummation of a business combination or SCH’s liquidation, SCH paid an affiliate of the Sponsor a monthly fee of $10,000 for office space, administrative and support services. For the year ended December 31, 2020, we incurred $80,000 of such fees, which were paid at Closing. This agreement was terminated at Closing.
Financial Advisor Fees Related to Public Offering
In connection with SCH’s initial public offering, the underwriters of SCH’s initial public offering agreed to reimburse SCH for amounts paid by SCH to Connaught (UK) Limited for financial advisory services in an amount equal to 10% of the

OPENDOOR TECHNOLOGIES INC.
discount paid to the underwriters, of which $720,000 was paid at the closing of SCH’s initial public offering and $1,449,000 was paid at Closing. Connaught (UK) Limited is an affiliate of SCH, the Sponsor and certain of SCH’s directors and officers.
Item 14. Principal Accountant Fees and Services.
The information required by this Item 14 will be included in our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

OPENDOOR TECHNOLOGIES INC.
PART IV
Item 15. Exhibit and Financial Statement Schedules.
(a)Documents files as part of this report
1.Financial Statements
The following consolidated financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K:
2.Financial Statement Schedules
All financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.
3.Exhibits †
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of September 15, 2020, by and among Social Capital Hedosophia Corp. II, Hestia Merger Sub Inc. and Opendoor Labs Inc.	8-K	001-39253	2.1	09/17/2020
3.1	Certificate of Incorporation of Opendoor Technologies Inc.	8-K	001-39253	3.1	12/18/2020
3.2	Bylaws of Opendoor Technologies Inc.	S-1/A	333-251529	3.3	01/15/2021
4.1	Specimen Common Stock Certificate of Opendoor Technologies Inc.	S-4/A	333-249302	4.5	11/06/2020
4.2	Warrant Agreement, dated April 27, 2020, between Social Capital Hedosophia Holdings Corp. II. and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39253	4.1	04/30/2020
4.3	Description of Securities					*
10.1	Sponsor Support Agreement, dated September 15, 2020, by and among SCH Sponsor II LLC, the Company, each officer and director of the Registrant and Opendoor Labs Inc.	8-K/A	001-39253	10.2	09/17/2020
10.2	Opendoor Holders Support Agreement, dated September 15, 2020, by and among the Company, Opendoor Labs Inc. and certain stockholders of Opendoor Labs Inc.	8-K/A	001-39253	10.3	09/17/2020
10.3	Form of Subscription Agreement, by and between the Registrant and the undersigned subscriber party thereto	8-K/A	001-39253	10.1	09/17/2020

OPENDOOR TECHNOLOGIES INC.

Exhibit No.		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4		Amended and Restated Registration Rights Agreement, dated December 18, 2020, by and among the Company, SCH Sponsor II LLC, certain former stockholders of Opendoor Labs Inc., Cipora Herman, David Spillane and ChaChaCha SPAC B, LLC, Hedosophia Group Limited and 010118 Management, L.P.	8-K	001-39253	10.14	12/18/2020
10.5		Convertible Notes Exchange Agreement, dated as of September 14, 2020, by and among Opendoor Labs Inc. and the holders party thereto	S-4	333-249302	10.5	10/05/2020
10.6		Form of Indemnification Agreement	8-K	001-39253	10.1	12/18/2020
10.7	#	Opendoor Labs Inc. 2014 Stock Plan	S-4	333-249302	10.18	10/05/2020
10.8	#	Form of Notice of Restricted Stock Unit Grant and RSU Terms and Conditions Under 2014 Stock Plan	S-4	333-249302	10.19	10/05/2020
10.9	#	Form of Notice of Stock Option Grant and Stock Option Agreement under 2014 Stock Plan	S-4/A	333-249302	10.20	11/25/2020
10.10	#	Opendoor Technologies Inc. 2020 Incentive Award Plan	8-K	001-39253	10.3	12/18/2020
10.11	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement Under 2020 Incentive Award Plan					*
10.12	#	Opendoor Technologies Inc. 2020 Employee Stock Purchase Plan	8-K	001-39253	10.4	12/18/2020
10.13	#	Amended and Restated Continued Employment Letter Agreement, dated as of September 14, 2020, by and between Opendoor Labs Inc. and Eric Wu	S-4/A	333-249302	10.24	11/27/2020
10.14	#	Offer Letter Agreement, dated as of July 22, 2019, by and between Opendoor Labs Inc. and Tom Willerer	S-4/A	333-249302	10.25	11/27/2020
10.15	#	Amendment to Offer Letter Agreement, entered into as of July 22, 2019, by and between Opendoor Labs Inc. and Tom Willerer, dated as of September 1, 2020	S-4/A	333-249302	10.26	11/27/2020
10.16	#	Offer Letter Agreement, dated as of September 18, 2019, by and between Opendoor Labs Inc. and Julie Todaro	S-4/A	333-249302	10.27	11/27/2020
10.17	#	Offer Letter Agreement, dated as of April 13, 2014, by and between Opendoor Labs Inc. and Ian Wong (as amended September 1, 2020)	S-4/A	333-249302	10.28	11/27/2020
10.18	#	Amendment to Offer Letter Agreement, entered into as of April 13, 2014, by and between Opendoor Labs Inc. and Ian Wong, dated as of September 1, 2020	S-4/A	333-249302	10.29	11/27/2020
10.19	#	Offer Letter Agreement, dated as of July 10, 2017, by and between Opendoor Labs Inc. and Gautam Gupta	S-4/A	333-249302	10.30	11/27/2020
10.20	#	Offer Letter Agreement, dated as of January 9, 2017, by and between Opendoor Labs Inc. and Jason Child	S-4/A	333-249302	10.31	11/27/2020
10.21	#	Offer Letter Agreement, dated as of September 3, 2020, by and between Opendoor Labs Inc. and Carrie Wheeler	S-4/A	333-249302	10.32	11/27/2020
10.22	#	Offer Letter Agreement, dated as of October 22, 2020, by and between Opendoor Labs Inc. and Andrew Low Ah Kee	8-K	001-39253	10.12	12/18/2020
10.23	#	Offer Letter Agreement, dated as of December 20, 2016, by and between Opendoor Labs Inc. and Elizabeth Stevens	S-1/A	333-251529	10.24	01/13/2021
10.24	#	Retention Bonus Agreement, dated as of September 26, 2019, by and between Opendoor Labs Inc. and Elizabeth Stevens	S-1/A	333-251529	10.25	01/13/2021
10.25	#	Opendoor Technologies Inc. Non-Employee Director Compensation Policy	8-K	001-39253	10.13	12/18/2020

OPENDOOR TECHNOLOGIES INC.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
21.1	List of subsidiaries of Opendoor Technologies Inc.					*
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*
________________
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.
†    Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
Item 16. Form 10-K Summary
None.

OPENDOOR TECHNOLOGIES INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPENDOOR TECHNOLOGIES INC.

Date:	March 4, 2021	By:	/s/ Eric Wu

			Name:	Eric Wu
			Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric Wu	Chairman and Chief Executive Officer (Principal Executive Officer)	March 4, 2021
Eric Wu
/s/ Carrie Wheeler	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 4, 2021
Carrie Wheeler
/s/ Adam Bain	Director	March 4, 2021
Adam Bain
/s/ Cipora Herman	Director	March 4, 2021
Cipora Herman
/s/ Jonathan Jaffe	Director	March 4, 2021
Jonathan Jaffe
/s/ Pueo Keffer	Director	March 4, 2021
Pueo Keffer
/s/ Jason Kilar	Director	March 4, 2021
Jason Kilar
/s/ Glenn Solomon	Director	March 4, 2021
Glenn Solomon