Form 10-Q
period 2021-03-31
Opendoor Technologies Inc.
filed 2021-05-12
CIK 1801169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s common stock outstanding as of May 5, 2021 was approximately 577,694,841.

OPENDOOR TECHNOLOGIES INC.

1

OPENDOOR TECHNOLOGIES INC.
As used in this Quarterly Report on Form 10-Q, unless the context requires otherwise, references to “Opendoor,” the “Company,” “we,” “us,” and “our,” and similar references refer to Opendoor Technologies Inc. and its wholly owned subsidiaries following the Business Combination (as defined herein) and to Opendoor Labs Inc. prior to the Business Combination.
As a result of the Business Combination completed on December 18, 2020, Opendoor Labs Inc. share and per share amounts presented in this Quarterly Report on Form 10-Q, for periods prior to the Business Combination, have been retroactively converted by application of the exchange ratio of 1.618. For more information regarding the business combination, please see “Part I – Item2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Business Combination”.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition; business strategy and plans; expectations regarding the impact of COVID-19; market opportunity and expansion and objectives of management for future operations, including our statements regarding the benefits and timing of the roll out of new markets, products, or technology; and efforts to remediate our material weaknesses in internal control over financial reporting, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast”, “future”, “intend,” “may,” “might”, “opportunity”, “plan,” “possible”, “potential,” “predict,” “project,” “should,” “strategy”, “strive”, “target,” “will,” or “would”, including their antonyms or other similar terms or expressions may identify forward-looking statements. The absence of these words does not mean that a statement is not forward-looking.

These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions, which involve a number of judgments, risks and uncertainties, including without limitation, risks related to:
•our public securities’ potential liquidity and trading;
•our ability to raise financing in the future;
•our success in retaining or recruiting, or changes required in, our officers, key employees or directors;
•the impact of the regulatory environment and complexities with compliance related to such environment;
•our ability to remediate our material weaknesses;
•factors relating to our business, operations and financial performance, including:
▪the impact of the COVID-19 pandemic;
▪our ability to maintain an effective system of internal controls over financial reporting;
▪our ability to grow market share in our existing markets or any new markets we may enter;
▪our ability to respond to general economic conditions;
▪the health of the U.S. residential real estate industry;
▪risks associated with our real estate assets and increased competition in the U.S. residential real estate industry;
▪our ability to manage our growth effectively;
▪our ability to achieve and maintain profitability in the future;
▪our ability to access sources of capital, including debt financing and securitization funding to finance our real estate inventories and other sources of capital to finance operations and growth;
▪our ability to maintain and enhance our products and brand, and to attract customers;
▪our ability to manage, develop and refine our technology platform, including our automated pricing and valuation technology;
▪the success of our strategic relationships with third parties; and
▪other factors detailed under the section entitled “Risk Factors” in this Quarterly Report on Form 10-Q.

Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

OPENDOOR TECHNOLOGIES INC.
As a result of a number of known and unknown risks and uncertainties, including without limitation the important factors described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and on Part I. Item 1A “ Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”), our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

		March 31, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$2,039,876	$1,412,665
Restricted cash		143,311	92,863
Marketable securities		58,619	47,637
Mortgage loans held for sale pledged under agreements to repurchase		8,307	7,529
Escrow receivable		19,264	1,494
Real estate inventory, net		840,632	465,936
Other current assets ($414 and $373 carried at fair value)		33,292	24,987
Total current assets		3,143,301	2,053,111
PROPERTY AND EQUIPMENT – Net		31,042	29,228
RIGHT OF USE ASSETS		47,114	49,517
GOODWILL		30,945	30,945
INTANGIBLES – Net		8,104	8,684
OTHER ASSETS ($10,000 and $0 carried at fair value)		11,206	4,097
TOTAL ASSETS	(1)	$3,271,712	$2,175,582
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities		$41,413	$25,270
Current portion of credit facilities and other secured borrowings		596,563	346,322
Interest payable		1,228	1,081
Lease liabilities, current portion		4,490	20,716
Total current liabilities		643,694	393,389
CREDIT FACILITIES – Net of current portion		136,473	135,467
WARRANT LIABILITIES		62,621	47,349
LEASE LIABILITIES – Net of current portion		45,241	46,625
OTHER LIABILITIES		122	94
Total liabilities	(2)	888,151	622,924
COMMITMENTS AND CONTINGENCIES (See Note 17)
SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 3,000,000,000 shares authorized; 585,691,729 and 540,714,692 shares issued and outstanding, respectively		58	54
Additional paid-in capital		3,697,382	2,596,012
Accumulated deficit		(1,313,885)	(1,043,449)
Accumulated other comprehensive income		6	41
Total shareholders’ equity		2,383,561	1,552,658
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$3,271,712	$2,175,582
________________
(1)The Company’s consolidated assets at March 31, 2021 and December 31, 2020 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Cash and cash equivalents, $9,108 and $15,849; Restricted cash, $133,887 and $81,408; Real estate inventory, net, $820,961 and $460,680; Escrow receivable, $18,839 and $1,364; Other current assets, $10,220 and $5,365; and Total assets of $993,015 and $564,666, respectively.
(2)The Company’s consolidated liabilities at March 31, 2021 and December 31, 2020 include the following liabilities for which the VIE creditors do not have recourse to Opendoor: Accounts payable and other accrued liabilities, $4,090 and $2,335; Interest payable, $1,220 and $1,059; Current portion of credit facilities and other secured borrowings, $588,774 and $339,173; Credit facilities, net of current portion, $136,473 and $135,467; and Total liabilities, $730,557 and $478,034, respectively.
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
REVENUE	$747,274	$1,255,795
COST OF REVENUE	650,142	1,164,748
GROSS PROFIT	97,132	91,047
OPERATING EXPENSES:
Sales, marketing and operations	69,066	81,689
General and administrative	222,084	29,583
Technology and development	50,677	15,787
Total operating expenses	341,827	127,059
LOSS FROM OPERATIONS	(244,695)	(36,012)
DERIVATIVE AND WARRANT FAIR VALUE ADJUSTMENT	(15,272)	(1,012)
INTEREST EXPENSE	(10,999)	(27,727)
OTHER INCOME – Net	624	2,675
LOSS BEFORE INCOME TAXES	(270,342)	(62,076)
INCOME TAX EXPENSE	(94)	(120)
NET LOSS	$(270,436)	$(62,196)
Net loss per share attributable to common shareholders:
Basic	$(0.48)	$(0.74)
Diluted	$(0.48)	$(0.74)
Weighted-average shares outstanding:
Basic	565,381	84,027
Diluted	565,381	84,027

See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
NET LOSS	$(270,436)	$(62,196)
OTHER COMPREHENSIVE INCOME:
Unrealized loss on marketable securities	(35)	(299)
COMPREHENSIVE LOSS	$(270,471)	$(62,495)
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY
EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands, except number of shares)
(Unaudited)

	Temporary Equity										Shareholders’ Equity (Deficit)
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE–December 31, 2019	40,089,513	$9,763	23,840,816	$20,049	29,070,700	$80,519	63,470,884	$257,951	157,952,523	$1,013,220	83,748,443	—	$57,362	$(790,483)	$18	$(733,103)
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	441,326	—	36	—	—	36
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	237,548	—	426	—	—	426
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,970	—	—	2,970
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(299)	(299)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(62,196)	—	(62,196)
BALANCE–March 31, 2020	40,089,513	$9,763	23,840,816	$20,049	29,070,700	$80,519	63,470,884	$257,951	157,952,523	$1,013,220	84,427,317	$—	$60,794	$(852,679)	$(281)	$(792,166)

	Temporary Equity										Shareholders’ Equity (Deficit)
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE-December 31, 2020	—	—	—	—	—	—	—	—	—	—	540,714,692	54	2,596,012	(1,043,449)	41	1,552,658
Issuance of common stock in connection with the February 2021 Offering	—	—	—	—	—	—	—	—	—	—	32,817,421	3	857,219	—	—	857,222
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	331,227	—	16	—	—	16
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	11,736,872	1		—	—	1
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	91,517	—	266	—	—	266
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	243,869	—	—	243,869
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(35)	(35)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(270,436)	—	(270,436)
BALANCE–March 31, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	585,691,729	$58	$3,697,382	$(1,313,885)	$6	$2,383,561
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(270,436)	$(62,196)
Adjustments to reconcile net loss to cash, cash equivalents, and restricted cash (used in) provided by operating activities:
Depreciation and amortization – net of accretion	10,302	9,522
Amortization of right of use asset	2,457	3,660
Stock-based compensation	238,832	2,970
Derivative and warrant fair value adjustment	15,272	1,012
Gain on settlement of lease liabilities	(5,237)	—
Inventory valuation adjustment	20	6,221
Changes in fair value of derivative instruments	(41)	(44)
Payment-in-kind interest	—	1,349
Net fair value adjustments and gain (loss) on sale of mortgage loans held for sale	(977)	(355)
Origination of mortgage loans held for sale	(32,082)	(17,658)
Proceeds from sale and principal collections of mortgage loans held for sale	32,281	15,453
Changes in operating assets and liabilities:
Escrow receivable	(17,770)	(826)
Real estate inventories	(374,665)	480,170
Other assets	(9,128)	6,379
Accounts payable and other accrued liabilities	15,680	(4,597)
Interest payable	344	(1,590)
Lease liabilities	(9,559)	(3,088)
Net cash (used in) provided by operating activities	(404,707)	436,382
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,141)	(5,684)
Purchase of marketable securities	(34,583)	(69,778)
Proceeds from sales, maturities, redemptions and paydowns of marketable securities	23,437	20,310
Purchase of non-marketable equity securities	(10,000)	—
Net cash used in investing activities	(25,287)	(55,152)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	250	411
Proceeds from the February 2021 Offering	886,067	—
Issuance cost of common stock	(28,848)	—
Proceeds from credit facilities and other secured borrowings	704,047	662,268
Principal payments on credit facilities and other secured borrowings	(453,806)	(1,008,407)
Payment of loan origination fees and debt issuance costs	(57)	(1,187)
Net cash provided by (used in) financing activities	1,107,653	(346,915)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	677,659	34,315
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – Beginning of period	1,505,528	684,822
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	$2,183,187	$719,137
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid during the period for interest	$9,091	$25,186
RECONCILIATION TO CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$2,039,876	$409,257
Restricted cash	143,311	309,880
Cash, cash equivalents, and restricted cash	$2,183,187	$719,137
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)

1.DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES
Description of Business
Opendoor Technologies Inc. (the “Company” and “Opendoor”) including its consolidated subsidiaries and certain variable interest entities (“VIEs”), is a leading digital platform for buying and selling homes. Opendoor streamlines the home selling and buying transaction and creates an end-to-end experience online. Since its inception through March 31, 2021, the Company had completed approximately 90,000 home transactions. As of March 31, 2021, the Company operated in 27 markets across the United States. The Company was incorporated in Delaware on December 30, 2013.
Correction of Prior Period Amounts
On April 12, 2021, subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, the Acting Director of the Division of Corporation Finance and the Acting Chief Accountant of the SEC issued a Staff Statement (the “Staff Statement”) on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”).
The Company took into consideration the guidance in the Staff Statement and Accounting Standards Codification 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity ("ASC 815-40") and evaluated the Public and Sponsor Warrants (each as defined herein and collectively the "Warrants"). The Warrants were issued in a private placement simultaneously with the closing of the initial public offering of Social Capital Hedosophia Holdings Corp. II (“SCH”), assumed by the Company through the Business Combination (as defined herein) on December 18, 2020, and classified in shareholders' equity as of and for the year ended December 31, 2020. While the Company concluded the Public Warrants meet the criteria to continue to be classified in shareholders' equity, the Company concluded the Sponsor Warrants do not meet the scope exception from derivative accounting prescribed by ASC 815-40 and should therefore be recorded as a liability on the Company’s consolidated balance sheet at fair value as of the closing of the Business Combination, with subsequent changes in their fair value recognized in the Company’s consolidated statement of operations at each reporting date. The accounting for the Sponsor Warrants does not impact the Company's financial statements in any reporting periods prior to the Business Combination, as the Company assumed the Warrants through the Business Combination which was accounted for as a reverse recapitalization.
The fair value of the Sponsor Warrants as of the Closing Date on December 18, 2020 and December 31, 2020 amounted to $81.1 million and $47.3 million, respectively. The change in fair value from the Closing Date through December 31, 2020 amounted to a gain of $33.8 million. The impact of the misstatement as of December 31, 2020 resulted in an understatement of the private warrants liability of $47.3 million, and an overstatement of accumulated deficit and additional paid-in capital of $33.8 million and $81.1 million respectively.
The Company evaluated the impact of error related to the accounting treatment of Sponsor Warrants with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and determined, based on consideration of quantitative and qualitative factors, that the error had an immaterial impact, individually and in aggregate. As such, the Company is correcting its accounting for Sponsor Warrants in this Quarterly Report on Form 10-Q.
The following table provides the impact of the correction on the Company's Condensed Consolidated Balance Sheet as of December 31, 2020, as presented herein (in thousands):

	Previously Stated	Adjustments	As Corrected
Warrant liabilities	$—	47,349	$47,349
Total liabilities	$575,575	47,349	$622,924
Additional paid-in capital	$2,677,155	(81,143)	$2,596,012
Accumulated deficit	(1,077,243)	33,794	(1,043,449)
Total shareholders' equity	$1,600,007	(47,349)	$1,552,658

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements as of March 31, 2021 and December 31, 2020 and for the three month periods ended March 31, 2021 and 2020 include the accounts of Opendoor, its wholly owned subsidiaries and VIEs where the Company is the primary beneficiary. The accompanying unaudited consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements herein.
As a result of the Business Combination completed on December 18, 2020, prior period share and per share amounts presented in the accompanying consolidated financial statements and these related notes have been retroactively converted. See “Note 2— Business Combination” for additional information.
The accompanying interim condensed consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“Annual Report”) filed on March 4, 2021.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)
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
The Company’s significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 1. Description of Business and Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the three month period ended March 31, 2021, except as noted below.
Derivative Instruments
The Company’s derivative instruments are comprised of interest rate caps, interest rate lock commitments (“IRLCs”), and embedded conversion options related to the convertible notes. The Company’s derivative instruments are freestanding in nature and some are utilized as economic hedges. These derivative instruments are recorded at fair value with changes recognized as a gain or loss to operations. Beginning in 2021, the Company changed the fair value classification of IRLCs from Level 2 to Level 3 as the Company began to adjust observable input data for the estimated pull-through rate, a Company specific input that is unobservable to market participants. See “Note 5 — Derivative Instruments” and "Note 8 — Fair Value Disclosures" for further discussion.
Non-marketable equity securities
Our non-marketable equity securities are strategic investments in a privately held company. Non-marketable equity securities are investments that do not have a readily determinable fair value, which are measured at cost minus impairment, if any, adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Measurement Alternative”). All gains and losses on these investments, realized and unrealized, are recorded in Other income-net on our consolidated statements of operations. We assess whether an impairment loss on our non-marketable equity securities has occurred due to declines in fair value or other market conditions. If any impairment is identified for non-marketable equity securities, we write down the investment to its fair value.
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment and definite-lived intangible assets, among other long-term assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. Impairment loss of $2.6 million was recognized for the three months ended March 31, 2021. Of this amount, $1.9 million and $0.7 million are included in Technology and development and General and administrative, respectively. There were no impairment charges recognized during the three months ended March 31, 2020. The impairment loss recognized for the three months ended March 31, 2021 is related to abandonment of property and equipment and sublease of certain right of use assets.

Public and Sponsor Warrants
On April 30, 2020, SCH consummated its initial public offering of 41,400,000 units, consisting of one share of Class A common stock and one third of one warrant exercisable for Class A common stock, at a price of $10.00 per unit. Each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, SCH completed the private sale of 6,133,333 warrants to SCH’s sponsor at a price of $1.50 per warrant (the “Sponsor Warrants”). Each Sponsor Warrant allows the sponsor to purchase one share of Class A common stock at $11.50 per share. As of December 31, 2020, there were 19,933,333 warrants outstanding.
The Sponsor Warrants and shares of common stock issuable upon the exercise of Sponsor Warrants may not be transferred, assigned, or sold until 30 days after the completion of a Business Combination. Additionally, the Sponsor Warrants are eligible for cash and cashless exercises, at the holder’s option, and are redeemable only if the reference value, as defined in the Warrant Agreement, is less than $18.00 per share. If the Sponsor Warrants are held by someone other than the sponsors and

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)
certain permitted transferees, the Sponsor Warrants will be redeemable and exercisable on the same basis as the Public Warrants.
The Company evaluated the Public and Sponsor Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity, and concluded that the Sponsor Warrants do not meet the criteria to be classified in shareholders’ equity. Specifically, the exercise and settlement features for the Sponsor Warrants preclude them from being considered indexed to the Company’s own stock, given that a change in the holder of the Sponsor Warrants may alter the settlement of the Sponsor Warrants. Since the holder of the instrument is not an input to a standard option pricing model (a consideration with respect to the indexation guidance), the fact that a change in the holder may impact the value of the Sponsor Warrants means the Sponsor Warrants are not indexed to the Company’s own stock. Since the Private Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the balance sheet at fair value upon the consummation of the Business Combination, with subsequent changes in their respective fair values recognized in the consolidated statement of operations at each reporting period. The Company concluded that the Public Warrants, which do not have the same exercise and settlement features as the Sponsor Warrants, meet the criteria to be classified in shareholders' equity.
Recently Issued Accounting Standards
Recently Adopted Accounting Standards
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 eliminates certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted this ASU as of January 1, 2021 and the adoption of this ASU did not have a material impact to the Company’s consolidated financial statements given that the Company has a full valuation allowance and the scenarios for which the guidance offer simplification are not significant for the Company.
Recently Issued Accounting Standards Not Yet Adopted
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
2.BUSINESS COMBINATION
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
3.REAL ESTATE INVENTORY
The following table presents the components of inventory, net of applicable real estate inventory valuation adjustments, as of the dates presented (in thousands):

	March 31, 2021	December 31, 2020
Work-in-process	$206,943	$183,004
Finished goods	633,689	282,932
Total real estate inventory	$840,632	$465,936
4.CASH, CASH EQUIVALENTS, AND INVESTMENTS
The amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents, and marketable securities as of March 31, 2021 and December 31, 2020, are as follows (in thousands):

	March 31, 2021
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$718,476	$—	$—	$718,476	$718,476	$—
Money market funds	1,252,134	—	—	1,252,134	1,252,134	—
Commercial paper	83,881	3	—	83,884	60,244	23,640
Corporate debt securities	30,209	8	(9)	30,208	9,022	21,186
U.S. agency securities	6,996	3	—	6,999	—	6,999
Asset-backed securities	6,792	6	(4)	6,794	—	6,794
Total	$2,098,488	$20	$(13)	$2,098,495	$2,039,876	$58,619

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)

	December 31, 2020
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$709,924	$—	$—	$709,924	$709,924	$—
Money market funds	618,197	—	—	618,197	618,197	—
Commercial paper	81,037	1	—	81,038	81,038	—
Corporate debt securities	29,891	26	(2)	29,915	3,506	26,409
Asset-backed securities	12,518	19	(4)	12,533	—	12,533
U.S. agency securities	6,993	2	—	6,995	—	6,995
U.S. Treasury securities	1,700	—	—	1,700	—	1,700
Total	$1,460,260	$48	$(6)	$1,460,302	$1,412,665	$47,637
A summary of debt securities with unrealized losses aggregated by period of continuous unrealized loss is as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
March 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$26,595	$—	$—	$—	$26,595	$—
Corporate debt securities	22,450	(9)	$—	$—	22,450	(9)
Asset-backed securities	3,277	(4)	$—	$—	3,277	(4)
Total	$52,322	$(13)	$—	$—	$52,322	$(13)

	Less than 12 Months		12 Months or Greater		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$19,296	$—	$—	$—	$19,296	$—
Corporate debt securities	7,538	(2)	$—	$—	7,538	(2)
Asset-backed securities	4,611	(4)	$—	$—	4,611	(4)
Total	$31,445	$(6)	$—	$—	$31,445	$(6)
The scheduled contractual maturities of debt securities as of March 31, 2021 are as follows (in thousands):

March 31, 2021	Fair Value	Within 1 Year	After 1 Year through 5 Years
Commercial paper	$83,884	$83,884	$—
Corporate-debt securities	30,208	30,208	—
U.S. agency securities	6,999	6,999	—
Asset-backed securities	6,794	6,794	—
Total	$127,885	$127,885	$—
As of March 31, 2021, the Company had $10.0 million of non-marketable equity securities without a readily determinable fair value, carried at cost under the Measurement Alternative. The Company did not record any adjustments to the carrying value of its non-marketable equity securities.

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
Interest Rate Caps
The Company uses free-standing derivative instruments in the normal course of business as economic hedges to manage interest rate risks with respect to its variable senior revolving credit facilities. The interest rate caps were carried at fair value in Other current assets with changes in fair value included in Other income. The Company’s interest rate cap position expired in November 2020.
Interest Rate Lock Commitments
In originating mortgage loans, the Company enters into IRLCs with prospective borrowers which are freestanding derivative instruments. IRLCs are a commitment that binds the Company, subject to loan underwriting and approval process, to fund the loan at a specified interest rate, regardless of fluctuations in the market interest rates between commitment date and funding date. The interest rate risk associated with the fluctuations in market interest rates between commitment date and funding date with respect to IRLCs is mitigated as the Company operates under the best effort basis whereby at the time of commitment, the Company enters into a sales commitment with a third-party for the same prospective loan. The fair value of interest rate lock commitments is presented in Other current assets. The change in fair value on IRLCs is a component of Other revenue.
Embedded Conversion Options
In connection with the Company’s issuance of convertible notes in 2019 (the “Convertible Notes”), the Company bifurcated the embedded conversion features associated with the Convertible Notes. The Convertible Notes and the related bifurcated embedded conversion options were extinguished in September 2020. Prior to extinguishment, the embedded conversion options were measured at fair value and were presented in Derivative and warrant liabilities. The change in fair value of the embedded conversion options is a component of Derivative and warrant fair value adjustment.
The following table presents the total notional amounts and fair values for the Company’s derivatives (in thousands):

	Notional Amount	Fair Value Derivatives
March 31, 2021		Asset	Liability
Interest rate lock commitments	$17,958	$414	$—

	Notional Amount	Fair Value Derivatives
December 31, 2020		Asset	Liability
Interest rate lock commitments	$15,130	$373	$—
The following table presents the net gains and losses recognized on derivatives within the respective line items in the statement of operations for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue	$41	$48
Other income, net	$—	$(4)

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
6.VARIABLE INTEREST ENTITIES
The Company utilizes VIEs in the normal course of business to support the Company’s financing needs. The Company determines whether the Company is the primary beneficiary of a VIE at the time it becomes involved with the VIE and reconsiders that conclusion on an on-going basis.
The Company established certain special purpose entities (“SPEs”) for the purpose of financing the Company’s purchase and renovation of real estate inventory through the issuance of senior revolving credit facility debt and mezzanine term debt. The Company is the primary beneficiary of the various VIEs within these financing structures and consolidates these VIEs. The Company is determined to be the primary beneficiary based on its power to direct the activities that most significantly impact the economic outcomes of the SPEs through its role in designing the SPEs and managing the real estate inventory they purchase and sell. The Company has a potentially significant variable interest in the entities based upon the equity interest the Company holds in the VIEs.
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$9,108	$15,849
Restricted cash	133,887	81,408
Real estate inventory	820,961	460,680
Other(1)	29,059	6,729
Total assets	$993,015	$564,666
Liabilities
Credit facilities	$725,247	$474,640
Other(2)	5,310	3,394
Total liabilities	$730,557	$478,034
________________
(1)Includes escrow receivable and other current assets.
(2)Includes accounts payable and other accrued liabilities and interest payable.
The creditors of the VIEs generally do not have recourse to the Company’s general credit solely by virtue of being creditors of the VIEs, with the exception of limited guarantees provided by an Opendoor subsidiary for credit facilities. See “Note 7 — Credit Facilities and Long-Term Debt” for further discussion of the recourse obligations with respect to the VIEs.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
Asset-backed Senior Revolving Credit Facilities
The Company classifies the senior revolving credit facilities as current liabilities on the Company’s consolidated balance sheets as amounts drawn to acquire and renovate homes are required to be repaid as the related real estate inventory is sold, which the Company expects to occur within 12 months. The following table summarizes certain details related to the Company’s credit facilities outstanding as of March 31, 2021 and December 31, 2020 (in thousands, except interest rates):

March 31, 2021	Borrowing Capacity	Outstanding Amount	Weighted Average Interest Rate	End of Revolving Period	Final Maturity Date
Revolving Facility 2018-2	$750,000	$—	—%	September 23, 2022	December 23, 2022
Revolving Facility 2018-3	100,000	30,472	3.62%	June 1, 2023	June 1, 2023
Revolving Facility 2019-1	300,000	50,893	2.86%	March 4, 2022	March 4, 2022
Revolving Facility 2019-2	1,030,000	398,952	2.70%	July 8, 2021	July 7, 2022
Revolving Facility 2019-3	475,000	108,457	3.25%	August 22, 2022	August 21, 2023
Total	$2,655,000	$588,774

December 31, 2020	Outstanding Amount	Weighted Average Interest Rate
Revolving Facility 2018-1	$—	4.28%
Revolving Facility 2018-2	—	4.36%
Revolving Facility 2018-3	25,385	4.19%
Revolving Facility 2019-1	32,535	3.58%
Revolving Facility 2019-2	230,352	3.08%
Revolving Facility 2019-3	50,901	3.60%
Total	$339,173
As of March 31, 2021, the Company had multiple senior revolving credit facilities with various financial institutions with a total borrowing capacity of $2,655.0 million. Undrawn borrowing capacity amounts under the senior revolving credit facilities as reflected in the table above are in some cases not fully committed and any borrowings above the fully committed amounts are subject to the applicable lender’s discretion. As of March 31, 2021, the Company had fully committed borrowing capacity with respect to the Company’s senior revolving credit facilities of $1,464.5 million.
These facilities are typically structured with an initial 24 month revolving period during which time amounts can be borrowed, repaid and borrowed again. The borrowing capacity is generally available until the end of the applicable revolving period as reflected in the table above. Outstanding amounts drawn under each senior revolving credit facility are required to be repaid on the facility maturity date or earlier if accelerated due to an event of default or other mandatory repayment event. The final maturity dates and revolving period end dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. The Company’s senior revolving credit facilities may also have extensions subject to lender discretion that are not reflected in the table above.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
The senior revolving credit facilities have aggregated borrowing bases, which increase or decrease based on the cost and value of the properties financed under a given facility and the time that those properties are in the Company’s possession. When the Company resells a home, the proceeds are used to reduce the outstanding balance under the related revolving senior credit facility. The borrowing base for a given facility may be reduced as properties age beyond certain thresholds and any borrowing base deficiencies may be satisfied through contributions of additional properties or partial repayment of the facility.
Asset-backed Mezzanine Term Debt Facilities
The Company classifies its mezzanine term debt facilities as long-term liabilities on the Company’s consolidated balance sheets because its borrowings under these facilities are generally not required to be repaid until the applicable final maturity date. These facilities are structurally and contractually subordinated to the related senior revolving credit facilities. The following table summarizes certain details related to the Company’s mezzanine term debt facilities as of March 31, 2021 (in thousands, except interest rates):

March 31, 2021	Borrowing Capacity	Outstanding Amount	Interest Rate	End of Draw Period	Final Maturity Date
Term Debt Facility 2016-M1	$149,000	$40,000	10.00%	October 31, 2023	March 31, 2025
Term Debt Facility 2020-M1	300,000	100,000	10.00%	January 23, 2023	January 23, 2026
Total	$449,000	$140,000
	Issuance Costs	(3,527)
	Carrying Value	$136,473
As of March 31, 2021, the Company had $140.0 million in total principal outstanding under multiple mezzanine term debt facilities with various financial institutions. Undrawn amounts under the mezzanine term debt facilities of $309.0 million as reflected in the table above are fully committed and generally may be drawn at any time during the draw period; however, any amounts repaid reduce total borrowing capacity as repaid amounts are not available to be reborrowed. The final maturity dates as reflected in the table above are inclusive of any extensions at the sole discretion of the Company. The Company’s mezzanine term debt facilities may also have extensions subject to lender discretion that are not reflected in the table above.
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
The terms of these facilities and related financing documents require Opendoor to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to equity). As of March 31, 2021, the Company was in compliance with all financial covenants and no event of default had occurred.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
Mortgage Financing
The following tables summarize certain details related to the Company’s mortgage financing (in thousands, except interest rates):

March 31, 2021	Borrowing Capacity	Outstanding Amount	Weighted Average Interest Rate	End of Revolving Period	Final Maturity Date
Repo Facility 2019-R1	$50,000	$7,789	1.94%	April 29, 2021	April 29, 2021

December 31, 2020	Outstanding Amount	Weighted Average Interest Rate
Repo Facility 2019-R1	$7,149	1.94%
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
As of March 31, 2021, the Repurchase Agreement has a borrowing capacity of $50.0 million, of which $20.0 million is fully committed. The Repurchase Agreement includes customary representations and warranties, covenants and provisions regarding events of default. As of March 31, 2021, $8.2 million in mortgage loans were financed under the facility, and Opendoor was in compliance with all financial covenants and no event of default had occurred. On April 28, 2021, the Company amended the Repurchase Agreement to extend the final maturity date to May 28, 2021.
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

Asset/Liability Class	Valuation Methodology, Inputs and Assumptions	Classification
Cash and cash equivalents	Carrying value is a reasonable estimate of fair value based on short-term nature of the instruments.	Estimated fair value classified as Level 1
Restricted cash	Carrying value is a reasonable estimate of fair value based on short-term nature of the instruments.	Estimated fair value classified as Level 1
Marketable securities	Prices obtained from third-party vendors that compile prices from various sources and often apply matrix pricing for similar securities when no price is observable.	Level 2 recurring fair value measurement
Mortgage loans held for sale pledged under agreements to repurchase	Fair value is estimated based on observable market data including quoted market prices, deal price quotes, and sale commitments.	Level 2 recurring fair value measurement
Other current assets
Interest rate lock commitments	Fair value of the underlying loan based on observable quoted market prices in the secondary market and sale commitments, with adjustments for the estimated pull-through rate.	Level 2 recurring fair value measurement for fair value based on observable inputs. Level 3 recurring fair value measurement for fair value with unobservable inputs.
Other assets
Non-marketable equity securities	Fair value is estimated using the observable transaction price.	Level 2 non-recurring fair value measurement for fair value based on transaction price.
Credit facilities and other secured borrowings
Credit facilities	Fair value is estimated using discounted cash flows based on current lending rates for similar credit facilities with similar terms and remaining time to maturity.	Carried at amortized cost. Estimated fair value classified as Level 2.
Loans sold under agreements to repurchase	Fair value is estimated using discounted cash flows based on current lending rates for similar asset-backed financing facilities with similar terms and remaining time to maturity.	Carried at amortized cost. Estimated fair value classified as Level 2.
Warrant liabilities
Sponsor Warrants	Fair value is estimated using the price of the Public Warrants and applying an adjustment for short-term marketability restrictions.	Level 2 recurring fair value measurement

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the levels of the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis (in thousands).

March 31, 2021	Balance at Fair Value	Level 1	Level 2	Level 3
Marketable securities:
Commercial paper	$23,640	$—	$23,640	$—
Corporate debt securities	21,186	—	21,186	—
U.S. agency securities	6,999	—	6,999	—
Asset-backed securities	6,794	—	6,794	—
Mortgage loans held for sale pledged under agreements to repurchase	8,307	—	8,307	—
Other current assets:
Interest rate lock commitments	414		—	414
Total assets	$67,340	$—	$66,926	$414
Warrant liabilities:
Sponsor Warrants	62,621	—	62,621	—
Total liabilities	$62,621	$—	$62,621	$—

December 31, 2020	Balance at Fair Value	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$26,409	$—	$26,409	$—
Asset-backed securities	12,533	—	12,533	—
U.S. agency securities	6,995	—	6,995	—
U.S. Treasury securities	1,700	—	1,700	—
Mortgage loans held for sale pledged under agreements to repurchase	7,529	—	7,529	—
Other current assets:
Interest rate lock commitments	373		373
Total assets	$55,539	$—	$55,539	$—
Warrant liabilities:
Sponsor Warrants	47,349	—	$47,349	—
Total liabilities	$47,349	$—	$47,349	$—

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

	March 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$2,039,876	$2,039,876	$2,039,876	$—
Restricted cash	143,311	143,311	143,311	—
Other assets:
Non-marketable equity securities	10,000	10,000	—	10,000
Liabilities:
Credit facilities and other secured borrowings	$733,036	$736,563	$—	$736,563

	December 31, 2020
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$1,412,665	$1,412,665	$1,412,665	$—
Restricted cash	92,863	92,863	92,863	—
Liabilities:
Credit facilities and other secured borrowings	$481,789	$486,322	$—	$486,322
The following table shows a reconciliation from the opening balances to the closing balances for Level 3 Fair values (in thousands):

	Warrants	Embedded Conversion Option	Interest rate lock commitments
Balance as of December 31, 2019	$4,538	$41,697	$—
Net change in fair value	1,012	—	—
Balance as of March 31, 2020	$5,550	$41,697	$—

Balance as of December 31, 2020	$—	$—	$—
Additions	—	—	414
Balance as of March 31, 2021	$—	$—	$414

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
9.PROPERTY AND EQUIPMENT
Property and equipment as of March 31, 2021 and December 31, 2020, consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Internally developed software	$52,030	$47,823
Computers	6,260	5,511
Furniture and fixtures	2,992	3,279
Leasehold improvements	2,178	2,456
Software implementation costs	1,789	1,680
Office equipment	1,777	2,056
Security systems	1,227	681
Total	68,253	63,486
Accumulated depreciation and amortization	(37,211)	(34,258)
Property and equipment – net	$31,042	$29,228
Depreciation and amortization expense of $5.6 million and $5.0 million was recorded for the three months ended March 31, 2021 and 2020, respectively.
10.GOODWILL AND INTANGIBLE ASSETS
There were no additions to goodwill for the three months ended March 31, 2021 or twelve months ended December 31, 2020. No impairment of goodwill was identified for the three months ended March 31, 2021 and 2020.
Intangible assets subject to amortization consisted of the follow as of March 31, 2021 and December 31, 2020, respectively (in thousands, except years):

March 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Developed technology	$2,921	$(2,921)	$—	0
Customer relationships	7,400	(2,947)	4,453	3.4
Trademarks	5,400	(1,907)	3,493	3.4
Non-competition agreements	100	(100)	—	0
Intangible assets – net	$15,821	$(7,875)	$7,946

December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Developed technology	$2,921	$(2,921)	$—	0
Customer relationships	7,400	(2,622)	4,778	3.7
Trademarks	5,400	(1,652)	3,748	3.7
Non-competition agreements	100	(100)	—	0
Intangible assets – net	$15,821	$(7,295)	$8,526

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
The Company also has domain name intangible assets, which are not subject to amortization, with a carrying amount of $0.2 million as of both March 31, 2021 and December 31, 2020, respectively.
Amortization expense for intangible assets was $0.6 million and $1.1 million for the three months ended March 31, 2021 and 2020, respectively.
As of March 31, 2021, expected amortization of intangible assets is as follows:

Fiscal Years	(In thousands)
2021	$1,740
2022	2,320
2023	2,320
2024	1,566
Total	$7,946
11.SHAREHOLDERS’ EQUITY
On February 9, 2021, the Company completed an underwritten public offering (the “February 2021 Offering”) in which the Company sold 32,817,421 shares of its common stock at a public offering price of $27.00 per share, including the exercise in full by the underwriters of their option to purchase up to 4,280,533 additional shares of common stock, which was completed on February 11, 2021. The Company received aggregate net proceeds from the February 2021 Offering of approximately $859.5 million after deducting underwriting discounts and commissions and offering expenses payable by the Company upon closing. The February 2021 Offering satisfied the liquidity event vesting condition of certain RSUs. For further information on the RSUs, see “Note 12 — Share-Based Awards”.
12.SHARE-BASED AWARDS
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
A summary of the stock option activity for the three months ended March 31, 2021, is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance-December 31, 2020	24,158	$1.91	5.4	$502,767
Exercised	(99)	2.65
Forfeited	(92)	2.58
Expired	(2)	3.02
Balance-March 31, 2021	23,965	$1.91	5.1	$461,961
Exercisable-March 31, 2021	19,766	$1.61	4.5	$387,097
There were no options granted during the three months ended March 31, 2021.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
RSUs typically vest upon both a service-based requirement, generally over a four year period, and a performance condition. For certain awards, the performance condition is met by the completion of a Company liquidity event, which is generally defined as a change of control event or the effective date of a registration statement of the Company filed under the Securities Act for the sale of the Company’s common stock. The February 2021 Offering met the liquidity event vesting condition and triggered the recognition of compensation expense for certain RSUs for which the time-based vesting condition had been satisfied or partially satisfied. If a participant terminates service, any portion of an RSU unit that has met the service-based requirement will remain outstanding and remain eligible to vest when the performance condition has been satisfied. The vesting requirements of the RSUs typically have a maximum term of seven years from the date of grant.
A summary of the RSU activity for the three months ended March 31, 2021, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested and outstanding-December 31, 2020	46,525	$10.88
Granted	17,471	21.77
Vested	(11,737)	4.95
Forfeited	(153)	5.63
Unvested and outstanding-March 31, 2021	52,106	$15.88
Restricted Shares
We have granted Restricted Shares to certain continuing employees, primarily in connection with acquisitions. The Restricted Shares vest upon satisfaction of a service condition, which generally ranges from three to four years.
A summary of the Restricted Shares activity for the three months ended March 31, 2021 is as follows:

	Number of Restricted Shares (in thousands)	Average Grant-Date Fair Value
Unvested-December 31, 2020	2,148	$3.74
Granted	—	—
Vested	(311)	3.58
Unvested-March 31, 2021	1,837	$3.76
Vested and outstanding-March 31, 2021	—	—
Stock-based compensation expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function as presented in the statements of operations for the three months ended March 31, 2021 and 2020, as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
General and administrative	$197,036	$1,554
Sales, marketing and operations	6,406	352
Technology and development	35,390	1,064
Total stock-based compensation expense	$238,832	$2,970

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
During 2020 and during the three months ended March 31, 2021, the Company issued market condition RSUs to certain executives. The grant-date fair value for the awards is $357.4 million and $22.4 million, respectively, and will be recognized over a requisite service period ranging from 6 months to 3.5 years and 6 months to 3 years, respectively. The Company recognized $133.2 million of compensation expense during the three months ended March 31, 2021 related to all market condition awards outstanding.
As of March 31, 2021, there was $651.8 million of unamortized stock-based compensation costs related to unvested RSUs, stock options, and Restricted Shares. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.7 years.
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
13.WARRANTS
Public and Sponsor Warrants
Prior to the Business Combination, SCH issued 6,133,333 Sponsor Warrants and 13,800,000 Public Warrants (collectively “Warrants”). Upon Closing, the Company assumed the Warrants. Each whole warrant entitles the holder to purchase one share of the Company’s common stock at a price of $11.50 per share, subject to adjustments. The Warrants are exercisable at any time commencing the later of a) 30 days after the completion of the Business Combination and b) 12 months from the date of the closing of the SCH’s initial public offering on April 30, 2020, and terminating five years after the Business Combination.
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
The Company may redeem the outstanding Warrants for cash at a price of $0.01 per warrant if the Reference Value equals or exceeds $18.00 per share. The warrant holders have the right to exercise their outstanding warrants prior to the scheduled redemption date during the Redemption Period at $11.50 per share. The Sponsor Warrants are exempt from redemption if the Reference Value is at or above $18.00 and the Sponsor Warrants continue to be held by the original warrant holder (“Sponsor") or a permitted transferee.
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
In connection with the Business Combination, on January 12, 2021, the Company filed a Registration Statement on Form S-1. This Registration Statement relates to the issuance of an aggregate of up to 19,933,333 shares of common stock issuable upon the exercise of its publicly-traded warrants. As of March 31, 2021, there were 19,933,333 warrants outstanding and no warrants have been exercised. As of March 31, 2021, the Company had Warrant liabilities of $62.6 million related to the Sponsor Warrants and recorded a Derivative and warrant fair value adjustment of $15.3 million for the change in fair value of the Sponsor Warrants for three months ended March 31, 2021.
Warrants to Purchase Series D Preferred Stock
On June 12, 2018, the Company issued warrants to purchase 485,262 shares of Series D Preferred Stock at a price of $0.006 (“Penny Warrants”). On November 12, 2020, the Penny Warrants were exercised and the Company issued 485,262 shares of Series D Preferred Stock in exchange for proceeds of $3.0 thousand. As of March 31, 2021, there were no Penny Warrants outstanding.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
On each Warrant Commitment Issuance date in June 2019 and June 2020, the Company issued warrants to purchase 121,356 shares and 242,713 shares of Series E Preferred Stock at a price of $5.92 per share (“Series E Warrants”). On November 7, 2020 the Series E Warrants were exercised and the Company issued 364,069 shares of Series E in exchange for proceeds of $2.2 million. As of March 31, 2021, there were no Series E Warrants or Warrant Commitments outstanding.
The Penny Warrants, the Warrant Commitment, and the Series E Warrants have been determined to be liabilities under ASC 480 as the underlying preferred shares have certain liquidation preferences in the event of a deemed liquidation. The Company recorded no warrant fair value adjustment for the three months ended March 31, 2021 and an increase to the warrant fair value adjustments of $1.0 million for the three months ended March 31, 2020.
14.INCOME TAXES
The Company’s provision for income taxes has not been historically significant to the business as the Company has incurred operating losses to date. Due to projected and actual losses in the current and prior years, the Company believes that based on the weight of available evidence, it is more likely than not that all of the deferred tax assets will not be realized and recorded a full valuation allowance on its net deferred tax assets as of March 31, 2021 and December 31, 2020. Therefore, only an immaterial amount of state tax expense has been recorded for the three months ended March 31, 2021.
The Company’s provision for income taxes was $0.1 million for each of the three months ended March 31, 2021 and 2020, with an effective tax rate of (0.03)% and (0.19)%, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the recording of a full valuation allowance against the net deferred tax assets.
15.RELATED PARTIES
Prior to the Business Combination, one of the Preferred Stock investors held more than a 10% interest in the Company and had one seat as a member of the board of directors and another seat as an observer of the board of directors.
In 2019, an executive early exercised their option to purchase 1,479,459 shares of unvested common stock at a price per share of $1.01 by issuing a promissory note to the Company for a total price of $1.5 million with an interest rate of 2.31% per annum. The promissory note was still outstanding as of March 31, 2021.
The Warrant Commitment and the subsequent Series E Warrants were issued to a counterparty that has an equity interest in the Company and a seat on the Company’s board of directors. The board member has significant influence with respect to the counterparty to the Warrant Commitment. The issuance of the Warrant Commitment and Series E Warrants was in exchange for on-going advisory services that the counterparty provided to the Company. See “Note 13 — Warrants” for further information.
16.NET LOSS PER SHARE
The Company uses the two-class method to calculate basic net loss per share and apply the more dilutive of the two-class method, treasury stock method or if-converted method to calculate diluted net loss per share. No dividends were declared or paid for the three months ended March 31, 2021 or 2020. Undistributed earnings for each period are allocated to participating securities, including the Preferred Stock for applicable periods, based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. As there is no contractual obligation for the Preferred Stock to share in losses, the Company’s basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average shares of common stock outstanding during periods with undistributed losses.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common shareholders – basic and diluted	$(270,436)	$(62,196)
Denominator:
Weighted average shares outstanding – basic and diluted	565,381	84,027
Basic and diluted net loss per share	$(0.48)	$(0.74)
There were no preferred dividends declared or accumulated for the period.
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended March 31,
	2021	2020
Common Stock Warrants	19,933	3,370
Series D Preferred Stock Warrants	—	485
Series E Preferred Stock Warrants	—	121
RSUs	52,106	22,839
Options	23,965	34,680
Unvested Shares from Early Exercise	36	136
Restricted Shares	1,837	3,080
Redeemable convertible preferred stock	—	314,424
Total anti-dilutive securities	97,877	379,135
17.COMMITMENTS AND CONTINGENCIES
Interest Rate Lock Commitments
The Company entered into interest rate lock commitments with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rate to the borrower. These commitments are treated as derivatives and are carried at fair value. See “Note 5 — Derivative Instruments” for more information.
Purchase Commitments
As of March 31, 2021, the Company was in contract to purchase 4,027 homes for an aggregate purchase price of $1,302.5 million.
Lease Commitments
During the three months ended March 31, 2021, the Company did not enter into any material new leases, lease renewals, or lease modifications. On September 25, 2020, the Company exercised an option to early terminate the San Francisco headquarters lease, effective September 30, 2021. In September 2020, the Company did not anticipate returning to the San Francisco space, so the Company accelerated amortization of the right-of-use asset and incurred and paid early termination fees. In January 2021, the Company terminated the San Francisco lease prior to the anticipated termination date of September 30, 2021, which resulted in a $5.2 million gain recognized in the consolidated statements of operations for the three months ended March 31, 2021.

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
18.SUBSEQUENT EVENTS
On April 1, 2021, the Company entered into a new senior term debt facility with $400.0 million in borrowing capacity, a 3.48% interest rate and a final maturity date of April 1, 2025.
*******

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read together with the historical condensed consolidated financial statements and related notes that appear in this Quarterly Report on Form 10-Q.
This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Quarterly Report on Form 10-Q, and in “Part I - Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”).
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
February 2021 Offering
On February 9, 2021, we completed an underwritten public offering (the “February 2021 Offering”) in which we sold 32,817,421 shares of our common stock at a public offering price of $27.00 per share, including the exercise in full by the underwriters of their option to purchase up to 4,280,533 additional shares of common stock, which was completed on February 11, 2021. We received aggregate net proceeds from the February 2021 Offering of approximately $859.5 million after deducting underwriting discounts and commissions and offering expenses payable by us. We currently intend to use the net proceeds from this offering to invest in increasing existing market penetration, to expand into new markets, and for working capital and general corporate purposes.
The Business Combination
We entered into a Merger Agreement with SCH, a special purpose acquisition company, on September 15, 2020. Pursuant to the Merger Agreement, Merger Sub, a newly formed subsidiary of SCH, merged with and into Opendoor Labs Inc. Upon the consummation of the Closing on December 18, 2020, the separate corporate existence of Merger Sub ceased; Opendoor Labs Inc. survived and became a wholly owned subsidiary of SCH, which was renamed Opendoor Technologies Inc.
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
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
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
Despite pausing new acquisitions in March 2020, we continued to sell down inventory at a healthy pace, leading to a low point in home inventory of $152 million as of September 30, 2020 compared to inventory of $1,312 million as of December 31, 2019. As our revenues are dependent on inventory levels available for sale, our top line was pressured due to limited inventory. Accordingly, we experienced sequential, quarter-over-quarter declines in revenue in the second, third and fourth quarters of 2020. We have been actively rebuilding our inventory since August 2020, leading to sequential growth in the fourth quarter of 2020 and the first quarter of 2021. Likewise, we returned to sequential revenue growth in the first quarter of 2021 and we expect this trend to continue for the remainder of the year. See “— Components of Our Results of Operations — Revenue.”
Our Business Model
Revenue and margin model
We acquire homes directly from individual sellers and resell those homes to buyers, including both individual consumers and institutional investors. Upon acquiring a home, we typically make necessary renovations and repairs before listing it for sale on our website, our mobile app, Multiple Listing Services (“MLS”) and other online real estate portals. Our average hold period for homes purchased since January 2020, from acquisition to resale, ranged from 70 to 100 days and varied by market. Home sales comprise the vast majority of our revenues today, but we expect increasing contribution from adjacent services as our current offerings mature and we introduce additional services over time.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
Home acquisition and renovation
Once a seller has received and accepted our final purchase offer, we enable the seller to close the transaction on a flexible timeline. This is a particularly important feature to sellers, as their home sale can accommodate other life events (including the purchase of their next home) and further differentiates our service from a traditional sale. Depending on the condition of the home, we leverage our vetted contractor network within each market to complete required repairs and upgrades. Our repair scopes are focused on high-return investments and ensuring the home is in market-ready condition. We continuously refine and adjust our repair strategies based on our operating experience in markets and reviewing neighborhood-level resale outcomes.
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
Expansion into New Markets
Since our inception in 2014, we have expanded into 27 markets as of March 31, 2021. The following table represents the number of markets as of the periods presented:

	March 31,	Year Ended December 31,
(in whole numbers)	2021	2020	2019	2018
Number of markets (at period end)	27	21	21	18
After launching 12 markets in 2018, we focused on centralizing our operations platform in 2019 for long-term scalability. We launched three additional markets in 2019 and did not launch any markets in 2020, primarily due to COVID-19. We plan to double the markets we serve by the end of 2021 and have launched six new markets in the first quarter of the year. We believe our centralized systems will allow for a higher velocity and lower cost market launch process in the future. We are able to launch a market with only a small field team focused on home assessments and subcontractor oversight, with all other key functions managed centrally, including marketing, customer sales and support and pricing.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
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
While residential real estate markets are subject to fluctuations, as with any market, we believe we are well-positioned to manage our inventory risk exposure due to the following:
•Our business model is based on transaction velocity and short-duration hold times, with our average days in possession typically ranging from 70 to 100 days for homes acquired since January 2020. We have historically concentrated our home purchases on the more liquid segments of the residential real estate market, thus limiting our duration risk. Moreover, residential real estate prices tend to move gradually relative to other asset classes, which meaningfully reduces our exposure to price fluctuations during our ownership period.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
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
•We operate in 27 distinct markets as of March 31, 2021, affording us diversification across our inventory portfolio. While there are macro forces that may impact all markets, local real estate markets tend to be idiosyncratic in terms of their individual supply-demand dynamics.
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
Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest are supplemental measures of our operating performance and have limitations as analytical tools. For example, these measures include costs that were recorded in prior periods under GAAP and exclude, in connection with homes held in inventory at the end of the period, costs required to be recorded under GAAP in the same period. These measures also exclude the impact of certain restructuring costs that are required under GAAP. Accordingly, these measures should not be considered in isolation or as a substitute for analysis of our

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
results as reported under GAAP. We include a reconciliation of these measures to the most directly comparable GAAP financial measure, which is gross profit.
Adjusted Gross Profit / Margin
We calculate Adjusted Gross Profit as gross profit under GAAP adjusted for (1) inventory impairment in the current period and (2) inventory impairment in prior periods. Inventory impairment in the current period is calculated by adding back the inventory impairment charges recorded during the period on homes that remain in inventory at period end. Inventory impairment in prior periods is calculated by subtracting the inventory impairment charges recorded in prior periods on homes sold in the current period. We define Adjusted Gross Margin as Adjusted Gross Profit as a percentage of revenue.
We view this metric as an important measure of business performance as it captures gross margin performance isolated to homes sold in a given period and provides comparability across reporting periods. Adjusted Gross Profit helps management assess home pricing, service fees and renovation performance for a specific resale cohort.
Contribution Profit / Margin
We calculate Contribution Profit as Adjusted Gross Profit, minus (1) holding costs incurred in the current period on homes sold during the period, (2) holding costs incurred in prior periods on homes sold in the current period, and (3) direct selling costs incurred on homes sold during the current period. The composition of our holding costs is described in the footnotes to the reconciliation table below. Contribution Margin is Contribution Profit as a percentage of revenue.
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
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
The following table presents a reconciliation of our Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest to our gross profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020
Gross profit (GAAP)	$97,132	$91,047
Gross Margin	13.0%	7.3%
Adjustments:
Inventory impairment – Current Period(1)	20	6,222
Inventory impairment – Prior Periods(2)	(114)	(8,421)
Adjusted Gross Profit	$97,038	$88,848
Adjusted Gross Margin	13.0%	7.1%
Adjustments:
Direct selling costs(3)	(17,340)	(36,648)
Holding costs on sales – Current Period(4)(5)	(2,126)	(4,876)
Holding costs on sales – Prior Periods(4)(6)	(1,426)	(8,768)
Contribution Profit	$76,146	$38,556
Contribution Margin	10.2%	3.1%
Adjustments:
Interest on homes sold – Current Period(7)(8)	(2,333)	(6,563)
Interest on homes sold – Prior Periods(7)(9)	(902)	(8,578)
Contribution Profit After Interest	$72,911	$23,415
Contribution Margin After Interest	9.8%	1.9%
________________
(1)Inventory impairment — Current Period is the inventory valuation adjustments recorded during the period presented associated with homes that remain in inventory at period end.
(2)Inventory impairment — Prior Periods is the inventory valuation adjustments recorded in prior periods associated with homes that sold in the period presented.
(3)Represents selling costs incurred related to homes sold in the relevant period. This primarily includes broker commissions, external title and escrow-related fees and transfer taxes.
(4)Holding costs include mainly property taxes, insurance, utilities, association dues, cleaning and maintenance costs. Holding costs are included in Sales, marketing, and operations on the Consolidated Statements of Operations.
(5)Represents holding costs incurred in the period presented on homes sold in the period presented.
(6)Represents holding costs incurred in prior periods on homes sold in the period presented.
(7)This does not include interest on mezzanine term debt facilities or other indebtedness. See “— Liquidity and Capital Resources — Debt and Financing Arrangements.”
(8)Represents the interest expense under our senior revolving credit facilities incurred on homes sold for the current period during the period.
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
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
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
Adjusted Net Loss
We calculate Adjusted Net Loss as GAAP net loss adjusted to exclude non-cash expenses of stock-based compensation, derivative and warrant fair value adjustment and intangible amortization. It also excludes non-recurring restructuring charges, gain on lease termination, and convertible note payment-in-kind (“PIK”) interest and issuance discount amortization. Adjusted Net Loss also aligns the timing of impairment charges recorded under GAAP to the period in which the related revenue is recorded in order to improve the comparability of this measure to our non-GAAP financial measures of unit economics, as described above. Our calculation of Adjusted Net Loss does not currently include the tax effects of the non-GAAP adjustments because our taxes and such tax effects have not been material to date.
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
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
The following table presents a reconciliation of our Adjusted Net Loss and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
(in thousands, except percentages)	2021	2020
Net loss (GAAP)	$(270,436)	$(62,196)
Adjustments:
Stock-based compensation	238,832	2,970
Derivative and warrant fair value adjustment(1)	15,272	1,012
Intangibles amortization expense(2)	580	1,080
Inventory impairment – Current Period(3)	20	6,221
Inventory impairment — Prior Periods(4)	(114)	(8,421)
Restructuring(5)	79	889
Convertible note PIK interest and discount amortization(6)	—	2,695
Gain on lease termination	(5,237)	—
Other(7)	203	(44)
Adjusted Net Loss	$(20,801)	$(55,794)
Adjustments:
Depreciation and amortization, excluding amortization of intangibles and right of use assets	8,434	5,046
Property financing(8)	6,980	18,210
Other interest expense(9)	4,019	6,822
Interest income(10)	(867)	(2,680)
Income tax expense	94	119
Adjusted EBITDA	$(2,141)	$(28,277)
Adjusted EBITDA Margin	(0.3)%	(2.3)%
________________
(1)Represents the gains and losses on our warrant liabilities, which are marked to fair value at the end of each period.
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
(7)Includes primarily gain or loss on disposal of fixed assets, gain or loss on interest rate lock commitments, gain or loss on the sale of marketable securities and sublease income.
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
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
Components of Our Results of Operations
Revenue
We generate revenue primarily from the sale of homes that we previously acquired from homeowners. In addition, we generate revenue from additional services we provide to both home sellers and buyers, which consists primarily of title insurance and escrow services, Buy with Opendoor, List with Opendoor and Opendoor Home Loans.
Due to the pause in home purchases following the outbreak of the COVID-19 pandemic, our inventory levels began to meaningfully decline in March 2020. We experienced sequential, quarter-over-quarter declines in revenue in the second, third, and fourth quarters of 2020. We resumed operations in all markets in August 2020 and have been actively rebuilding our inventory, leading to sequential growth in balances for the fourth quarter of 2020 and the first quarter of 2021. Likewise, we returned to sequential revenue growth in the first quarter of 2021 and expect this trend to continue for the remainder of the year.
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
We expect our recurring general and administrative expense to increase following the Closing, as we begin to incur public company costs. See “— The Business Combination” above. Additionally, we incurred a significant increase in stock-based compensation in the first quarter of 2021 as a result of certain performance-based awards and historical RSUs satisfying their liquidity event vesting condition. We expect stock based compensation to continue to be elevated in the second quarter of 2021 while we continue to record expense for certain performance-based awards and then decline beginning in the third quarter of 2021. The increase in stock-based compensation will impact each line item within Other operating expenses.
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
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
Derivative and Warrant Fair Value Adjustment
Derivative and warrant fair value adjustment consists of unrealized and realized gains and losses as a result of marking our warrants and embedded derivatives related to the Convertible Notes to fair value at the end of each reporting period and subsequent settlement through exercise of warrants and conversion of the Convertible Notes to equity.

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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
Results of Operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following table sets forth our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Change in
(in thousands, except percentages)	2021	2020	$	%
Revenue	$747,274	$1,255,795	$(508,521)	(40)%
Cost of revenue	650,142	1,164,748	(514,606)	(44)%
Gross profit	97,132	91,047	6,085	7%
Operating expenses:
Sales, marketing and operations	69,066	81,689	(12,623)	(15)%
General and administrative	222,084	29,583	192,501	651%
Technology and development	50,677	15,787	34,890	221%
Total operating expenses	341,827	127,059	214,768	169%
Loss from operations	(244,695)	(36,012)	(208,683)	579%
Derivative and warrant fair value adjustment	(15,272)	(1,012)	(14,260)	N/M
Interest expense	(10,999)	(27,727)	16,728	(60)%
Other income-net	624	2,675	(2,051)	(77)%
Loss before income taxes	(270,342)	(62,076)	(208,266)	336%
Income tax expense	(94)	(120)	26	(22)%
Net loss	$(270,436)	$(62,196)	$(208,240)	335%
N/M - Not meaningful.
Revenue
Revenue decreased by $508.5 million, or 40%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease in revenue was primarily attributable to lower sales volumes, reflecting the decline in our inventory levels in response to the COVID-19 pandemic. See “— Business Impact of COVID-19”. We sold 2,462 homes during the three months ended March 31, 2021, compared to 4,908 homes during the three months ended March 31, 2020, representing a decrease of 50%, while revenue per home sold increased 19% between periods. Average resale prices were positively impacted by mix, home price appreciation, and buybox expansion.
Cost of Revenue and Gross Profit
Cost of revenue decreased by $514.6 million, or 44%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. This decrease in cost of revenue was primarily attributable to lower sales volumes.
Gross profit margins improved from 7.3% to 13.0% for the three months ended March 31, 2020 and March 31, 2021, respectively. For the same periods, adjusted Gross Margins improved from 7.1% to 13.0%. Gross margin improvement was primarily due to a combination of healthy inventory mix, home price appreciation and enhanced inventory management strategies. In addition, we saw gains in home renovation efficiency and margins associated with adjacent services. Contribution Margin increased from 3.1% to 10.2% for the same periods, due largely to higher Adjusted Gross Margins as well as improvements in direct selling and holding costs. See “— Non-GAAP Financial Measures.”
Other Operating Expenses
Sales, Marketing and Operations. Sales, marketing and operations decreased by $12.6 million, or 15%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was primarily attributable to resale broker commissions and resale transaction costs, which declined by $16.6 million and $2.4 million, respectively, due to lower resale volumes. In addition, property holding costs declined by $4.6 million due to lower inventory volumes. The decreases were partially offset by a $12.3 million increase in advertising expense as we increased advertising in an effort to ramp up acquisition volumes in both existing and new markets.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
General and Administrative. General and administrative increased by $192.5 million, or 651%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily attributable to $195.5 million of additional stock based compensation from the commencement of expense recognition of certain performance awards following the consummation of the Business Combination in December 2020 as well as the expense recognition of certain restricted stock units ("RSUs") upon the fulfillment of the liquidity event vesting condition satisfied by the February 2021 Offering.
Technology and Development. Technology and development increased by $34.9 million, or 221%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase was primarily attributable to a $34.3 million increase in stock based compensation from the expense recognition of certain RSUs upon the fulfillment of the liquidity event vesting condition satisfied by the February 2021 Offering.
Derivative and Warrant Fair Value Adjustment
Derivative and warrant fair value adjustment decreased by $14.3 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The loss for the three months ended March 31, 2021 was attributable to an adjustment to the fair value of the Sponsor Warrants of $15.3 million. The increase in the fair value of the Sponsor Warrants is observed through the increase in the quotable price for the Public Warrants, which trade on the Nasdaq Stock Market LLC under the ticker symbol "OPENW." This is compared to the loss for the three months ended March 31, 2020 that was attributable to the increase in the fair value of the Warrant Commitment of $1.0 million.
Interest Expense
Interest expense decreased by $16.7 million, or 60%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was primarily attributable to a 48% decrease in the average outstanding balance of our financing facilities due to the reduction in inventory levels as well as the elimination of interest expense related to the Convertible Notes which were converted into equity in September 2020.
Other Income — Net
Other income – net decreased by $2.1 million, or 77%, for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The decrease was primarily attributable to lower interest income from cash, cash equivalents and marketable securities.
Income Tax Expense
Income tax expense decreased by a nominal amount for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities. As of March 31, 2021, we had cash and cash equivalents of $2,039.9 million, marketable securities of $58.6 million and total outstanding balances on our credit facilities and secured borrowings of $736.6 million. In addition, we had committed and undrawn borrowing capacity of $875.7 million under our asset-backed senior revolving credit facilities and committed and undrawn borrowing capacity of $309.0 million under our mezzanine term debt facilities (as described further below).
We have incurred losses from inception through March 31, 2021 and expect to incur additional losses for the foreseeable future. Our ability to service our debt, fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities, which is subject to our future operating success, and obtain inventory acquisition financing on reasonable terms, which is subject to factors beyond our control, including general economic, political and financial market conditions.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
We expect our working capital requirements to continue to increase in the immediate future, as we seek to increase our inventory and expand into more markets across the United States. We believe our cash on hand, including the cash we obtained as a result of the Business Combination and the February 2021 Offering together with cash we expect to generate from future operations and borrowings, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. The discussion below does not include transactions that occurred subsequent to March 31, 2021. See “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Subsequent Events” for additional information regarding transactions subsequent to the balance sheet date.
Debt and Financing Arrangements
Our financing activities include short-term borrowing under our asset-backed senior revolving credit facilities, the issuance of long-term asset-backed mezzanine term debt, borrowing under our mortgage repurchase financing, and new issuances of equity. Historically, we have required access to external financing resources in order to fund growth, expansion into new markets and strategic initiatives and we expect this to continue in the future. Our access to capital markets can be impacted by factors outside our control, including economic conditions.
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
Asset-backed Senior Revolving Credit Facilities
The table below summarizes our asset-backed senior revolving credit facilities as of March 31, 2021:

March 31, 2021	Borrowing Capacity	Outstanding Amount	Weighted Average Interest Rate	End of Revolving Period	Final Maturity Date
Revolving Facility 2018-2	$750,000	$—	—%	September 23, 2022	December 23, 2022
Revolving Facility 2018-3	100,000	30,472	3.62%	June 1, 2023	June 1, 2023
Revolving Facility 2019-1	300,000	50,893	2.86%	March 4, 2022	March 4, 2022
Revolving Facility 2019-2	1,030,000	398,952	2.70%	July 8, 2021	July 7, 2022
Revolving Facility 2019-3	475,000	108,457	3.25%	August 22, 2022	August 21, 2023
Total	$2,655,000	$588,774

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
In some cases, the undrawn borrowing capacity amounts under the asset-backed senior revolving credit facilities as reflected in the table are not fully committed and any borrowings above those amounts are subject to the applicable lender’s discretion. As of March 31, 2021, the Company had fully committed borrowing capacity with respect to asset-backed senior revolving credit facilities of $1,464.5 million.
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
Asset-Backed Mezzanine Term Debt Facilities
In addition to the asset-backed senior revolving credit facilities, we have issued asset-backed mezzanine term debt facilities which are subordinated to the related senior facilities. The table below summarizes our asset-backed mezzanine term debt facilities as of March 31, 2021:

March 31, 2021	Borrowing Capacity	Outstanding Amount	Interest Rate	End of Draw Period	Final Maturity Date
Term Debt Facility 2016-M1	$149,000	$40,000	10.00%	October 31, 2023	March 31, 2025
Term Debt Facility 2020-M1	300,000	100,000	10.00%	January 23, 2023	January 23, 2026
Total	$449,000	$140,000
	Issuance Costs	(3,527)
	Carrying Value	$136,473
Undrawn amounts under the mezzanine term debt facilities of $309.0 million as reflected in the table above are fully committed and generally may be drawn at any time during the draw period.
See “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 7. Credit Facilities and Long-Term Debt” for additional information regarding our non-recourse asset-backed financing facilities.
Mortgage Financing
We primarily use debt financing to fund our mortgage loan originations. In 2019 we entered into a master repurchase agreement to finance substantially all of the mortgage loans that we originate. Once our mortgage business sells a loan in the secondary mortgage market, we use the sale proceeds to reduce the outstanding balance under the repurchase facility. See “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 7. Credit Facilities and Long-Term Debt” for additional information regarding our master repurchase agreement.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash (used in) provided by operating activities	$(404,707)	$436,382
Net cash used in investing activities	$(25,287)	$(55,152)
Net cash provided by (used in) financing activities	$1,107,653	$(346,915)
Net increase in cash, cash equivalents, and restricted cash	$677,659	$34,315
Net Cash (Used in) Provided by Operating Activities
Net cash (used in) provided by operating activities was $(404.7) million and $436.4 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, cash used in operating activities was

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
primarily driven by the $374.7 million increase in inventory and a $17.8 million increase in escrow receivables correlated to the increase in first quarter 2021 revenue. For the three months ended March 31, 2020, cash provided by operating activities was primarily driven by a $480.2 million reduction in real estate inventory offset by adjusted net loss of ($55.8) million.
Net Cash Used in Investing Activities
Net cash used in investing activities was $25.3 million and $55.2 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, cash used in investing activities primarily consisted of the $11.1 million increase in marketable securities and the $10.0 million purchase of a strategic investment in a privately held company. For the three months ended March 31, 2020, cash used in investing activities primarily consisted of the $49.5 million increase in marketable securities.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by (used in) financing activities was $1,107.7 million and $(346.9) million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021, cash provided by financing activities was primarily attributable to $886.1 million in proceeds from the February 2021 Offering, net of $28.8 million of issuance costs, and $250.2 million net proceeds from our senior revolving credit facilities. For the three months ended March 31, 2020, cash used in financing activities was primarily attributable to the repayment of $346.1 million to our senior revolving credit facilities and mezzanine term debt facilities.
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, except for the categories of contractual obligations included in the table below, which have been updated to reflect our contractual obligations as of March 31, 2021:

	Payment Due by Year
(in thousands)	Total	Less than 1 year
Senior revolving credit facilities(1)	$592,930	$592,930
Mortgage financing(2)	7,795	7,795
Purchase commitments(3)	1,302,506	1,302,506
Total	$1,903,231	$1,903,231
______________
(1)Represents the principal amounts outstanding as of March 31, 2021. Includes estimated interest payments, calculated using the variable rate in existence at period end over an assumed holding period of 90 days. Borrowings under the senior revolving credit facilities are payable as the related inventory is sold. The payment is expected to be within one year of March 31, 2021.
(2)Represents the principal amounts outstanding as of March 31, 2021. The facility provides short-term financing between the origination of a mortgage loan and when Opendoor Home Loans sells the loan to an investor. Included estimated interest payments, calculated using the variable rate in existence at period end over the Company’s average holding period for mortgage loans.
(3)As of March 31, 2021, we were under contract to purchase 4,027 homes for an aggregate purchase price of $1,302.5 million.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2021.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
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
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated financial statements. Based on this definition, critical accounting policies and estimates are discussed in “Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Annual Report. There have been no significant changes to these critical accounting estimates during the first three months of 2021, except as noted below. In addition, we have other key accounting policies and estimates that are described in “Part I – Item 1. Financial Statements –Notes to Condensed Consolidated Financial Statements – Note 1. Description of Business and Accounting Policies” in this Quarterly Report on Form 10-Q.

Public and Sponsor Warrants
On April 30, 2020, SCH consummated its initial public offering of 41,400,000 units, consisting of one share of Class A common stock and one third of one warrant exercisable for Class A common stock, at a price of $10.00 per unit. Each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, SCH completed the private placement of 6,133,333 warrants to SCH’s sponsor at a price of $1.50 per warrant (the “Sponsor Warrants”). Each Sponsor Warrant allows the sponsor to purchase one share of Class A common stock at $11.50 per share. As of December 31, 2020, there were 19,933,333 warrants outstanding.
The Sponsor Warrants and shares of common stock issuable upon the exercise of Sponsor Warrants may not be transferred, assigned, or sold until 30 days after the completion of a Business Combination. Additionally, the Sponsor Warrants are eligible for cash and cashless exercises, at the holder’s option, and are redeemable only if the Reference Value, as defined in the Warrant Agreement, is less than $18.00 per share. If the Sponsor Warrants are held by someone other than the sponsors and certain permitted transferees, the Sponsor Warrants will redeemable and exercisable on the same basis as the Public Warrants.
We evaluated the Public and Sponsor Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity, and concluded that the Sponsor Warrants do not meet the criteria to be classified in shareholders’ equity. Specifically the exercise and settlement features for the Sponsor Warrants preclude them from being considered indexed to the Company’s own stock given that a change in the holder of the Sponsor Warrants may alter the settlement of the Sponsor Warrants. Since the holder of the instrument is not an input to a standard option pricing model, a consideration with respect to the indexation guidance, a change in the holder for the Sponsor Warrants impacting their value means the Sponsor Warrants are not indexed to the Company’s own stock. Since the Private Warrants meet the definition of a derivative under ASC 815, we recorded these warrants as liabilities on the balance sheet at fair value upon the consummation of the Business Combination, with subsequent changes in their respective fair values recognized in the consolidated statement of operations at each reporting period. The Company concluded that the Public Warrants, which do not have the same exercise and settlement features as the Sponsor Warrants, meet the criteria to be classified in shareholders' equity.
The Public Warrants are publicly traded and thus had an observable market price. The Sponsor Warrants are held by a single entity whereby distributions of the Sponsor Warrants to individual owners is subject to certain barriers. As the Sponsor Warrants are held by a single market participant and the transfer of the Sponsor Warrants outside of a small group of permitted transferees would result in the Sponsor Warrants having substantially the same terms as the Public Warrants, management determined that the fair value of each Sponsor Warrant is the same as that of a Public Warrant, with an insignificant adjustment for short-term marketability restrictions. While the changes in the fair value of the Sponsor Warrants may be material to our future operating results, there is no significant judgment involved in measuring the fair value of the Sponsor Warrants.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
Recent Accounting Pronouncements
For information on recent accounting standards, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 1. Description of Business and Accounting Policies”.

OPENDOOR TECHNOLOGIES INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily consist of fluctuations in interest rates.
Interest Rate Risk
We are subject to market risk by way of changes in interest rates on borrowings under our inventory financing facilities and mortgage financing repurchase agreement. As of March 31, 2021 and December 31, 2020 we had outstanding borrowings of $596.6 million and $346.3 million, respectively, which bear interest at a floating rate based on a London Interbank Offered Rate (“LIBOR”) reference rate plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. Many of our floating rate debt facilities also have LIBOR floors. Assuming no change in the outstanding borrowings on our credit facilities, we estimate that a one percentage point increase in LIBOR would increase our annual interest expense by approximately $4.0 million and $4.4 million as of March 31, 2021 and December 31, 2020, respectively.
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
Item 4. Controls and Procedures.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021, due to the material weaknesses described below, our disclosure controls and procedures were not effective at the reasonable assurance level.
Material Weaknesses
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

OPENDOOR TECHNOLOGIES INC.

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
Remediation Activities
Management has been actively engaged in remediating the above described material weakness since the fourth quarter of 2020. The following remedial actions were completed during the quarter ended March 31, 2021:
•hired a Chief Information Security Officer to help implement policy and processes with respect to the information technology environment;
•conducted a comprehensive risk assessment that identifies the risks of material misstatement whether due to error or fraud in the consolidated financial statements;
•implemented software in our enterprise resource planning system to detect and remediate segregation of duties conflicts and assist with documentation of access and change management controls;
•strengthened our internal policies, processes and reviews, including drafting of related documentation thereof; and
•implemented a ticketing process to support IT general controls for multiple systems
The following remedial actions, which management commenced in conjunction with the implementation of its Sarbanes-Oxley Compliance program in 2021, are in process as of March 31, 2021:
•document processes and controls, and evaluate the effectiveness of our controls to mitigate the identified risks of material misstatement;
•remediate any control gaps identified by implementing new controls or redesigning existing controls, including entity level, process level and IT general controls; and
•perform a segregation of duties analysis, segregate conflicting roles and remove unnecessary user access to financial reporting systems and applications relevant to the preparation of our financial statements.
In addition, as a result of the correction of prior period amounts as described in “Part I – Item 1. Financial Statements –Notes to Condensed Consolidated Financial Statements – Note 1. Description of Business and Accounting Policies” management has concluded that the Company had an additional material weakness as of December 31, 2020 related to the accounting and classification of significant and unusual transactions. The significant & unusual transaction review performed to evaluate the accounting for the Business Combination was incomplete in that a thorough analysis of the Warrants was not performed under Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). Specifically, while the equity classification of warrants with provisions similar to those of the Sponsor Warrants was historically broadly accepted industry practice, our management did not sufficiently analyze the propriety of this classification and did not identify the error in this accounting practice until the SEC’s issuance of the Staff Statement on April 12, 2021. This material weakness resulted in the correction of our consolidated financial statements as of and for the year ended December 31, 2020. This deficiency is a result of our previously smaller accounting team as a private company coupled with insufficient controls to ensure the completeness of all material components of each significant and unusual transaction evaluated. To remediate this material weakness we:
•hired additional personnel subsequent to the Business Combination and are continuing to expand our team in order to have sufficient capacity to thoroughly evaluate all material components of each significant and unusual transaction; and
•revisited our controls over accounting for significant and unusual transactions in conjunction with the implementation of the Company's Sarbanes Oxley Compliance program in 2021. The Company will enhance these controls with a focus on ensuring the analysis is complete and includes each of the material components of the transaction.
The process of implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may take additional actions to address control deficiencies or modify certain of the remediation measures described above. Our management and board of directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

OPENDOOR TECHNOLOGIES INC.

While significant progress has been made to enhance our internal control over financial reporting, we are still in the process of implementing, documenting and testing these processes, procedures and controls. Additional time is required to complete implementation and to assess and ensure the sustainability of these procedures. We believe the above actions will be effective in remediating the material weaknesses described above and we will continue to devote significant time and attention to these remedial efforts. However, the material weaknesses cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.
Notwithstanding the material weaknesses, management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.
Changes in Internal Control over Financial Reporting
Other than as described above, there have been no material changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OPENDOOR TECHNOLOGIES INC.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
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
Item 1A. Risk Factors.
In the course of conducting our business operations, we are exposed to a variety of risks. These risks are generally inherent to the U.S. residential real estate industry or otherwise generally impact iBuyers like us. Any of the risk factors we described in "Part I – Item 1A. Risk Factors," in our Annual Report or described below, have affected or could materially adversely affect our business, financial condition and results of operations. The market price of shares of our common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Certain statements in “Risk Factors” are forward-looking statements. See “Forward-Looking Statements.”
Except as set forth below, there have been no material changes to the Company's risk factors since the Annual Report.
Risks Related to Our Business and Industry
We have identified material weaknesses in our internal control over financial reporting and may identify additional material weaknesses in the future or fail to maintain an effective system of internal control over financial reporting, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.
We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed, we identified a material weakness related to our general information technology controls, including the design and implementation of access and change management controls. Additionally, key components of the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework have not been fully implemented, including control and monitoring activities relating to: (1) electing and developing general control activities over technology to support the achievement of objectives; and (2) electing, developing, and performing ongoing and/or separate evaluations to ascertain whether the components of internal control are present and functioning. We recently identified a further material weakness related to the accounting and classification of significant and unusual transactions, which led to the correction of prior period amounts described in “Part I – Item 1. Financial Statements –Notes to Condensed Consolidated Financial Statements – Note 1. Description of Business and Accounting Policies.”
We have engaged a third-party consultant, are in the process of designing and implementing measures to improve our internal control over financial reporting and have begun expanding our accounting, legal and IT security teams to remediate these material weaknesses. While we are designing and implementing measures to remediate the material weaknesses, we cannot predict the success of such measures or the outcome of our assessment of these measures at this time. We can give no assurance that these measures will remediate the deficiencies in internal control or that additional material weaknesses or

OPENDOOR TECHNOLOGIES INC.

significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to a restatement of our financial statements or cause us to fail to meet our reporting obligations.
As a public company, beginning with our second annual report on Form 10-K, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for future annual reports on Form 10-K to be filed with the SEC. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting in future annual reports on Form 10-K to be filed with the SEC. We will be required to disclose changes made in our internal controls and procedures on a quarterly basis. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, the applicable stock exchange or other regulatory authorities, which would require additional financial and management resources. We have begun the process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 in the future, but we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
None.
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
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

OPENDOOR TECHNOLOGIES INC.

Item 5. Other Information.
On May 6, 2021, the Company’s Board of Directors approved a modification to the Company’s management structure following a reassessment of functions due to the addition of Andrew Low Ah Kee in 2020 and Daniel Morillo in early 2021 to the Company's management team. As a result of such modification, Ian Wong, the Company’s co-founder and Chief Technology Officer, and Tom Willerer, the Company’s Chief Product Officer, will no longer be functioning or designated as executive officers of the Company.

OPENDOOR TECHNOLOGIES INC.

Item 6. Exhibits.
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1		Agreement and Plan of Merger, dated as of September 15, 2020, by and among Social Capital Hedosophia Corp. II, Hestia Merger Sub Inc. and Opendoor Labs Inc.	8-K	001-39253	2.1	09/17/2020
3.1		Certificate of Incorporation of Opendoor Technologies Inc.	8-K	001-39253	3.1	12/18/2020
3.2		Bylaws of Opendoor Technologies Inc.	S-1/A	333-251529	3.3	01/15/2021
4.1		Specimen Common Stock Certificate of Opendoor Technologies Inc.	S-4/A	333-249302	4.5	11/06/2020
4.2		Warrant Agreement, dated April 27, 2020, between Social Capital Hedosophia Holdings Corp. II. and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39253	4.1	04/30/2020
4.3		Amendment to Warrant Agreement, dated March 22, 2021, between Opendoor Technologies Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent					*
10.1	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement Under 2020 Incentive Award Plan	8-K	001-39253	99.1	04/02/2021
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH		Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104		Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*
________________
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

OPENDOOR TECHNOLOGIES INC.
SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENDOOR TECHNOLOGIES INC.

Date:	May 12, 2021	By:	/s/ Eric Wu

			Name:	Eric Wu
			Title:	Chief Executive Officer

Date:	May 12, 2021	By:	/s/ Carrie Wheeler

			Name:	Carrie Wheeler
			Title:	Chief Financial Officer