Form 10-Q
period 2021-06-30
Opendoor Technologies Inc.
filed 2021-08-11
CIK 1801169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s common stock outstanding as of August 4, 2021 was approximately 604,641,158.

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
As a result of the Business Combination completed on December 18, 2020, Opendoor Labs Inc. share and per share amounts presented in this Quarterly Report on Form 10-Q, for periods prior to the Business Combination, have been retroactively converted by application of the exchange ratio of 1.618. For more information regarding the business combination, please see “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – The Business Combination”.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

		June 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$1,557,815	$1,412,665
Restricted cash		131,652	92,863
Marketable securities		200,143	47,637
Mortgage loans held for sale pledged under agreements to repurchase		25,368	7,529
Escrow receivable		32,848	1,494
Real estate inventory, net		2,723,648	465,936
Other current assets ($811 and $373 carried at fair value)		67,149	24,987
Total current assets		4,738,623	2,053,111
PROPERTY AND EQUIPMENT – Net		33,962	29,228
RIGHT OF USE ASSETS		45,581	49,517
GOODWILL		30,945	30,945
INTANGIBLES – Net		7,754	8,684
OTHER ASSETS ($10,000 and $0 carried at fair value)		11,396	4,097
TOTAL ASSETS	(1)	$4,868,261	$2,175,582
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities		$70,900	$25,270
Current portion of credit facilities and other secured borrowings		1,690,878	346,322
Warrant liabilities - current		38,669	—
Interest payable		4,605	1,081
Lease liabilities - current portion		4,999	20,716
Total current liabilities		1,810,051	393,389
CREDIT FACILITIES – Net of current portion		595,579	135,467
WARRANT LIABILITIES		—	47,349
LEASE LIABILITIES – Net of current portion		44,593	46,625
OTHER LIABILITIES		117	94
Total liabilities	(2)	2,450,340	622,924
COMMITMENTS AND CONTINGENCIES (See Note 17)
SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 3,000,000,000 shares authorized; 593,838,919 and 540,714,692 shares issued and outstanding, respectively		59	54
Additional paid-in capital		3,875,552	2,596,012
Accumulated deficit		(1,457,690)	(1,043,449)
Accumulated other comprehensive income		—	41
Total shareholders’ equity		2,417,921	1,552,658
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$4,868,261	$2,175,582
________________
(1)The Company’s consolidated assets at June 30, 2021 and December 31, 2020 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Cash and cash equivalents, $1,002 and $15,849; Restricted cash, $122,379 and $81,408; Real estate inventory, net, $2,605,155 and $460,680; Escrow receivable, $32,686 and $1,364; Other current assets, $27,761 and $5,365; and Total assets of $2,788,983 and $564,666, respectively.
(2)The Company’s consolidated liabilities at June 30, 2021 and December 31, 2020 include the following liabilities for which the VIE creditors do not have recourse to Opendoor: Accounts payable and other accrued liabilities, $23,912 and $2,335; Interest payable, $4,541 and $1,059; Current portion of credit facilities and other secured borrowings, $1,666,522 and $339,173; Credit facilities, net of current portion, $599,000 and $135,467; and Total liabilities, $2,293,975 and $478,034, respectively.
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE	$1,185,386	$739,827	$1,932,660	$1,995,622
COST OF REVENUE	1,026,615	685,253	1,676,757	1,850,001
GROSS PROFIT	158,771	54,574	255,903	145,621
OPERATING EXPENSES:
Sales, marketing and operations	96,525	47,265	165,591	128,954
General and administrative	190,611	29,323	412,695	58,906
Technology and development	24,388	16,838	75,065	32,625
Total operating expenses	311,524	93,426	653,351	220,485
LOSS FROM OPERATIONS	(152,753)	(38,852)	(397,448)	(74,864)
DERIVATIVE AND WARRANT FAIR VALUE ADJUSTMENT	23,952	122	8,680	(890)
INTEREST EXPENSE	(15,826)	(17,290)	(26,825)	(45,017)
OTHER INCOME – Net	1,012	180	1,636	2,855
LOSS BEFORE INCOME TAXES	(143,615)	(55,840)	(413,957)	(117,916)
INCOME TAX EXPENSE	(190)	(79)	(284)	(199)
NET LOSS	$(143,805)	$(55,919)	(414,241)	(118,115)
Net loss per share attributable to common shareholders:
Basic	$(0.24)	$(0.66)	$(0.72)	$(1.40)
Diluted	$(0.24)	$(0.66)	$(0.72)	$(1.40)
Weighted-average shares outstanding:
Basic	588,374	84,588	576,941	84,308
Diluted	588,374	84,588	576,941	84,308

See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
NET LOSS	$(143,805)	$(55,919)	$(414,241)	$(118,115)
OTHER COMPREHENSIVE INCOME:
Unrealized (loss) gain on marketable securities	(6)	583	(41)	284
COMPREHENSIVE LOSS	$(143,811)	$(55,336)	$(414,282)	$(117,831)
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY
EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands, except number of shares)
(Unaudited)

	Temporary Equity										Shareholders’ Equity (Deficit)
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE-March 31, 2021	—	—	—	—	—	—	—	—	—	—	585,691,729	58	3,697,382	(1,313,885)	6	2,383,561
Issuance of common stock in connection with the February 2021 Offering	—	—	—	—	—	—	—	—	—	—	—	—	(28)	—	—	(28)
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	329,042	—	29	—	—	29
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	3,163,113	—		—	—	—
Common stock issued upon exercise of warrants	—	—	—	—	—	—	—	—	—	—	504,477	—	5,801	—	—	5,801
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	4,150,558	1	6,470	—	—	6,471
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	165,898	—	—	165,898
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6)	(6)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(143,805)	—	(143,805)
BALANCE–June 30, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	593,838,919	$59	$3,875,552	$(1,457,690)	$—	$2,417,921

	Temporary Equity										Shareholders’ Equity (Deficit)
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE-December 31, 2020	—	—	—	—	—	—	—	—	—	—	540,714,692	54	2,596,012	(1,043,449)	41	1,552,658
Issuance of common stock in connection with the February 2021 Offering	—	—	—	—	—	—	—	—	—	—	32,817,421	3	857,191	—	—	857,194
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	660,269	—	45	—	—	45
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	14,899,985	1	—	—	—	1
Common stock issued upon exercise of warrants	—	—	—	—	—	—	—	—	—	—	504,477	—	5,801	—	—	5,801
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	4,242,075	1	6,736	—	—	6,737
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	409,767	—	—	409,767
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(41)	(41)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(414,241)	—	(414,241)
BALANCE–June 30, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	593,838,919	$59	$3,875,552	$(1,457,690)	$—	$2,417,921

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY
EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands, except number of shares)
(Unaudited)

	Temporary Equity										Shareholders’ Equity (Deficit)
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE-March 31, 2020	40,089,513	$9,763	23,840,816	$20,049	29,070,700	$80,519	63,470,884	$257,951	157,952,523	$1,013,220	84,427,317	—	$60,794	$(852,679)	$(281)	$(792,166)
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	345,209	—	38	—	—	38
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	210,535	—	275	—	—	275
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	3,670	—	—	3,670
Other comprehensive gain	—	—	—	—	—	—	—	—	—	—	—	—	—	—	583	583
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(55,919)	—	(55,919)
BALANCE–June 30, 2020	40,089,513	$9,763	23,840,816	$20,049	29,070,700	$80,519	63,470,884	$257,951	157,952,523	$1,013,220	84,983,061	$—	$64,777	$(908,598)	$302	$(843,519)

	Temporary Equity										Shareholders’ Equity (Deficit)
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE-December 31, 2019	40,089,513	$9,763	23,840,816	$20,049	29,070,700	$80,519	63,470,884	$257,951	157,952,523	$1,013,220	83,748,443	—	$57,362	$(790,483)	$18	$(733,103)
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	786,535	—	74	—	—	74
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	448,083	—	701	—	—	701
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	6,640	—	—	6,640
Other comprehensive gain	—	—	—	—	—	—	—	—	—	—	—	—	—	—	284	284
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(118,115)	—	(118,115)
BALANCE–June 30, 2020	40,089,513	$9,763	23,840,816	$20,049	29,070,700	$80,519	63,470,884	$257,951	157,952,523	$1,013,220	84,983,061	$—	$64,777	$(908,598)	$302	$(843,519)

See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(414,241)	$(118,115)
Adjustments to reconcile net loss to cash, cash equivalents, and restricted cash (used in) provided by operating activities:
Depreciation and amortization – net of accretion	16,608	20,065
Amortization of right of use asset	4,260	8,712
Impairment of software development costs	2,515	—
Stock-based compensation	403,048	6,640
Derivative and warrant fair value adjustment	(8,680)	890
Gain on settlement of lease liabilities	(5,237)	—
Inventory valuation adjustment	942	7,452
Changes in fair value of derivative instruments	(438)	(527)
Payment-in-kind interest	—	2,704
Dividend-in-kind	143	—
Net fair value adjustments and gain (loss) on sale of mortgage loans held for sale	(2,032)	(829)
Origination of mortgage loans held for sale	(83,360)	(42,636)
Proceeds from sale and principal collections of mortgage loans held for sale	67,566	34,397
Changes in operating assets and liabilities:
Escrow receivable	(31,354)	4,178
Real estate inventories	(2,249,488)	1,035,088
Other assets	(37,057)	10,809
Accounts payable and other accrued liabilities	34,569	(8,881)
Interest payable	96	(3,044)
Lease liabilities	(9,968)	(6,556)
Net cash (used in) provided by operating activities	(2,312,108)	950,347
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10,957)	(10,753)
Purchase of intangible assets	(240)	—
Purchase of marketable securities	(238,464)	(113,833)
Proceeds from sales, maturities, redemptions and paydowns of marketable securities	85,638	55,666
Purchase of non-marketable equity securities	(10,000)	—
Net cash used in investing activities	(174,023)	(68,920)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6,739	688
Proceeds from warrant exercise	4,823	—
Proceeds from the February 2021 Offering	886,067	—
Issuance cost of common stock	(28,876)	—
Proceeds from credit facilities and other secured borrowings	3,241,692	824,597
Principal payments on credit facilities and other secured borrowings	(1,438,136)	(1,723,443)
Payment of loan origination fees and debt issuance costs	(2,239)	(2,386)
Net cash provided by (used in) financing activities	2,670,070	(900,544)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	183,939	(19,117)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – Beginning of period	1,505,528	684,822
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	$1,689,467	$665,705
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid during the period for interest	$20,526	$40,333
RECONCILIATION TO CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$1,557,815	$458,058
Restricted cash	131,652	207,647
Cash, cash equivalents, and restricted cash	$1,689,467	$665,705
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)

1.DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES
Description of Business
Opendoor Technologies Inc. (the “Company” and “Opendoor”) including its consolidated subsidiaries and certain variable interest entities (“VIEs”), is a leading digital platform for buying and selling homes. Opendoor streamlines the home selling and buying transaction and creates an end-to-end experience online. Since its inception through June 30, 2021, the Company had completed over 100,000 home transactions. As of June 30, 2021, the Company operated in 39 markets across the United States. The Company was incorporated in Delaware on December 30, 2013.
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
The Company took into consideration the guidance in the Staff Statement and Accounting Standards Codification 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity ("ASC 815-40") and evaluated the Public and Sponsor Warrants (each as defined herein and collectively the "Warrants"). The Warrants were issued in a private placement simultaneously with the closing of the initial public offering of Social Capital Hedosophia Holdings Corp. II (“SCH”), assumed by the Company through the Business Combination (as defined herein) on December 18, 2020, and classified in shareholders' equity as of and for the year ended December 31, 2020. While the Company concluded the Public Warrants meet the criteria to continue to be classified in shareholders' equity, the Company concluded the Sponsor Warrants do not meet the scope exception from derivative accounting prescribed by ASC 815-40 and should therefore be recorded as a liability on the Company’s consolidated balance sheet at fair value as of the closing of the Business Combination, with subsequent changes in their fair value recognized in the Company’s condensed consolidated statement of operations at each reporting date. The accounting for the Sponsor Warrants does not impact the Company's financial statements in any reporting periods prior to the Business Combination, as the Company assumed the Warrants through the Business Combination which was accounted for as a reverse recapitalization.
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
The Company evaluated the impact of error related to the accounting treatment of Sponsor Warrants with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and determined, based on consideration of quantitative and qualitative factors, that the error had an immaterial impact, individually and in aggregate. As such, the Company corrected its accounting for Sponsor Warrants in its Quarterly Report on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021.
The following table provides the impact of the correction on the Company's consolidated balance sheet as of December 31, 2020, as presented herein (in thousands):

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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements as of June 30, 2021 and December 31, 2020 and for the three and six month periods ended June 30, 2021 and 2020 include the accounts of Opendoor, its wholly owned subsidiaries and VIEs where the Company is the primary beneficiary. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements herein.
As a result of the Business Combination completed on December 18, 2020, prior period share and per share amounts presented in the accompanying condensed consolidated financial statements and these related notes have been retroactively converted. See “Note 2— Business Combination” for additional information.
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
The Company’s significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 1. Description of Business and Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the six month period ended June 30, 2021, except as noted below.
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
Non-marketable Equity Securities
The Company's non-marketable equity securities are strategic investments in a privately held company. Non-marketable equity securities are investments that do not have a readily determinable fair value, which are measured at cost minus impairment, if any, adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Measurement Alternative”). All gains and losses on these investments, realized and unrealized, are recorded in Other income-net on the Company's condensed consolidated statements of operations. The Company assesses whether an impairment loss on its non-marketable equity securities has occurred due to declines in fair value or other market conditions. If any impairment is identified for non-marketable equity securities, the Company writes down the investment to its fair value.
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment and definite-lived intangible assets, among other long-term assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. Impairment loss of $0.9 million and $3.5 million was recognized for the three and six months ended June 30, 2021, respectively. Of these amounts, $0.6 million and $2.5 million are included in Technology and development for the three and six months ended June 30, 2021, respectively, and $0.3 million and $1.0 million are included in General and administrative for the three and six months ended June 30, 2021, respectively. Impairment loss of $1.8 million was recognized for each of the three and six months ended June 30, 2020. Of this amount, $0.9 million is included in Technology and development and $0.9 million is included in General and administrative, for both the three and six months ended June 30, 2020, respectively. The impairment loss recognized for the three and six months ended June 30, 2021 is related to abandonment of property and equipment and sublease of certain right of use assets.

Public and Sponsor Warrants
On April 30, 2020, SCH consummated its initial public offering of 41,400,000 units, consisting of one share of Class A common stock and one third of one warrant exercisable for Class A common stock, at a price of $10.00 per unit. Each whole warrant entitled the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, SCH completed the private sale of 6,133,333 warrants to SCH’s

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)
sponsor at a price of $1.50 per warrant (the “Sponsor Warrants”). Each Sponsor Warrant allowed the sponsor to purchase one share of Class A common stock at $11.50 per share.
The Sponsor Warrants and shares of common stock issuable upon the exercise of Sponsor Warrants were not able to be transferred, assigned, or sold until 30 days after the completion of a Business Combination. Additionally, the Sponsor Warrants were eligible for cash and cashless exercises, at the holder’s option, and were redeemable only if the reference value, as defined in the Warrant Agreement, was less than $18.00 per share. If the Sponsor Warrants were held by someone other than the sponsors and certain permitted transferees, the Sponsor Warrants would have been redeemable and exercisable on the same basis as the Public Warrants.
The Company evaluated the Public and Sponsor Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity, and concluded that the Sponsor Warrants do not meet the criteria to be classified in shareholders’ equity. Specifically, the exercise and settlement features for the Sponsor Warrants precluded them from being considered indexed to the Company’s own stock, given that a change in the holder of the Sponsor Warrants may alter the settlement of the Sponsor Warrants. Since the holder of the instrument is not an input to a standard option pricing model (a consideration with respect to the indexation guidance), the fact that a change in the holder could impact the value of the Sponsor Warrants means the Sponsor Warrants were not indexed to the Company’s own stock. Since the Private Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the balance sheet at fair value upon the consummation of the Business Combination, with subsequent changes in their respective fair values recognized in the condensed consolidated statement of operations at each reporting period. The Company concluded that the Public Warrants, which do not have the same exercise and settlement features as the Sponsor Warrants, meet the criteria to be classified in shareholders' equity.
On June 9, 2021, the Company filed a notice of redemption of all outstanding Public Warrants and Sponsor Warrants. The end of the redemption period was July 9, 2021, at which time the Company redeemed all unexercised warrants at a price of $0.10 per Warrant. See “Note 18 — Subsequent Events” for further information.
Recently Issued Accounting Standards Not Yet Adopted
In March 2020, the FASB issued ASU 2020-04 which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Inter- Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. This guidance is optional for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. This guidance is effective from March 12, 2020 through December 31, 2022. Entities may elect to adopt the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020, up to the date that the financial statements are available to be issued. The Company may elect to take advantage of this optional guidance in its transition away from LIBOR within certain debt contracts. The Company is currently evaluating the impact of adopting this guidance on the Company's financial position, results of operations or cash flows.
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
3.REAL ESTATE INVENTORY
The following table presents the components of inventory, net of applicable real estate inventory valuation adjustments, as of the dates presented (in thousands):

	June 30, 2021	December 31, 2020
Work-in-process	$1,025,954	$183,004
Finished goods	1,697,694	282,932
Total real estate inventory	$2,723,648	$465,936
4.CASH, CASH EQUIVALENTS, AND INVESTMENTS
The amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents, and marketable securities as of June 30, 2021 and December 31, 2020, are as follows (in thousands):

	June 30, 2021
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$60,674	$—	$—	$60,674	$60,674	$—
Money market funds	1,197,141	—	—	1,197,141	1,197,141	—
Time deposit	300,000	—	—	300,000	300,000	—
Mutual fund	200,143	—	—	200,143	—	200,143
Total	$1,757,958	$—	$—	$1,757,958	$1,557,815	$200,143

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
The Company has no debt securities with unrealized losses at June 30, 2021. A summary of debt securities with unrealized losses aggregated by period of continuous unrealized loss at December 31, 2020 is as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$19,296	$—	$—	$—	$19,296	$—
Corporate debt securities	7,538	(2)	$—	$—	7,538	(2)
Asset-backed securities	4,611	(4)	$—	$—	4,611	(4)
Total	$31,445	$(6)	$—	$—	$31,445	$(6)
As of June 30, 2021, the Company had $10.0 million of non-marketable equity securities without a readily determinable fair value, measured using the Measurement Alternative. The Company did not record any adjustments to the carrying value of its non-marketable equity securities.
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
Interest Rate Caps
The Company uses free-standing derivative instruments in the normal course of business as economic hedges to manage interest rate risks with respect to its variable senior credit facilities. The interest rate caps were carried at fair value in Other current assets with changes in fair value included in Other income. The Company’s interest rate cap position expired in November 2020.
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
The following table presents the total notional amounts and fair values for the Company’s derivatives (in thousands):

	Notional Amount	Fair Value Derivatives
June 30, 2021		Asset	Liability
Interest rate lock commitments	$57,853	$811	$—

	Notional Amount	Fair Value Derivatives
December 31, 2020		Asset	Liability
Interest rate lock commitments	$15,130	$373	$—
The following table presents the net gains and losses recognized on derivatives within the respective line items in the statement of operations for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue	$397	$483	$438	$531
Derivative and warrant fair value adjustment	$—	$—	$—	$—
Other income, net	$—	$—	$—	$(4)
6.VARIABLE INTEREST ENTITIES
The Company utilizes VIEs in the normal course of business to support the Company’s financing needs. The Company determines whether the Company is the primary beneficiary of a VIE at the time it becomes involved with the VIE and reconsiders that conclusion on an on-going basis.
The Company established certain special purpose entities (“SPEs”) for the purpose of financing the Company’s purchase and renovation of real estate inventory through the issuance of asset-backed debt. The Company is the primary beneficiary of the various VIEs within these financing structures and consolidates these VIEs. The Company is determined to be the primary beneficiary based on its power to direct the activities that most significantly impact the economic outcomes of the SPEs through its role in designing the SPEs and managing the real estate inventory they purchase and sell. The Company has a potentially significant variable interest in the entities based upon the equity interest the Company holds in the VIEs.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$1,002	$15,849
Restricted cash	122,379	81,408
Real estate inventory	2,605,155	460,680
Other(1)	60,447	6,729
Total assets	$2,788,983	$564,666
Liabilities
Credit facilities	$2,265,522	$474,640
Other(2)	28,453	3,394
Total liabilities	$2,293,975	$478,034
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
7.CREDIT FACILITIES AND LONG-TERM DEBT
Non-Recourse Asset-backed Financing Facilities
The Company utilizes inventory financing facilities consisting of asset-backed senior credit facilities and asset-backed mezzanine term debt facilities to provide financing for the Company’s real estate inventory purchases and renovation. The credit facilities are secured by the assets and equity of one or more SPEs. Each SPE is a consolidated subsidiary of Opendoor and a separate legal entity. Neither the assets nor credit of any such SPE are generally available to satisfy the debts and other obligations of any other Opendoor entities, except to the extent other Opendoor entities are also a party to the financing arrangements. These facilities are non-recourse to Opendoor and, with limited exceptions, non-recourse to other Opendoor subsidiaries. These SPEs are variable interest entities and Opendoor is determined to be the primary beneficiary based on its power to direct the activities that most significantly impact the economic outcomes of the entities through its role in designing the entities and managing the real estate inventory purchased and sold by the entities. The Company has potentially significant variable interest in the entities based upon the equity interest the Company holds in the VIEs.
Asset-backed Senior Credit Facilities
The Company classifies the senior revolving credit facilities as current liabilities on the Company’s condensed consolidated balance sheets as amounts drawn to acquire and renovate homes are required to be repaid as the related real estate inventory is sold, which the Company expects to occur within 12 months. The Company classifies its senior term debt facility as a long-term liability on the Company's condensed consolidated balance sheets because its borrowings under this facility are

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)
generally not required to be repaid until the final maturity date. The following table summarizes certain details related to the Company’s credit facilities outstanding as of June 30, 2021 and December 31, 2020 (in thousands, except interest rates):

June 30, 2021	Borrowing Capacity	Outstanding Amount	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Revolving Facility 2018-2	$750,000	$8,003	2.85%	September 23, 2022	December 23, 2022
Revolving Facility 2018-3	400,000	80,897	3.25%	May 26, 2024	May 26, 2024
Revolving Facility 2019-1	600,000	202,672	2.85%	June 30, 2023	June 30, 2023
Revolving Facility 2019-2	1,030,000	1,003,609	2.66%	July 8, 2023	July 8, 2023
Revolving Facility 2019-3	675,000	371,342	3.25%	August 22, 2022	August 21, 2023
Term Debt Facility 2021-S1	$400,000	$150,000	3.48%	April 1, 2024	April 1, 2025
Total	$3,855,000	$1,816,523

December 31, 2020	Outstanding Amount	Weighted Average Interest Rate
Revolving Facility 2018-1	$—	4.28%
Revolving Facility 2018-2	—	4.36%
Revolving Facility 2018-3	25,385	4.19%
Revolving Facility 2019-1	32,535	3.58%
Revolving Facility 2019-2	230,352	3.08%
Revolving Facility 2019-3	50,901	3.60%
Total	$339,173
Undrawn borrowing capacity amounts under the senior credit facilities as reflected in the table above are in some cases not fully committed and any borrowings above the fully committed amounts are subject to the applicable lender’s discretion. As of June 30, 2021, the Company had fully committed borrowing capacity with respect to the Company’s senior credit facilities of $2,057.7 million. The total outstanding amount presented above includes $1,666.5 million of current liabilities and $150.0 million of non-current liabilities; the carrying value of the non-current liabilities is reduced by issuance costs of $267 thousand.
The senior revolving credit facilities are typically structured with an initial 24 month revolving period during which time amounts can be borrowed, repaid and borrowed again. The borrowing capacity is generally available until the end of the applicable revolving period as reflected in the table above. For the senior term debt facility, the outstanding principal is generally not required to be repaid when homes financed through that facility are sold and instead is intended to remain outstanding until final maturity.
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
Borrowings under the senior revolving credit facilities accrue interest at a rate based on a LIBOR reference rate plus a margin that varies by facility. The Company may also pay fees on certain unused portions of the committed borrowing capacity, as defined in the respective credit agreements. The Company’s senior revolving credit facility arrangements typically include upfront fees that may be paid at execution of the applicable agreements or be earned at execution and payable over time. These facilities are generally fully prepayable at any time without penalty other than customary LIBOR breakage costs. Borrowings under the senior term debt facility accrue interest at a fixed rate.

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
The senior revolving credit facilities have aggregated borrowing bases, which increase or decrease based on the cost and value of the properties financed under a given facility and the time that those properties are in the Company’s possession. When the Company resells a home, the proceeds are used to reduce the outstanding balance under the related senior revolving credit facility. The borrowing base for a given facility may be reduced as properties age beyond certain thresholds and any borrowing base deficiencies may be satisfied through contributions of additional properties or partial repayment of the facility.
The senior term debt facility has an aggregated property borrowing base, which increases or decreases based on the cost and the value of the properties financed under the facility, how long the Company has possessed such properties and the amount of cash collateral pledged by the SPE borrower. The borrowing base for the facility may be reduced as properties age beyond certain thresholds and any borrowing base deficiencies may be satisfied through contributions of additional properties, cash or through partial repayment of the facility.
Asset-backed Mezzanine Term Debt Facilities
The Company classifies its mezzanine term debt facilities as long-term liabilities on the Company’s condensed consolidated balance sheets because its borrowings under these facilities are generally not required to be repaid until the applicable final maturity date. These facilities are structurally and contractually subordinated to the related senior revolving credit facilities. The following table summarizes certain details related to the Company’s mezzanine term debt facilities as of June 30, 2021 (in thousands, except interest rates):

June 30, 2021	Borrowing Capacity	Outstanding Amount	Interest Rate	End of Draw Period	Final Maturity Date
Term Debt Facility 2016-M1	$149,000	$149,000	10.00%	October 31, 2023	March 31, 2025
Term Debt Facility 2020-M1	300,000	300,000	10.00%	January 23, 2023	January 23, 2026
Total	$449,000	$449,000
	Issuance Costs	(3,154)
	Carrying Value	$445,846
As of June 30, 2021, there were no undrawn amounts under the mezzanine term debt facilities. Any amounts repaid reduce total borrowing capacity as repaid amounts are not available to be reborrowed. The final maturity dates as reflected in the table above are inclusive of any extensions at the sole discretion of the Company. The Company’s mezzanine term debt facilities may also have extensions subject to lender discretion that are not reflected in the table above.
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
The mezzanine term debt facilities have aggregated property borrowing bases, which increase or decrease based on the cost and the value of the properties financed under a given facility and time in the Company’s possession of those properties and the amount of cash collateral pledged by the relevant SPE borrower. The borrowing base for a given facility may be reduced as properties age beyond certain thresholds and any borrowing base deficiencies may be satisfied through contributions of additional properties or cash or through partial repayment of the facility.

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
The terms of these inventory financing facilities and related financing documents require Opendoor to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to equity). As of June 30, 2021, the Company was in compliance with all financial covenants and no event of default had occurred.
Mortgage Financing
The following tables summarize certain details related to the Company’s mortgage financing (in thousands, except interest rates):

June 30, 2021	Borrowing Capacity	Outstanding Amount	Weighted Average Interest Rate	End of Revolving Period	Final Maturity Date
Repo Facility 2019-R1	$50,000	$24,355	1.85%	May 26, 2022	May 26, 2022

December 31, 2020	Outstanding Amount	Weighted Average Interest Rate
Repo Facility 2019-R1	$7,149	1.94%
To provide capital for Opendoor Home Loans, the Company utilizes a master repurchase agreement (the “Repurchase Agreement”) which is classified as a current liability on its condensed consolidated balance sheets. In March 2019, the Company entered into the Repurchase Agreement with a lender to provide short-term funding for mortgage loans originated by Opendoor Home Loans. The facility provides short-term financing between the issuance of a mortgage loan and when Opendoor Home Loans sells the loan to an investor. In accordance with the Repurchase Agreement, the lender agrees to pay Opendoor Home Loans a negotiated purchase price for eligible loans and Opendoor Home Loans simultaneously agrees to repurchase such loans from the lender within a specified timeframe and at an agreed upon price that includes interest. Opendoor Labs Inc. is the guarantor with respect to the Repurchase Agreement and the obligation to repurchase loans previously transferred under the arrangement for the benefit of the lender.
As of June 30, 2021, the Repurchase Agreement has a borrowing capacity of $50.0 million, of which $20.0 million is fully committed. The Repurchase Agreement includes customary representations and warranties, covenants and provisions regarding events of default. As of June 30, 2021, $25.4 million in mortgage loans were financed under the facility, and Opendoor was in compliance with all financial covenants and no event of default had occurred.
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

Asset/Liability Class	Valuation Methodology, Inputs and Assumptions	Classification
Cash and cash equivalents	Carrying value is a reasonable estimate of fair value based on short-term nature of the instruments.	Estimated fair value classified as Level 1
Restricted cash	Carrying value is a reasonable estimate of fair value based on short-term nature of the instruments.	Estimated fair value classified as Level 1
Marketable securities
Debt securities	Prices obtained from third-party vendors that compile prices from various sources and often apply matrix pricing for similar securities when no price is observable.	Level 2 recurring fair value measurement
Mutual fund	Price is quoted given the security is traded on an exchange.	Level 1 recurring fair value measurement
Mortgage loans held for sale pledged under agreements to repurchase	Fair value is estimated based on observable market data including quoted market prices, deal price quotes, and sale commitments.	Level 2 recurring fair value measurement
Other current assets
Interest rate lock commitments	Fair value of the underlying loan based on observable quoted market prices in the secondary market and sale commitments, with adjustments for the estimated pull-through rate.	Level 2 recurring fair value measurement for fair value based on observable inputs. Level 3 recurring fair value measurement for fair value with unobservable inputs.
Other assets
Non-marketable equity securities	Fair value is estimated using the observable transaction price.	Level 2 non-recurring fair value measurement for fair value based on transaction price.
Credit facilities and other secured borrowings
Credit facilities	Fair value is estimated using discounted cash flows based on current lending rates for similar credit facilities with similar terms and remaining time to maturity.	Carried at amortized cost. Estimated fair value classified as Level 2.
Loans sold under agreements to repurchase	Fair value is estimated using discounted cash flows based on current lending rates for similar asset-backed financing facilities with similar terms and remaining time to maturity.	Carried at amortized cost. Estimated fair value classified as Level 2.
Warrant liabilities
Sponsor Warrants	Fair value is estimated using the price of the Public Warrants or their settlement value.	Level 2 recurring fair value measurement

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

June 30, 2021	Balance at Fair Value	Level 1	Level 2	Level 3
Marketable securities:
Mutual fund	$200,143	$200,143	$—	$—
Mortgage loans held for sale pledged under agreements to repurchase	25,368	—	25,368	—
Other current assets:
Interest rate lock commitments	811		—	811
Total assets	$226,322	$200,143	$25,368	$811
Warrant liabilities - current:
Sponsor Warrants	38,669	—	38,669	—
Total liabilities	$38,669	$—	$38,669	$—

December 31, 2020	Balance at Fair Value	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$26,409	$—	$26,409	$—
Asset-backed securities	12,533	—	12,533	—
U.S. agency securities	6,995	—	6,995	—
U.S. Treasury securities	1,700	—	1,700	—
Mortgage loans held for sale pledged under agreements to repurchase	7,529	—	7,529	—
Other current assets:
Interest rate lock commitments	373		373
Total assets	$55,539	$—	$55,539	$—
Warrant liabilities:
Sponsor Warrants	47,349	—	$47,349	—
Total liabilities	$47,349	$—	$47,349	$—
Fair Value of Financial Instruments
The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis (in thousands).

	June 30, 2021
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$1,557,815	$1,557,815	$1,557,815	$—
Restricted cash	131,652	131,652	131,652	—
Other assets:
Non-marketable equity securities	10,000	10,000	—	10,000
Liabilities:
Credit facilities and other secured borrowings	$2,286,457	$2,289,878	$—	$2,289,878

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
The following tables show a reconciliation from the opening balances to the closing balances for Level 3 Fair values for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Warrants	Embedded Conversion Option	Interest rate lock commitments
Balance as of March 31, 2021	$—	$—	$414
Additions	—	—	1,934
Origination/Terminations			(1,667)
Net change in fair value	—	—	130
Balance as of June 30, 2021	$—	$—	$811

Balance as of December 31, 2020	—	—	$—
Additions	—	—	2,348
Origination/Terminations			(1,667)
Net change in fair value			130
Balance as of June 30, 2021	$—	$—	$811

	Warrants	Embedded Conversion Option	Interest rate lock commitments
Balance as of March 31, 2020	$5,550	$41,697	$—
Net change in fair value	(122)	—	—
Balance as of June 30, 2020	$5,428	$41,697	$—

Balance as of December 31, 2019	4,538	41,697	$—
Net change in fair value	890
Balance as of June 30, 2020	$5,428	$41,697	$—

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)
9.PROPERTY AND EQUIPMENT
Property and equipment as of June 30, 2021 and December 31, 2020, consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Internally developed software	$57,128	$47,823
Computers	7,999	5,511
Security systems	3,246	681
Furniture and fixtures	2,791	3,279
Software implementation costs	1,962	1,680
Leasehold improvements	1,959	2,456
Office equipment	1,936	2,056
Total	77,021	63,486
Accumulated depreciation and amortization	(43,059)	(34,258)
Property and equipment – net	$33,962	$29,228
Depreciation and amortization expense of $6.1 million and $11.7 million was recorded for the three and six months ended June 30, 2021, respectively. Depreciation and amortization expense of $5.9 million and $10.9 million was recorded for the three and six months ended June 30, 2020, respectively.
10.GOODWILL AND INTANGIBLE ASSETS
There were no additions to goodwill for the six months ended June 30, 2021 or twelve months ended December 31, 2020. No impairment of goodwill was identified for the three and six months ended June 30, 2021 and 2020.
Intangible assets subject to amortization consisted of the follow as of June 30, 2021 and December 31, 2020, respectively (in thousands, except years):

June 30, 2021	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Customer relationships	$7,400	$(3,272)	$4,128	3.2
Trademarks	5,400	(2,162)	3,238	3.2
Developed technology	3,161	(2,932)	229	1.0
Non-competition agreements	100	(100)	—	0
Intangible assets – net	$16,061	$(8,466)	$7,595

December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Customer relationships	$7,400	$(2,622)	$4,778	3.7
Trademarks	5,400	(1,652)	3,748	3.7
Developed technology	2,921	(2,921)	—	0
Non-competition agreements	100	(100)	—	0
Intangible assets – net	$15,821	$(7,295)	$8,526

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)
The Company also has domain name intangible assets, which are not subject to amortization, with a carrying amount of $0.2 million as of both June 30, 2021 and December 31, 2020, respectively.
Amortization expense for intangible assets was $0.6 million and $1.2 million for the three and six months ended June 30, 2021, respectively. Amortization expense for intangible assets was $1.1 million and $2.2 million for the three and six months ended June 30, 2020, respectively.
As of June 30, 2021, expected amortization of intangible assets is as follows:

Fiscal Years	(In thousands)
Remainder of 2021	$1,281
2022	2,428
2023	2,320
2024	1,566
Total	$7,595
11.SHAREHOLDERS’ EQUITY
On February 9, 2021, the Company completed an underwritten public offering (the “February 2021 Offering”) in which the Company sold 32,817,421 shares of its common stock at a public offering price of $27.00 per share, including the exercise in full by the underwriters of their option to purchase up to 4,280,533 additional shares of common stock, which was completed on February 11, 2021. The Company received aggregate net proceeds from the February 2021 Offering of approximately $859.5 million after deducting underwriting discounts and commissions and offering expenses payable by the Company upon closing. The February 2021 Offering satisfied the liquidity event vesting condition of certain restricted stock units ("RSUs"). For further information on the RSUs, see “Note 12 — Share-Based Awards”.
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
A summary of the stock option activity for the six months ended June 30, 2021, is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance-December 31, 2020	24,158	$1.91	5.4	$502,767
Exercised	(4,242)	1.63
Forfeited	(173)	2.72
Expired	(2)	3.02
Balance-June 30, 2021	19,741	$1.84	5.0	$310,914
Exercisable-June 30, 2021	16,305	$1.66	4.5	$261,938
There were no options granted during the six months ended June 30, 2021.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)
Beginning in 2021, RSUs typically vest upon a service-based requirement, generally over a four year period. Prior to 2021, certain awards also had a performance condition to vesting, which was satisfied upon completion of the February 2021 Offering and triggered the recognition of compensation expense for certain RSUs for which the time-based vesting condition had been satisfied or partially satisfied. Subsequent to the February 2021 Offering, the RSUs are only subject to time-based vesting conditions. The vesting requirements of the RSUs typically have a maximum term of seven years from the date of grant.
A summary of the RSU activity for the six months ended June 30, 2021, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested and outstanding-December 31, 2020	46,525	$10.88
Granted	24,470	20.96
Vested	(14,900)	6.62
Forfeited	(547)	8.93
Unvested and outstanding-June 30, 2021	55,548	$16.48
Restricted Shares
The Company has granted Restricted Shares to certain continuing employees, primarily in connection with acquisitions. The Restricted Shares vest upon satisfaction of a service condition, which generally ranges from three to four years.
A summary of the Restricted Shares activity for the six months ended June 30, 2021 is as follows:

	Number of Restricted Shares (in thousands)	Average Grant-Date Fair Value
Unvested-December 31, 2020	2,148	$3.74
Granted	—	—
Vested	(621)	3.58
Unvested-June 30, 2021	1,527	$3.80
Vested and outstanding-June 30, 2021	—	—
Stock-based compensation expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function as presented in the condensed consolidated statements of operations for the three and six months ended June 30, 2021 and 2020, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
General and administrative	$155,707	$2,032	$352,743	$3,586
Sales, marketing and operations	1,864	404	8,270	756
Technology and development	6,645	1,234	42,035	2,298
Total stock-based compensation expense	$164,216	$3,670	$403,048	$6,640
During the six months ended June 30, 2021, the Company issued market condition RSUs to certain executives with a grant-date fair value of $22.4 million, which will be recognized over a requisite service period ranging from six months to three years. There were no market condition RSUs granted in the three months ended June 30, 2021. The Company recognized

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)
$117.7 million and $250.9 million of compensation expense during the three and six months ended June 30, 2021, respectively, related to all market condition awards outstanding. In June 2021, the market condition for two market condition awards was satisfied, which resulted in the accelerated recognition of $2.2 million of stock based compensation expense in the three months ended June 30, 2021.
As of June 30, 2021, there was $613.9 million of unamortized stock-based compensation costs related to unvested RSUs, stock options, and Restricted Shares. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately three years.
Valuation of options
The Black-Scholes Model used to value stock options incorporates the following assumptions:
Fair Value of Common Stock
Prior to the Company's common stock becoming publicly traded, the fair value of the common stock underlying the stock option awards was determined by the board of directors. Given the absence of a public trading market, the board of directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting at which awards were approved. These factors included, but were not limited to (i) contemporaneous third-party valuations of common stock; (ii) the rights, preferences and privileges of convertible preferred stock relative to common stock; (iii) the lack of marketability of common stock; (iv) stage and development of the Company’s business; (v) general economic conditions and (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale, given prevailing market conditions.
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
Valuation of RSUs and Restricted Stock
Prior to the Business Combination, given the absence of a public trading market, the Company’s board of directors considered numerous objective and subjective factors to determine the fair value of common stock at each meeting at which awards were approved. These factors include, but were not limited to, (i) contemporaneous valuations of common stock performed by an independent valuation specialist; (ii) developments in the Company’s business and stage of development; the Company’s operational and financial performance and condition; (iii) issuances of preferred stock and the rights and preferences of preferred stock relative to common stock; (iv) current condition of capital markets and the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company; and (v) and the lack of marketability of the Company’s common stock. For financial reporting purposes, the Company considers the amount of time between the valuation

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)
date and the grant date to determine whether to use the latest common stock valuation or a straight-line interpolation between the two valuation dates. The determination includes an evaluation of whether the subsequent valuation indicates that any significant change in valuation had occurred between the previous valuation and the grant date.
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
In connection with the Business Combination, on January 12, 2021, the Company filed a Registration Statement on Form S-1. This Registration Statement relates to the issuance of an aggregate of up to 19,933,333 shares of common stock issuable upon the exercise of its publicly-traded warrants. As of June 30, 2021, there were 19.4 million warrants outstanding and 0.5 million warrants have been exercised. As of June 30, 2021, the Company had current warrant liabilities of $38.7 million related to the Sponsor Warrants and recorded a Derivative and warrant fair value adjustment of $24.0 million and $8.7 million for the change in fair value of the Sponsor Warrants for the three and six months ended June 30, 2021, respectively. On June 9, 2021, the Company filed a notice of redemption of all outstanding Public Warrants and Sponsor Warrants. The end of the redemption period was July 9, 2021, at which time the Company redeemed all unexercised warrants at a price of $0.10 per Warrant. See “Note 18 — Subsequent Events” for further information.
Warrants to Purchase Series D Preferred Stock
On June 12, 2018, the Company issued warrants to purchase 485,262 shares of Series D Preferred Stock at a price of $0.006 (“Penny Warrants”). On November 12, 2020, the Penny Warrants were exercised and the Company issued 485,262 shares of Series D Preferred Stock in exchange for proceeds of $3.0 thousand. As of June 30, 2021, there were no Penny Warrants outstanding.
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
On each Warrant Commitment Issuance date in June 2019 and June 2020, the Company issued warrants to purchase 121,356 shares and 242,713 shares of Series E Preferred Stock at a price of $5.92 per share (“Series E Warrants”). On November 7, 2020 the Series E Warrants were exercised and the Company issued 364,069 shares of Series E in exchange for proceeds of $2.2 million. As of June 30, 2021, there were no Series E Warrants or Warrant Commitments outstanding.
The Penny Warrants, the Warrant Commitment, and the Series E Warrants have been determined to be liabilities under ASC 480 as the underlying preferred shares have certain liquidation preferences in the event of a deemed liquidation. For the Penny Warrants, the Warrant Commitment, and the Series E Warrants, the Company recorded no warrant fair value adjustments for the three and six months ended June 30, 2021 and a (decrease) increase to the warrant fair value adjustments of $(0.1) million and $0.9 million for the three and six months ended June 30, 2020, respectively.
14.INCOME TAXES
The Company’s provision for income taxes has not been historically significant to the business as the Company has incurred operating losses to date. Due to projected and actual losses in the current and prior years, the Company believes that based on the weight of available evidence, it is more likely than not that all of the deferred tax assets will not be realized and recorded a full valuation allowance on its net deferred tax assets as of June 30, 2021 and December 31, 2020.
The Company’s provision for income taxes, which was primarily composed of state tax expense, was $0.2 million and $0.3 million for the three and six months ended June 30, 2021, respectively, with an effective tax rate of (0.13)% and (0.07)%, respectively. The Company's provision for income taxes was $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively, with an effective tax rate of (0.14)% and (0.17)%, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the recording of a full valuation allowance against the net deferred tax assets.
15.RELATED PARTIES
Prior to the Business Combination, one of the Preferred Stock investors held more than a 10% interest in the Company and had one seat as a member of the board of directors and another seat as an observer of the board of directors.
In 2018, an executive early exercised their option to purchase 1,479,459 shares of unvested common stock at a price per share of $1.01 by issuing a promissory note to the Company for a total price of $1.5 million with an interest rate of 2.31% per annum. On June 29, 2021, the outstanding balance under the promissory note of $1.6 million was repaid in full.
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
16.NET LOSS PER SHARE
Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. During the periods when there is a net loss, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. No dividends were declared or paid for the three and six months ended June 30, 2021 or 2020.

For applicable periods, the company uses the two-class method to calculate net loss per share and apply the more dilutive of the two-class method, treasury stock method or if-converted method to calculate diluted net loss per share. Undistributed earnings for each period are allocated to participating securities, including the Preferred Stock for applicable periods, based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. As there is no contractual obligation for the Preferred Stock to share in losses, the Company’s

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)
basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average shares of common stock outstanding during periods with undistributed losses.
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common shareholders – basic and diluted	$(143,805)	$(55,919)	$(414,241)	$(118,115)
Denominator:
Weighted average shares outstanding – basic and diluted	588,374	84,588	576,941	84,308
Basic and diluted net loss per share	$(0.24)	$(0.66)	$(0.72)	$(1.40)
There were no preferred dividends declared or accumulated for the period.
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Common Stock Warrants	19,429	3,370	19,429	3,370
Series D Preferred Stock Warrants	—	485	—	485
Series E Preferred Stock Warrants	—	363	—	363
RSUs	55,548	27,265	55,548	27,265
Options	19,741	31,155	19,741	31,155
Unvested Shares from Early Exercise	18	100	18	100
Restricted Shares	1,527	2,767	1,527	2,767
Redeemable convertible preferred stock	—	314,424	—	314,424
Total anti-dilutive securities	96,263	379,929	96,263	379,929
17.COMMITMENTS AND CONTINGENCIES
Interest Rate Lock Commitments
The Company entered into interest rate lock commitments with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rate to the borrower. These commitments are treated as derivatives and are carried at fair value. See “Note 5 — Derivative Instruments” for more information.
Purchase Commitments
As of June 30, 2021, the Company was in contract to purchase 8,158 homes for an aggregate purchase price of $2,962.3 million.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)
Lease Commitments
During the six months ended June 30, 2021, the Company did not enter into any material new leases, lease renewals, or lease modifications. On September 25, 2020, the Company exercised an option to early terminate the San Francisco headquarters lease, effective September 30, 2021. In September 2020, the Company did not anticipate returning to the San Francisco space, so the Company accelerated amortization of the right-of-use asset and incurred and paid early termination fees. In January 2021, the Company terminated the San Francisco lease prior to the anticipated termination date of September 30, 2021, which resulted in a $5.2 million gain recognized in the condensed consolidated statements of operations for the six months ended June 30, 2021.
Legal Matters
From time to time, the Company may be subject to potential liability relating to the ownership and operations of the Company’s properties. Accruals are recorded when the outcome is probable and can be reasonably estimated.
There are various claims and lawsuits arising in the normal course of business pending against the Company, some of which seek damages and other relief which, if granted, may require future cash expenditures. In addition, from time to time the Company receives inquiries and audit requests from various government agencies and fully cooperates with these requests. The Company does not believe that it is reasonably possible that the resolution of these matters would result in any liability that would materially affect the Company’s condensed consolidated results of operations or financial condition except as noted below.
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
18.SUBSEQUENT EVENTS
On July 9, 2021, the Company completed the redemption of all of its outstanding Public and Sponsor Warrants to purchase shares of the Company's common stock, par value $0.0001 per share, that were issued under the Warrant Agreement, dated April 27, 2020. Of the 13,799,947 Public Warrants that were outstanding as of the time of the Business Combination, 874,739 were exercised for cash at an exercise price of $11.50 per share of Common Stock and 12,521,776 were exercised on a cashless basis in exchange for an aggregate of 4,452,659 shares of Common Stock. In addition, of the 6,133,333 Private Warrants that were outstanding as of the date of the Business Combination, 1,073,333 were exercised for cash at an exercise price of $11.50 per share of Common Stock and 5,060,000 were exercised on a cashless basis in exchange for an aggregate of 1,799,336 shares of Common Stock. Total cash proceeds to the Company generated from exercises of the Warrants were $22.4 million.
In connection with the redemption, the Public Warrants stopped trading on the Nasdaq Global Select Market and were delisted after close of market on July 9, 2021.
On July 30, 2021, the Company entered into a senior revolving credit facility, Revolving Facility 2021-1, which has a final maturity date of October 31, 2022. As a result of entering in this new senior revolving credit facility and other amendments to existing credit facilities, the Company has an aggregate borrowing capacity of $3,980.0 million and fully committed borrowing capacity of $2,255.0 million for its senior credit facilities.
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
Overview
Opendoor’s mission is to empower everyone with the freedom to move and make it possible to buy, sell and move at the tap of a button. We are transforming what has historically been a complex, uncertain, time-consuming and mostly offline process into a simple, online experience. Since our inception in 2014, we have built scalable pricing capabilities, technology-enabled centralized operations, and a suite of digital-first consumer products. These investments have enabled us to help customers buy or sell homes in over 100,000 transactions and expand our footprint to 39 markets across the country. Most importantly, we have scaled rapidly while delighting our customers with an experience that brings simplicity, certainty and speed to the home selling and buying process.
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
As a result of the Business Combination, we became an SEC-registered and Nasdaq-listed company, and have hired additional personnel and implemented procedures and processes to address public company regulatory requirements and customary practices. We have incurred and expect to incur additional annual expenses as a public company for, among other things, directors’ and officers’ liability insurance, director fees, and additional internal and external accounting, legal and

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
administrative resources. We estimate that these incremental costs will be approximately $15 million for the year ending December 31, 2021.
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
Despite pausing new acquisitions in March 2020, we continued to sell down inventory at a healthy pace, leading to a low point in home inventory of $152 million as of September 30, 2020 compared to inventory of $1,312 million as of December 31, 2019. As our revenues are dependent on inventory levels available for sale, our top line was pressured due to limited inventory. Accordingly, we experienced sequential, quarter-over-quarter declines in revenue in the second, third and fourth quarters of 2020. We have been actively rebuilding our inventory since August 2020 and ended the second quarter of 2021 with $2,724 million in inventory. Likewise, we returned to sequential revenue growth in the first and second quarters of 2021 and we expect this trend to continue for the remainder of the year. See “— Components of Our Results of Operations — Revenue.”
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
Expansion into New Markets
Since our inception in 2014, we have expanded into 39 markets as of June 30, 2021. The following table represents the number of markets as of the periods presented:

	June 30,	March 31,	Year Ended December 31,
(in whole numbers)	2021	2021	2020	2019	2018
Number of markets (at period end)	39	27	21	21	18
After launching 12 markets in 2018, we focused on centralizing our operations platform in 2019 for long-term scalability. We launched three additional markets in 2019 and did not launch any markets in 2020, primarily due to COVID-19. We plan to double the markets we serve by the end of 2021 and have launched 18 new markets in the first half of the year. We believe our centralized systems will allow for a higher velocity and lower cost market launch process in the future. We are able to launch a market with only a small field team focused on home assessments and subcontractor oversight, with all other key functions managed centrally, including marketing, customer sales and support and pricing.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
We view the first year of a market launch as an investment period during which we refine our pricing models, renovation strategies and cost structure. Historically, we have seen Contribution Margin for purchase cohorts in new markets reach positive, steady-state levels approximately one year after initial launch. The significant number of new market launches in 2018 contributed to our lower Contribution Margin in 2019; as those same markets matured, we were able to improve Contribution Margin performance in 2020.
We are making substantial investments to support our market launches in 2021, which will impact both Contribution Margin and Adjusted EBITDA as these new markets mature.
Adjacent Services
We believe home sellers and buyers value simplicity and convenience. To that end, we are building an online, integrated suite of home services, which currently include title insurance and escrow services, listing and real estate brokerage services, and mortgage services. We believe that vertically integrating services that are adjacent to the core real estate transaction will allow us to deliver a superior, seamless experience to the consumer. Our success with title insurance services helps validate our thesis that customers prefer an online, integrated experience. We expect that these adjacent services will also be accretive to our Contribution Margin.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
•Our pricing models and inventory management systems are designed to recalibrate to market signals on a daily basis. Accordingly, changing market conditions are reflected in our pricing for new acquisitions, leaving only previously-acquired inventory at risk to potential market volatility. In addition, we employ sophisticated resale pricing management systems that allow as to optimize sell-through and margin using real-time, local market demand information, including down to an individual home level. We believe that the quality and scale of information we utilize in our inventory management decisions provides us with a structural advantage over individual sellers or agents in the traditional home selling process.
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
•Our operations across 39 markets and multiple price and home types allow us to benefit from significant diversification effects. Individual buyers and sellers or local operators are exposed to price and behavioral effects that are associated with specific markets or home segments. Our scale and diverse coverage allow us to mitigate such exposures across a wider range of markets and home segments so that our overall risk per home decreases as we increase the breadth of markets, price points and home types that we operate in.
We will continue to make substantial investments in our pricing systems and risk management functions.
Inventory Financing
Our business model is working capital intensive and inventory financing is a key enabler of our growth. We rely on our access to non-recourse asset-backed financing facilities, which consist of senior credit facilities and asset-backed mezzanine term debt facilities, to finance our home acquisitions. See “—Liquidity and Capital Resources — Debt and Financing Arrangements.”
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
Adjusted Gross Profit / Margin
We calculate Adjusted Gross Profit as gross profit under GAAP adjusted for (1) inventory impairment in the current period, (2) inventory impairment in prior periods, and (3) restructuring in cost of revenue. Inventory impairment in the current period is calculated by adding back the inventory impairment charges recorded during the period on homes that remain in inventory at period end. Inventory impairment in prior periods is calculated by subtracting the inventory impairment charges recorded in prior periods on homes sold in the current period. We define Adjusted Gross Margin as Adjusted Gross Profit as a percentage of revenue.
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
Contribution Profit / Margin After Interest
We define Contribution Profit After Interest as Contribution Profit, minus interest expense under our senior credit facilities incurred on the homes sold during the period. This may include interest expense recorded in periods prior to the period in which the sale occurred. Our senior credit facilities are secured by our homes in inventory. For our senior revolving credit facilities, drawdowns are made on a per-home basis at the time of purchase and are required to be repaid at the time the homes are sold. See “— Liquidity and Capital Resources — Debt and Financing Arrangements.” We do not include interest expense associated with our mezzanine term debt facilities in this calculation as we do not view such facilities as reflective of our expected long term capital structure and cost of financing. Contribution Margin After Interest is Contribution Profit After Interest as a percentage of revenue.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
The following table presents a reconciliation of our Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest to our gross profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	2021	2020
Gross profit (GAAP)	$158,771	$54,574	$255,903	$145,621
Gross Margin	13.4%	7.4%	13.2%	7.3%
Adjustments:
Inventory impairment – Current Period(1)	922	1,231	928	2,661
Inventory impairment – Prior Periods(2)	(19)	(6,581)	(119)	(10,210)
Restructuring in cost of revenue(3)	—	1,901	—	1,901
Adjusted Gross Profit	$159,674	$51,125	$256,712	$139,973
Adjusted Gross Margin	13.5%	6.9%	13.3%	7.0%
Adjustments:
Direct selling costs(4)	(26,813)	(22,128)	(44,153)	(58,776)
Holding costs on sales – Current Period(5)(6)	(2,666)	(2,383)	(7,216)	(11,680)
Holding costs on sales – Prior Periods(5)(7)	(2,633)	(6,517)	(1,635)	(10,864)
Contribution Profit	$127,562	$20,097	$203,708	$58,653
Contribution Margin	10.8%	2.7%	10.5%	2.9%
Adjustments:
Interest on homes sold – Current Period(8)(9)	(3,110)	(3,155)	(6,892)	(13,276)
Interest on homes sold – Prior Periods(8)(10)	(1,587)	(5,309)	(1,040)	(10,329)
Contribution Profit After Interest	$122,865	$11,633	$195,776	$35,048
Contribution Margin After Interest	10.4%	1.6%	10.1%	1.8%
________________
(1)Inventory impairment — Current Period is the inventory valuation adjustments recorded during the period presented associated with homes that remain in inventory at period end.
(2)Inventory impairment — Prior Periods is the inventory valuation adjustments recorded in prior periods associated with homes that sold in the period presented.
(3)Restructuring in cost of revenue consists mainly of severance and employee termination benefits that were recorded to cost of revenue due to a reduction in workforce in Q2 2020 following the outbreak of the COVID-19 pandemic.
(4)Represents selling costs incurred related to homes sold in the relevant period. This primarily includes broker commissions, external title and escrow-related fees and transfer taxes.
(5)Holding costs include mainly property taxes, insurance, utilities, association dues, cleaning and maintenance costs. Holding costs are included in Sales, marketing, and operations on the condensed consolidated statements of operations.
(6)Represents holding costs incurred in the period presented on homes sold in the period presented.
(7)Represents holding costs incurred in prior periods on homes sold in the period presented.
(8)This does not include interest on mezzanine term debt facilities or other indebtedness. See “— Liquidity and Capital Resources — Debt and Financing Arrangements.”
(9)Represents the interest expense under our senior credit facilities incurred on homes sold for the current period during the period.
(10)Represents the interest expense under our senior credit facilities incurred on homes sold for the current period during prior periods.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
Adjusted Net Income (Loss) and Adjusted EBITDA
We also present Adjusted Net Income (Loss) and Adjusted EBITDA, which are non-GAAP financial measures that management uses to assess our underlying financial performance. These measures are also commonly used by investors and analysts to compare the underlying performance of companies in our industry. We believe these measures provide investors with meaningful period over period comparisons of our underlying performance, adjusted for certain charges that are non-recurring, non-cash, not directly related to our revenue-generating operations or not aligned to related revenue.
Adjusted Net Income (Loss) and Adjusted EBITDA are supplemental measures of our operating performance and have important limitations. For example, these measures exclude the impact of certain costs required to be recorded under GAAP. These measures also include impairment costs that were recorded in prior periods under GAAP and exclude, in connection with homes held in inventory at the end of the period, impairment costs required to be recorded under GAAP in the same period. These measures could differ substantially from similarly titled measures presented by other companies in our industry or companies in other industries. Accordingly, these measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. We include a reconciliation of these measures to the most directly comparable GAAP financial measure, which is net loss.
Adjusted Net Income (Loss)
We calculate Adjusted Net Income (Loss) as GAAP net loss adjusted to exclude non-cash expenses of stock-based compensation, derivative and warrant fair value adjustment, intangible amortization, and payroll tax on initial RSU release. It also excludes non-recurring restructuring charges, gain on lease termination, and convertible note payment-in-kind (“PIK”) interest and issuance discount amortization. Adjusted Net Income (Loss) also aligns the timing of impairment charges recorded under GAAP to the period in which the related revenue is recorded in order to improve the comparability of this measure to our non-GAAP financial measures of unit economics, as described above. Our calculation of Adjusted Net Income (Loss) does not currently include the tax effects of the non-GAAP adjustments because our taxes and such tax effects have not been material to date.
Adjusted EBITDA
We calculated Adjusted EBITDA as Adjusted Net Income (Loss) adjusted for depreciation and amortization, property financing and other interest expense, interest income, and income tax expense. Adjusted EBITDA is a supplemental performance measure that our management uses to assess our operating performance and the operating leverage in our business.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
The following table presents a reconciliation of our Adjusted Net Income (Loss) and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except percentages)	2021	2020	2021	2020
Net loss (GAAP)	$(143,805)	$(55,919)	$(414,241)	$(118,115)
Adjustments:
Stock-based compensation	164,216	3,669	403,048	6,639
Derivative and warrant fair value adjustment(1)	(23,952)	(122)	(8,680)	890
Intangibles amortization expense(2)	591	1,068	1,171	2,148
Inventory impairment – Current Period(3)	922	1,231	928	2,661
Inventory impairment — Prior Periods(4)	(19)	(6,580)	(119)	(10,210)
Restructuring(5)	—	12,435	79	13,324
Convertible note PIK interest and discount amortization(6)	—	2,713	—	5,408
Gain on lease termination	—	—	(5,237)	—
Payroll tax on initial RSU release	5,124	—	5,124	—
Other(7)	(602)	(1)	(399)	(45)
Adjusted Net Income (Loss)	$2,475	$(41,506)	$(18,326)	$(97,300)
Adjustments:
Depreciation and amortization, excluding amortization of intangibles and right of use assets	7,894	5,850	16,328	10,896
Property financing(8)	12,284	8,564	19,264	26,774
Other interest expense(9)	3,542	6,013	7,561	12,835
Interest income(10)	(806)	(662)	(1,673)	(3,342)
Income tax expense	190	80	284	199
Adjusted EBITDA	$25,579	$(21,661)	$23,438	$(49,938)
Adjusted EBITDA Margin	2.2%	(2.9)%	1.2%	(2.5)%
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
(6)Includes non-cash payment-in-kind (“PIK”) interest and amortization of the discount on the convertible notes issued from July through November 2019. We exclude convertible note PIK interest and amortization from Adjusted Net Income (Loss) since these are non-cash in nature and were converted into equity in September 2020 when the Company entered into the Convertible Notes Exchange Agreement with the convertible note holders.
(7)Includes primarily gain or loss on disposal of fixed assets, gain or loss on interest rate lock commitments, gain or loss on the sale of marketable securities, and sublease income.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
(8)Includes interest expense on our asset-backed debt facilities.
(9)Includes amortization of debt issuance costs and loan origination fees, commitment fees, unused fees, and other interest related costs on our asset-backed debt facilities.
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
Due to the pause in home purchases following the outbreak of the COVID-19 pandemic, our inventory levels began to meaningfully decline in March 2020. We experienced sequential, quarter-over-quarter declines in revenue in the second, third, and fourth quarters of 2020. We resumed operations in all markets in August 2020 and have been actively rebuilding our inventory, leading to sequential growth in balances for the fourth quarter of 2020 and the first two quarters of 2021. Likewise, we returned to sequential revenue growth in the first quarter of 2021 and expect this trend to continue for the remainder of the year.
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
We incurred a significant increase in stock-based compensation in the first half of 2021 as a result of certain performance-based awards and historical RSUs satisfying their liquidity event vesting conditions. The increase in stock-based compensation impacts each line item within Other operating expenses. We expect stock based compensation to decline beginning in the third quarter of 2021 given that a majority of the expense related to certain performance-based awards has been recognized as of June 30, 2021.

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
We expect our overall interest expense to increase as inventory increases. Subject to market interest rate drivers, we will evaluate opportunities to reduce our borrowing costs over the long-term, including through limiting our reliance on the higher cost mezzanine term debt facilities and exploring new sources of financing.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
Results of Operations
The following tables set forth our results of operations for each of the periods presented:

	Three Months Ended June 30,		Change in
(in thousands, except percentages)	2021	2020	$	%
Revenue	$1,185,386	$739,827	$445,559	60%
Cost of revenue	1,026,615	685,253	341,362	50%
Gross profit	158,771	54,574	104,197	191%
Operating expenses:
Sales, marketing and operations	96,525	47,265	49,260	104%
General and administrative	190,611	29,323	161,288	550%
Technology and development	24,388	16,838	7,550	45%
Total operating expenses	311,524	93,426	218,098	233%
Loss from operations	(152,753)	(38,852)	(113,901)	293%
Derivative and warrant fair value adjustment	23,952	122	23,830	N/M
Interest expense	(15,826)	(17,290)	1,464	(8)%
Other income-net	1,012	180	832	462%
Loss before income taxes	(143,615)	(55,840)	(87,775)	157%
Income tax expense	(190)	(79)	(111)	141%
Net loss	$(143,805)	$(55,919)	$(87,886)	157%
N/M - Not meaningful.

	Six Months Ended June 30,		Change in
(in thousands, except percentages)	2021	2020	$	%
Revenue	$1,932,660	$1,995,622	$(62,962)	(3)%
Cost of revenue	1,676,757	1,850,001	(173,244)	(9)%
Gross profit	255,903	145,621	110,282	76%
Operating expenses:
Sales, marketing and operations	165,591	128,954	36,637	28%
General and administrative	412,695	58,906	353,789	601%
Technology and development	75,065	32,625	42,440	130%
Total operating expenses	653,351	220,485	432,866	196%
Loss from operations	(397,448)	(74,864)	(322,584)	431%
Derivative and warrant fair value adjustment	8,680	(890)	9,570	N/M
Interest expense	(26,825)	(45,017)	18,192	(40)%
Other income-net	1,636	2,855	(1,219)	(43)%
Loss before income taxes	(413,957)	(117,916)	(296,041)	251%
Income tax expense	(284)	(199)	(85)	43%
Net loss	$(414,241)	$(118,115)	$(296,126)	251%
N/M - Not meaningful.
Revenue
Revenue increased by $445.6 million, or 60%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase in revenue was primarily attributable to higher sales volumes, driven by our efforts to rebuild inventory, as well as higher average revenue per home. We sold 3,481 homes during the three months ended June 30, 2021, compared to 2,924 homes during the three months ended June 30, 2020, representing an increase of 19%, while revenue per home sold increased 35% between periods. Average resale prices were positively impacted by home price appreciation and buybox expansion.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
Revenue decreased by $63.0 million, or 3%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease in revenue was primarily attributable to lower sales volumes in the first quarter of 2021 compared to the first quarter of 2020, reflecting the decline in inventory levels in response to the COVID-19 pandemic. See “— Business Impact of COVID-19”. During the second quarter of 2021, we returned to pre-COVID inventory levels and revenue increased by $445.6 million or 60% for the three months ended June 30, 2021 compared to the three months ended June 30, 2020, reflecting higher sales volumes as well as higher revenue per home. We sold 5,943 homes during the six months ended June 30, 2021, compared to 7,832 homes during the six months ended June 30, 2020, representing a decrease of 24%, while revenue per home sold increased 28% between periods. Average resale prices were positively impacted by home price appreciation and buybox expansion.
Cost of Revenue and Gross Profit
Cost of revenue increased by $341.4 million, or 50%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. This increase was primarily attributable to higher sales volumes and a 26% increase in cost of revenue per home as a result of inventory mix and buybox expansion. The increase in cost of revenue per home is consistent with the 35% increase in revenue per home.
Cost of revenue decreased by $173.2 million, or 9%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. This decrease in cost of revenue was primarily attributable to lower sales volumes, offset by a 20% increase in cost of revenue per home as a result of inventory mix and buybox expansion.
Gross profit margin improved from 7.4% to 13.4% for the three months ended June 30, 2020 and June 30, 2021, respectively. For the same periods, Adjusted Gross Margin improved from 6.9% to 13.5%. Gross margin improvement was primarily due to a combination of healthy inventory mix, home price appreciation and the effectiveness of our inventory resale systems. In addition, we saw gains in home renovation efficiency and margins associated with adjacent services. Contribution Margin increased from 2.7% to 10.8% for the same periods, due largely to a higher Adjusted Gross Margin as well as improvements in direct selling and holding costs. See “— Non-GAAP Financial Measures.”
Gross profit margin improved from 7.3% to 13.2% for the six months ended June 30, 2020 and June 30, 2021, respectively. For the same periods, Adjusted Gross Margin improved from 7.0% to 13.3%. Gross margin improvement was primarily due to a combination of healthy inventory mix, home price appreciation and the effectiveness of our inventory resale systems. In addition, we saw gains in home renovation efficiency and margins associated with adjacent services. Contribution Margin increased from 2.9% to 10.5% for the same periods, due largely to a higher Adjusted Gross Margin as well as improvements in direct selling and holding costs. See “— Non-GAAP Financial Measures.
Other Operating Expenses
Sales, Marketing and Operations. Sales, marketing and operations increased by $49.3 million, or 104%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily attributable to a $33.4 million increase in advertising expense as we increased marketing in an effort to ramp up acquisition volumes in both existing and new markets. In addition, property holding costs increased by $6.3 million consistent with increased inventory levels and headcount expenses, including salaries, benefits and stock-based compensation increased $6.3 million consistent with the increase in headcount.
Sales, marketing and operations increased by $36.6 million, or 28%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily attributable to a $45.8 million increase in advertising expense as we increased marketing in an effort to ramp up acquisition volumes in both existing and new markets. In addition, stock based compensation increased $7.5 million reflecting both an increase in headcount as well as the recognition of stock based compensation beginning in the first quarter of 2021 when the February 2021 Offering satisfied the liquidity event vesting condition of certain RSUs. The increases were partially offset by a $13.6 million decrease in resale broker commissions due to lower sales volumes, lower broker commission rates, and a higher mix of institutional buyers. In addition, severance costs decreased by $6.0 million as a result of the workforce restructuring in the second quarter of 2020.
General and Administrative. General and administrative increased by $161.3 million, or 550%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily attributable to $153.7 million of additional stock based compensation from the commencement of expense recognition of certain performance awards following

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
the consummation of the Business Combination in December 2020 as well as the expense recognition of certain restricted stock units ("RSUs") upon the fulfillment of the liquidity event vesting condition satisfied by the February 2021 Offering.
General and administrative increased by $353.8 million, or 601%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily attributable to $349.2 million of additional stock based compensation from the commencement of expense recognition of certain performance awards following the consummation of the Business Combination in December 2020 as well as the expense recognition of certain RSUs upon the fulfillment of the liquidity event vesting condition satisfied by the February 2021 Offering.
Technology and Development. Technology and development increased by $7.6 million, or 45%, for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The increase was primarily attributable to a $5.4 million increase in stock based compensation reflecting both an increase in headcount as well as the recognition of stock based compensation beginning in the first quarter of 2021 when the February 2021 Offering satisfied the liquidity event vesting condition of certain RSUs.
Technology and development increased by $42.4 million, or 130%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The increase was primarily attributable to a $39.7 million increase in stock based compensation reflecting both an increase in headcount as well as the recognition of stock based compensation beginning in the first quarter of 2021 when the February 2021 Offering satisfied the liquidity event vesting condition of certain RSUs.
Derivative and Warrant Fair Value Adjustment
Derivative and warrant fair value adjustment increased by $23.8 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020. The gain for the three months ended June 30, 2021 was attributable to a decrease in the fair value of the Sponsor Warrants of $24.0 million which is primarily attributable to the decline in the Company's stock price over this period. In June 2021, we announced the redemption of all outstanding warrants to purchase shares of the Company’s common stock on July 9, 2021.
Derivative and warrant fair value adjustment increased by $9.6 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The gain for the six months ended June 30, 2021 was primarily attributable to a decrease in the fair value of the Sponsor Warrants of $8.7 million which is primarily attributable to the decline in the Company's stock price over this period. In June 2021, we announced the redemption of all outstanding warrants to purchase shares of the Company’s common stock on July 9, 2021.
Interest Expense
Interest expense decreased by a nominal amount for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Interest expense decreased by $18.2 million, or 40%, for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. The decrease was primarily attributable to a 19% decrease in the average outstanding balance of our higher interest bearing mezzanine term loans and lower interest rates on our senior credit facilities, partially offset by a 16% increase in the average outstanding balance of our senior credit facilities due to the increase in inventory levels. The decrease in interest expense is also due to the elimination of interest expense related to the Convertible Notes which were converted into equity in September 2020.
Other Income — Net
Other income – net increased by a nominal amount for the three months ended June 30, 2021 compared to the three months ended June 30, 2020.
Other income – net decreased by a nominal amount for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
Income Tax Expense
Income tax expense increased by a nominal amount for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities. As of June 30, 2021, we had cash and cash equivalents of $1,557.8 million, marketable securities of $200.1 million and total outstanding balances on our credit facilities and other secured borrowings of $2,289.9 million. In addition, we had undrawn borrowing capacity of $2,038.5 million under our asset-backed senior credit facilities (as described further below), of which $437.5 million is fully committed.
We have incurred losses from inception through June 30, 2021 and expect to incur additional losses for the foreseeable future. Our ability to service our debt, fund working capital, capital expenditures and business development efforts will depend on our ability to generate cash from operating activities, which is subject to our future operating success, and obtain inventory acquisition financing on reasonable terms, which is subject to factors beyond our control, including general economic, political and financial market conditions.
We expect our working capital requirements to continue to increase in the immediate future, as we seek to increase our inventory and expand into more markets across the United States. We believe our cash, cash equivalents, and marketable securities together with cash we expect to generate from future operations and borrowings, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. The discussion below does not include transactions that occurred subsequent to June 30, 2021. See “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Subsequent Events” for additional information regarding transactions subsequent to the balance sheet date.
Debt and Financing Arrangements
Our financing activities include short-term borrowing under our asset-backed senior revolving credit facilities, the issuance of long-term asset-backed senior and mezzanine term debt, borrowing under our mortgage repurchase financing, and new issuances of equity. Historically, we have required access to external financing resources in order to fund growth, expansion into new markets and strategic initiatives and we expect this to continue in the future. Our access to capital markets can be impacted by factors outside our control, including economic conditions.
We primarily use non-recourse asset-backed financing facilities, consisting of asset-backed senior credit facilities and asset-backed mezzanine debt facilities to provide financing for our real estate inventory purchases and renovations. Our business is capital intensive and maintaining adequate liquidity and capital resources is needed as we continue to scale and accumulate additional inventory. While there can be no assurances that these trends will continue, we have observed increased availability and engagement for this lending product across a variety of financial institutions and we have seen improved terms and an increase in our borrowing capacity over the last two years. We actively manage our relationships with multiple financial institutions and seek to optimize duration, flexibility, efficiency and cost of funds.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
Our senior credit facilities generally advance 80% to 90% of our cost basis in the underlying properties upon acquisition and our mezzanine term facilities will finance up to 100% of our cost basis in the underlying properties upon acquisition. The maximum initial advance rates for a given financed property vary by facility and generally decrease on a fixed timeline that varies by facility based on the length of time the property has been financed and any other facility-specific adjustments.
Asset-backed Senior Credit Facilities
The table below summarizes our asset-backed senior credit facilities as of June 30, 2021:

June 30, 2021	Borrowing Capacity	Outstanding Amount	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Revolving Facility 2018-2	$750,000	$8,003	2.85%	September 23, 2022	December 23, 2022
Revolving Facility 2018-3	400,000	80,897	3.25%	May 26, 2024	May 26, 2024
Revolving Facility 2019-1	600,000	202,672	2.85%	June 30, 2023	June 30, 2023
Revolving Facility 2019-2	1,030,000	1,003,609	2.66%	July 8, 2023	July 8, 2023
Revolving Facility 2019-3	675,000	371,342	3.25%	August 22, 2022	August 21, 2023
Term Debt Facility 2021-S1	400,000	150,000	3.48%	April 1, 2024	April 1, 2025
Total	$3,855,000	$1,816,523
In some cases, the undrawn borrowing capacity amounts under the asset-backed senior credit facilities as reflected in the table are not fully committed and any borrowings above those amounts are subject to the applicable lender’s discretion. As of June 30, 2021, the Company had fully committed borrowing capacity with respect to asset-backed senior credit facilities of $2,057.7 million The total outstanding amount presented above includes $1,666.5 million of current liabilities and $150.0 million of non-current liabilities; the carrying value of the non-current liabilities is reduced by issuance costs of $267 thousand. .
The revolving or withdrawal period end dates and final maturity dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. Certain of our asset-backed senior credit facilities also have additional extension options that are subject to lender approval that are not reflected in the table above. Historically, we have had success in renewing these facilities to the extent we have wished to do so.
Asset-Backed Mezzanine Term Debt Facilities
In addition to the asset-backed senior credit facilities, we have issued asset-backed mezzanine term debt facilities which are subordinated to the related senior facilities. The table below summarizes our asset-backed mezzanine term debt facilities as of June 30, 2021:

June 30, 2021	Borrowing Capacity	Outstanding Amount	Interest Rate	End of Draw Period	Final Maturity Date
Term Debt Facility 2016-M1	$149,000	$149,000	10.00%	October 31, 2023	March 31, 2025
Term Debt Facility 2020-M1	300,000	300,000	10.00%	January 23, 2023	January 23, 2026
Total	$449,000	$449,000
	Issuance Costs	(3,154)
	Carrying Value	$445,846
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
The following table summarizes certain details related to our mortgage financing (in thousands, except interest rates):

June 30, 2021	Borrowing Capacity	Outstanding Amount	Weighted Average Interest Rate	End of Revolving Period	Final Maturity Date
Repo Facility 2019-R1	$50,000	$24,355	1.85%	May 26, 2022	May 26, 2022
See “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 7. Credit Facilities and Long-Term Debt” for additional information regarding our master repurchase agreement.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in thousands)	2021	2020
Net cash (used in) provided by operating activities	$(2,312,108)	$950,347
Net cash used in investing activities	$(174,023)	$(68,920)
Net cash provided by (used in) financing activities	$2,670,070	$(900,544)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$183,939	$(19,117)
Net Cash (Used in) Provided by Operating Activities
Net cash (used in) provided by operating activities was $(2,312.1) million and $950.3 million for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, cash used in operating activities was primarily driven by the $2,249.5 million increase in inventory and a $31.4 million increase in escrow receivables correlated to the increase in revenue during the first half of 2021. For the six months ended June 30, 2020, net cash provided by operating activities was primarily driven by a $1,035.1 million decrease in inventory, as we substantially paused purchasing additional homes in March 2020 in response to the COVID-19 pandemic and the consequent health risks. The impact of the change in operating working capital was partially offset by our net loss, net of non-cash items, of $72.2 million.
Net Cash Used in Investing Activities
Net cash used in investing activities was $174.0 million and $68.9 million for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, cash used in investing activities primarily consisted of the $152.8 million increase in marketable securities and the $10.0 million purchase of a strategic investment in a privately held company. For the six months ended June 30, 2020, cash used in investing activities primarily consisted of the $58.2 million increase in marketable securities.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by (used in) financing activities was $2,670.1 million and $(900.5) million for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021, cash provided by financing activities was primarily attributable to $1,803.6 million net proceeds from our asset-backed debt facilities and $886.1 million in proceeds from the February 2021 Offering, net of $28.9 million of issuance costs. For the six months ended June 30, 2020, cash used in financing activities was primarily attributable to the net repayment of $898.8 million to our asset-backed debt facilities as we reduced inventory levels in response to COVID-19.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, except for the categories of contractual obligations included in the table below, which have been updated to reflect our contractual obligations as of June 30, 2021:

	Payment Due by Year
(in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Senior revolving credit facilities(1)	$1,677,511	$1,677,511	$—	$—	$—
Senior and mezzanine term debt facilities(2)	811,629	50,120	100,240	661,269	—
Mortgage financing(3)	24,375	24,375	—	—	—
Purchase commitments(4)	2,962,277	2,962,277	—	—	—
Total	$5,475,792	$4,714,283	$100,240	$661,269	$—
______________
(1)Represents the principal amounts outstanding as of June 30, 2021. Includes estimated interest payments, calculated using the variable rate in existence at period end over an assumed holding period of 90 days. Borrowings under the senior revolving credit facilities are payable as the related inventory is sold. The payment is expected to be within one year of June 30, 2021.
(2)Represents the principal amounts outstanding as of June 30, 2021 and interest payments assuming the principal balances remain outstanding until maturity. The final maturity dates of the senior and mezzanine term debt facilities vary, as discussed above.
(3)Represents the principal amounts outstanding as of June 30, 2021. The facility provides short-term financing between the origination of a mortgage loan and when Opendoor Home Loans sells the loan to an investor. Included estimated interest payments, calculated using the variable rate in existence at period end over the Company’s average holding period for mortgage loans.
(4)As of June 30, 2021, we were under contract to purchase 8,158 homes for an aggregate purchase price of $2,962.3 million.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2021.
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
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the condensed consolidated financial statements. Based on this definition, critical accounting policies and estimates are discussed in “Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Annual Report. There have been no significant changes to these critical accounting estimates during the first six months of 2021, except as noted below. In addition, we have other key accounting policies and estimates that are described in “Part I – Item 1. Financial Statements –Notes to Condensed Consolidated Financial Statements – Note 1. Description of Business and Accounting Policies” in this Quarterly Report on Form 10-Q.

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
We evaluated the Public and Sponsor Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity, and concluded that the Sponsor Warrants do not meet the criteria to be classified in shareholders’ equity. Specifically the exercise and settlement features for the Sponsor Warrants preclude them from being considered indexed to the Company’s own stock given that a change in the holder of the Sponsor Warrants may alter the settlement of the Sponsor Warrants. Since the holder of the instrument is not an input to a standard option pricing model, a consideration with respect to the indexation guidance, a change in the holder for the Sponsor Warrants impacting their value means the Sponsor Warrants are not indexed to the Company’s own stock. Since the Private Warrants meet the definition of a derivative under ASC 815, we recorded these warrants as liabilities on the balance sheet at fair value upon the consummation of the Business Combination, with subsequent changes in their respective fair values recognized in the condensed consolidated statement of operations at each reporting period. The Company concluded that the Public Warrants, which do not have the same exercise and settlement features as the Sponsor Warrants, meet the criteria to be classified in shareholders' equity.
The Public Warrants are publicly traded and thus had an observable market price. As of June 30, 2021, following the Company providing notice of redemption with respect to the Public Warrants and the Sponsor Warrants on June 9, 2021, the Company valued the Sponsor Warrants based upon their settlement value.
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
Interest Rate Risk
We are subject to market risk by way of changes in interest rates on borrowings under our inventory financing facilities and mortgage financing repurchase agreement. As of June 30, 2021 and December 31, 2020 we had outstanding borrowings of $1,690.9 million and $346.3 million, respectively, which bear interest at a floating rate based on a London Interbank Offered Rate (“LIBOR”) reference rate plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. Many of our floating rate debt facilities also have LIBOR floors. Assuming no change in the outstanding borrowings on our credit facilities, we estimate that a one percentage point increase in LIBOR would increase our annual interest expense by approximately $13.9 million and $4.4 million as of June 30, 2021 and December 31, 2020, respectively.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2021, due to the material weaknesses described below, our disclosure controls and procedures were not effective at the reasonable assurance level.
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
Remediation Activities
Management has been actively engaged in remediating the above described material weakness since the fourth quarter of 2020. In conjunction with the implementation of our Sarbanes-Oxley Compliance program, we have made significant progress in implementing remedial actions during the six months ended June 30, 2021, which included the following:
•Our Chief Information Security Officer has implemented certain key policies and processes to strengthen our information technology environment;
•Based on a comprehensive risk assessment that identified material financial reporting risks, we have identified and documented appropriate business processes and controls and also strengthened related policies and procedures; and
•Addressed segregation of duties conflicts by segregating conflicting roles and removing unnecessary user access and implemented access and change management controls, including ticketing processes, for many key systems.
As of June 30, 2021, management is continuing its remediation efforts focused on implementing new or redesigning existing controls and completing the controls documentation, which will be followed by our internal control effectiveness assessments.
In addition, as a result of the correction of prior period amounts as described in “Part I – Item 1. Financial Statements –Notes to Condensed Consolidated Financial Statements – Note 1. Description of Business and Accounting Policies” management has concluded that the Company had an additional material weakness as of December 31, 2020 related to the accounting and classification of significant and unusual transactions. The significant & unusual transaction review performed to evaluate the accounting for the Business Combination was incomplete in that a thorough analysis of the Warrants was not performed under Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). Specifically, while the equity classification of warrants with provisions similar to those of the Sponsor Warrants was historically broadly accepted industry practice, our management did not sufficiently analyze the propriety of this classification and did not identify the error in this accounting practice until the SEC’s issuance of the Staff Statement on April 12, 2021. This material weakness resulted in the correction of our consolidated financial statements as of and for the year ended December 31, 2020. This deficiency is a result of our previously smaller accounting team as a private company coupled with insufficient controls to ensure the completeness of all material components of each significant and unusual transaction evaluated. To remediate this material weakness we:
•hired additional personnel subsequent to the Business Combination and are continuing to expand our team in order to have sufficient capacity to thoroughly evaluate all material components of each significant and unusual transaction; and
•revisited our controls over accounting for significant and unusual transactions in conjunction with the implementation of the Company's Sarbanes-Oxley Compliance program in 2021. The Company has enhanced these controls with a focus on ensuring the analysis is complete and includes each of the material components of the transaction and needs to evaluate the enhanced controls for a period of effectiveness before they can be deemed remediated.
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

OPENDOOR TECHNOLOGIES INC.

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
Changes in Internal Control over Financial Reporting
Other than as described above, there have been no material changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business and Industry
The COVID-19 pandemic adversely affected our business in 2020. The extent to which COVID-19 will impact our future operations is uncertain and cannot be predicted at this time.
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
Although we believe we have successfully adapted our operations to date to effectively execute on our business model during the ongoing COVID-19 pandemic, there remains uncertainty as to COVID-19’s overall impact on the U.S. economy, the impact of variants, future limitations that may be imposed by governmental authorities on processes and procedures attendant to residential real estate transactions as a result of COVID-19, and long-term trends in consumer spending on real estate transactions, among other things. We cannot predict the extent to which our transaction volumes and financial results may be adversely affected by the foregoing.

OPENDOOR TECHNOLOGIES INC.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Recent Sales of Unregistered Equity Securities
None.
Use of Proceeds
On April 30, 2020, SCH consummated its initial public offering, generating total gross proceeds of $414.0 million, inclusive of units sold to the underwriters in connection with the exercise of their over-allotment option in full. Simultaneously with the consummation of the initial public offering, SCH consummated a private placement of warrants to its sponsor, SCH Sponsor II LLC, generating total additional proceeds of $9.2 million.
Following the initial public offering and the sale of the private placement warrants, a total of $414.0 million was placed in a trust account. After deducting payments to existing shareholders of $0.1 million in connection with their exercise of redemption rights, the payment of the $14.5 million of deferred underwriting fees and a total of $22.9 million in expenses in

OPENDOOR TECHNOLOGIES INC.

connection with the Business Combination paid from the trust account, the remainder of the trust account was transferred to our balance sheet to fund our operations and continued growth. As of the date of this Quarterly Report on Form 10-Q, the proceeds of these transactions have been fully applied.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
The following tables showing the correction of prior period amounts should be read in conjunction with Note 1 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q. This correction affected our consolidated balance sheet, consolidated statement of operations, consolidated statement of changes in temporary equity and shareholders’ equity (deficit) and consolidated statement of cash flows for year ended December 31, 2020.
The Company determined, based on consideration of quantitative and qualitative factors, that the error had an immaterial impact, individually and in aggregate. As such, the Company corrected its accounting for Sponsor Warrants in its Quarterly Report on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021.
The following table provides the impact of the correction on the Company's consolidated balance sheet as of December 31, 2020 (in thousands):

	As of December 31, 2020
	Previously Stated	Adjustments	As Corrected
Warrant liabilities	$—	47,349	$47,349
Total liabilities	$575,575	47,349	$622,924
Additional paid-in capital	$2,677,155	(81,143)	$2,596,012
Accumulated deficit	(1,077,243)	33,794	(1,043,449)
Total shareholders' equity	$1,600,007	(47,349)	$1,552,658
The following table provides the impact of the correction on the Company's consolidated statement of operations for the year ended December 31, 2020 (in thousands):

	Year Ended December 31, 2020
	Previously Stated	Adjustments	As Corrected
DERIVATIVE AND WARRANT FAIR VALUE ADJUSTMENT	$(25,941)	33,794	$7,853
LOSS BEFORE INCOME TAXES	$(286,697)	33,794	$(252,903)
NET LOSS	$(286,760)	33,794	$(252,966)
Net loss per share attributable to common shareholders:
Basic	$(2.62)	$0.31	$(2.31)
Diluted	$(2.62)	$0.31	$(2.31)
Other than changes made to reflect the impact of the recognition of the fair value of the Sponsor Warrants liability at the Closing Date to additional paid-in capital and the subsequent remeasurement of the fair value of the warrant liability at

OPENDOOR TECHNOLOGIES INC.

December 31, 2020 to accumulated deficit, there have been no changes to the Company's consolidated statement of temporary equity and shareholders’ equity (deficit) (in thousands).

	Year Ended December 31, 2020
	Previously Stated	Adjustments	As Corrected
Additional paid-in capital	$2,677,155	(81,143)	$2,596,012
Accumulated deficit	$(1,077,243)	33,794	$(1,043,449)
Total shareholders' equity	$1,600,007	(47,349)	$1,552,658
The following table provides the impact of the correction on the Company's consolidated statement of cash flows for the year ended December 31, 2020 (in thousands):

	Year Ended December 31, 2020
	Previously Stated	Adjustments	As Corrected
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(286,760)	33,794	$(252,966)
Adjustments to reconcile net loss to cash, cash equivalents, and restricted cash provided by (used in) operating activities:
Warrant fair value adjustment	$2,622	(33,794)	$(31,172)
DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Recognition of warrant liability	$—	81,143	$81,143

OPENDOOR TECHNOLOGIES INC.

Item 6. Exhibits.
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1		Agreement and Plan of Merger, dated as of September 15, 2020, by and among Social Capital Hedosophia Corp. II, Hestia Merger Sub Inc. and Opendoor Labs Inc.	8-K	001-39253	2.1	09/17/2020
3.1		Certificate of Incorporation of Opendoor Technologies Inc.	8-K	001-39253	3.1	12/18/2020
3.2		Bylaws of Opendoor Technologies Inc.	S-1/A	333-251529	3.3	01/15/2021
4.1		Specimen Common Stock Certificate of Opendoor Technologies Inc.	S-4/A	333-249302	4.5	11/06/2020
4.2		Warrant Agreement, dated April 27, 2020, between Social Capital Hedosophia Holdings Corp. II. and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39253	4.1	04/30/2020
4.3		Amendment to Warrant Agreement, dated March 22, 2021, between Opendoor Technologies Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent	10-Q	001-39253	4.3	05/12/2021
10.1	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Canada) Under 2020 Incentive Award Plan					*
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH		Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104		Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*
________________
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

OPENDOOR TECHNOLOGIES INC.
SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENDOOR TECHNOLOGIES INC.

Date:	August 11, 2021	By:	/s/ Eric Wu

			Name:	Eric Wu
			Title:	Chief Executive Officer

Date:	August 11, 2021	By:	/s/ Carrie Wheeler

			Name:	Carrie Wheeler
			Title:	Chief Financial Officer