Form 10-Q
period 2021-09-30
Opendoor Technologies Inc.
filed 2021-11-10
CIK 1801169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s common stock outstanding as of November 3, 2021 was approximately 612,612,711.

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
As a result of the Business Combination completed on December 18, 2020, Opendoor Labs Inc. share and per share amounts presented in this Quarterly Report on Form 10-Q, for periods prior to the Business Combination, have been retroactively converted by application of the exchange ratio of 1.618. For more information regarding the business combination, please see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 2. Business Combination”.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition; business strategy and plans; expectations regarding the impact of COVID-19; market opportunity and expansion and objectives of management for future operations, including our statements regarding the benefits and timing of the roll out of new markets, products, or technology; expected diversification of funding sources; and efforts to remediate our material weaknesses in internal control over financial reporting, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast”, “future”, “intend,” “may,” “might”, “opportunity”, “plan,” “possible”, “potential,” “predict,” “project,” “should,” “strategy”, “strive”, “target,” “will,” or “would”, including their antonyms or other similar terms or expressions may identify forward-looking statements. The absence of these words does not mean that a statement is not forward-looking.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

		September 30, 2021	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$1,358,775	$1,412,665
Restricted cash		484,476	92,863
Marketable securities		481,051	47,637
Mortgage loans held for sale pledged under agreements to repurchase		22,858	7,529
Escrow receivable		121,394	1,494
Real estate inventory, net		6,268,081	465,936
Other current assets ($616 and $373 carried at fair value)		84,365	24,987
Total current assets		8,821,000	2,053,111
PROPERTY AND EQUIPMENT – Net		38,321	29,228
RIGHT OF USE ASSETS		43,800	49,517
GOODWILL		47,158	30,945
INTANGIBLES – Net		11,494	8,684
OTHER ASSETS ($5,100 and $0 carried at fair value)		6,842	4,097
TOTAL ASSETS	(1)	$8,968,615	$2,175,582
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities		$156,030	$25,270
Non-recourse asset-backed debt - current portion		4,049,812	339,173
Other secured borrowings		19,728	7,149
Interest payable		9,746	1,081
Lease liabilities - current portion		4,637	20,716
Total current liabilities		4,239,953	393,389
NON-RECOURSE ASSET-BACKED DEBT – Net of current portion		1,367,989	135,467
CONVERTIBLE SENIOR NOTES		952,415	—
WARRANT LIABILITIES		—	47,349
LEASE LIABILITIES – Net of current portion		43,073	46,625
OTHER LIABILITIES		2,324	94
Total liabilities	(2)	6,605,754	622,924
COMMITMENTS AND CONTINGENCIES (See Note 17)
SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 3,000,000,000 shares authorized; 607,215,233 and 540,714,692 shares issued and outstanding, respectively		60	54
Additional paid-in capital		3,877,418	2,596,012
Accumulated deficit		(1,514,509)	(1,043,449)
Accumulated other comprehensive (loss) income		(108)	41
Total shareholders’ equity		2,362,861	1,552,658
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$8,968,615	$2,175,582
________________
(1)The Company’s consolidated assets at September 30, 2021 and December 31, 2020 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Cash and cash equivalents, $11,567 and $15,849; Restricted cash, $475,305 and $81,408; Real estate inventory, net, $6,131,362 and $460,680; Escrow receivable, $102,685 and $1,364; Other current assets, $39,253 and $5,365; and Total assets of $6,760,172 and $564,666, respectively.
(2)The Company’s consolidated liabilities at September 30, 2021 and December 31, 2020 include the following liabilities for which the VIE creditors do not have recourse to Opendoor: Accounts payable and other accrued liabilities, $66,134 and $2,335; Interest payable, $9,413 and $1,059; Current portion of non-recourse asset-backed debt, $4,049,812 and $339,173; Non-recourse asset-backed debt, net of current portion, $1,367,989 and $135,467; and Total liabilities, $5,493,348 and $478,034, respectively.
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE	$2,266,354	$338,613	$4,199,014	$2,334,235
COST OF REVENUE	2,063,865	302,802	3,740,622	2,152,803
GROSS PROFIT	202,489	35,811	458,392	181,432
OPERATING EXPENSES:
Sales, marketing and operations	153,496	27,336	319,087	156,290
General and administrative	90,105	40,168	502,800	99,074
Technology and development	27,295	13,184	102,360	45,809
Total operating expenses	270,896	80,688	924,247	301,173
LOSS FROM OPERATIONS	(68,407)	(44,877)	(465,855)	(119,741)
DERIVATIVE AND WARRANT FAIR VALUE ADJUSTMENT	3,499	(24,329)	12,179	(25,219)
INTEREST EXPENSE	(43,550)	(12,376)	(70,375)	(57,393)
OTHER INCOME – Net	51,965	764	53,601	3,619
LOSS BEFORE INCOME TAXES	(56,493)	(80,818)	(470,450)	(198,734)
INCOME TAX EXPENSE	(326)	(35)	(610)	(234)
NET LOSS	$(56,819)	$(80,853)	(471,060)	(198,968)
Net loss per share attributable to common shareholders:
Basic	$(0.09)	$(0.91)	$(0.80)	$(2.32)
Diluted	$(0.09)	$(0.91)	$(0.80)	$(2.32)
Weighted-average shares outstanding:
Basic	603,389	89,070	585,854	85,907
Diluted	603,389	89,070	585,854	85,907

See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
NET LOSS	$(56,819)	$(80,853)	$(471,060)	$(198,968)
OTHER COMPREHENSIVE INCOME:
Unrealized (loss) gain on marketable securities	(106)	(158)	(147)	126
Currency translation adjustment	(2)	—	(2)	—
COMPREHENSIVE LOSS	$(56,927)	$(81,011)	$(471,209)	$(198,842)
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY
EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands, except number of shares)
(Unaudited)

	Temporary Equity										Shareholders’ Equity (Deficit)
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE-June 30, 2021	—	—	—	—	—	—	—	—	—	—	593,838,919	59	3,875,552	(1,457,690)	—	2,417,921
Issuance of common stock in connection with the February 2021 Offering	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	318,929	—	11	—	—	11
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	2,812,297	—		—	—	—
Common stock issued upon exercise of warrants	—	—	—	—	—	—	—	—	—	—	7,695,674	1	51,771	—	—	51,772
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	2,549,414	—	4,532	—	—	4,532
Purchases of Capped Calls related to the 2026 Notes	—	—	—	—	—	—	—	—	—	—	—	—	(118,766)	—	—	(118,766)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	64,318	—	—	64,318
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(108)	(108)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(56,819)	—	(56,819)
BALANCE–September 30, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	607,215,233	$60	$3,877,418	$(1,514,509)	$(108)	$2,362,861

	Temporary Equity										Shareholders’ Equity (Deficit)
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE-December 31, 2020	—	—	—	—	—	—	—	—	—	—	540,714,692	54	2,596,012	(1,043,449)	41	1,552,658
Issuance of common stock in connection with the February 2021 Offering	—	—	—	—	—	—	—	—	—	—	32,817,421	3	857,191	—	—	857,194
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	979,198	—	56	—	—	56
Vesting of restricted stock units	—	—	—	—	—	—	—	—	—	—	17,712,282	1	—	—	—	1
Common stock issued upon exercise of warrants	—	—	—	—	—	—	—	—	—	—	8,200,151	1	57,572	—	—	57,573
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	6,791,489	1	11,268	—	—	11,269
Purchases of Capped Calls related to the 2026 Notes	—	—	—	—	—	—	—	—	—	—	—	—	(118,766)	—	—	(118,766)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	474,085	—	—	474,085
Other comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(149)	(149)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(471,060)	—	(471,060)
BALANCE–September 30, 2021	—	$—	—	$—	—	$—	—	$—	—	$—	607,215,233	$60	$3,877,418	$(1,514,509)	$(108)	$2,362,861

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY
EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands, except number of shares)
(Unaudited)

	Temporary Equity										Shareholders’ Equity (Deficit)
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE-June 30, 2020	40,089,513	$9,763	23,840,816	$20,049	29,070,700	$80,519	63,470,884	$257,951	157,952,523	$1,013,220	84,983,061	—	$64,777	$(908,598)	$302	$(843,519)
Issuance of issuer stock rights in extinguishment of the 2019 Convertible Notes	—	—	—	—	—	—	—	—	—	—	—	—	212,940	—	—	212,940
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	336,665	—	21	—	—	21
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	163,121	—	397	—	—	397
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,522	—	—	2,522
Other comprehensive gain	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(158)	(158)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(80,853)	—	(80,853)
BALANCE–September 30, 2020	40,089,513	$9,763	23,840,816	$20,049	29,070,700	$80,519	63,470,884	$257,951	157,952,523	$1,013,220	85,482,847	$—	$280,657	$(989,451)	$144	$(708,650)

	Temporary Equity										Shareholders’ Equity (Deficit)
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE-December 31, 2019	40,089,513	$9,763	23,840,816	$20,049	29,070,700	$80,519	63,470,884	$257,951	157,952,523	$1,013,220	83,748,443	—	$57,362	$(790,483)	$18	$(733,103)
Issuance of issuer stock rights in extinguishment of the 2019 Convertible Notes	—	—	—	—	—	—	—	—	—	—	—	—	212,940	—	—	212,940
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	1,123,200	—	95	—	—	95
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	611,204	—	1,098	—	—	1,098
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	9,162	—	—	9,162
Other comprehensive gain	—	—	—	—	—	—	—	—	—	—	—	—	—	—	126	126
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(198,968)	—	(198,968)
BALANCE–September 30, 2020	40,089,513	$9,763	23,840,816	$20,049	29,070,700	$80,519	63,470,884	$257,951	157,952,523	$1,013,220	85,482,847	$—	$280,657	$(989,451)	$144	$(708,650)

See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(471,060)	$(198,968)
Adjustments to reconcile net loss to cash, cash equivalents, and restricted cash (used in) provided by operating activities:
Depreciation and amortization – net of accretion	26,551	31,114
Amortization of right of use asset	6,055	22,008
Impairment of software development costs	3,227	—
Stock-based compensation	465,059	9,162
Derivative and warrant fair value adjustment	(12,179)	1,901
Gain on settlement of lease liabilities	(5,237)	—
Inventory valuation adjustment	32,602	7,517
Changes in fair value of derivative instruments	(243)	22,568
Changes in fair value of marketable equity securities	(51,013)	—
Payment-in-kind interest	—	3,910
Dividend-in-kind	264	—
Net fair value adjustments and gain (loss) on sale of mortgage loans held for sale	(3,144)	(2,131)
Origination of mortgage loans held for sale	(153,789)	(88,098)
Proceeds from sale and principal collections of mortgage loans held for sale	141,624	78,360
Changes in operating assets and liabilities:
Escrow receivable	(119,900)	11,241
Real estate inventories	(5,805,802)	1,146,798
Other assets	(50,202)	793
Accounts payable and other accrued liabilities	102,310	3,355
Interest payable	3,183	(2,530)
Lease liabilities	(11,864)	(9,646)
Net cash (used in) provided by operating activities	(5,903,558)	1,037,354
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22,878)	(12,068)
Purchase of intangible assets	(790)	—
Purchase of marketable securities	(458,585)	(174,530)
Proceeds from sales, maturities, redemptions and paydowns of marketable securities	85,638	135,778
Purchase of non-marketable equity securities	(15,100)	—
Acquisitions, net of cash acquired	(20,110)	—
Net cash used in investing activities	(431,825)	(50,820)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of issuance costs	953,066	—
Purchase of capped calls related to the convertible senior notes	(118,766)	—
Proceeds from exercise of stock options	11,268	1,078
Proceeds from warrant exercise	22,402	—
Proceeds from the February 2021 Offering	886,067	—
Issuance cost of common stock	(28,876)	—
Proceeds from non-recourse asset-backed debt	7,782,076	912,082
Principal payments on non-recourse asset-backed debt	(2,837,436)	(1,949,165)
Proceeds from other secured borrowings	150,748	85,996
Principal payments on other secured borrowings	(138,169)	(74,720)
Payment of loan origination fees and debt issuance costs	(9,274)	(3,068)
Net cash provided by (used in) financing activities	6,673,106	(1,027,797)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	337,723	(41,263)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – Beginning of period	1,505,528	684,822
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	$1,843,251	$643,559
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid during the period for interest	$57,151	$47,977

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Issuance of issuer stock rights in extinguishment of the 2019 Convertible Notes	$—	$212,940
Issuance of common stock in extinguishment of warrant liabilities	$(35,170)	$—
RECONCILIATION TO CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$1,358,775	$469,365
Restricted cash	484,476	174,194
Cash, cash equivalents, and restricted cash	$1,843,251	$643,559

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
The fair value of the Sponsor Warrants as of the Closing Date on December 18, 2020 and December 31, 2020 amounted to $81.1 million and $47.3 million, respectively. The change in fair value from the Closing Date through December 31, 2020 amounted to a gain of $33.8 million. The impact of the misstatement as of December 31, 2020 resulted in an understatement of the warrant liability of $47.3 million, and an overstatement of accumulated deficit and additional paid-in capital of $33.8 million and $81.1 million respectively.
The Company evaluated the impact of error related to the accounting treatment of Sponsor Warrants with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and determined, based on consideration of quantitative and qualitative factors, that the error had an immaterial impact, individually and in aggregate. As such, the Company corrected its accounting for Sponsor Warrants in its Quarterly Report on Form 10-Q for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements as of September 30, 2021 and December 31, 2020 and for the three and nine month periods ended September 30, 2021 and 2020 include the accounts of Opendoor, its wholly owned subsidiaries and VIEs where the Company is the primary beneficiary. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements herein. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period's presentation.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ materially from such estimates. Significant estimates, assumptions and judgments made by management include, among others, the determination of the fair value of common stock, share-based awards, warrants, derivatives, convertible senior notes, and inventory impairment (“real estate inventory valuation adjustment”). Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent that there are material differences between these estimates and actual results, the Company’s financial statements will be affected. The COVID-19 pandemic introduced significant additional uncertainties with respect to estimates, judgments and assumptions, which may materially impact these estimates.
Significant Risks and Uncertainties
The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, the Company believes that changes in any of the following areas could have a significant negative effect on the Company in terms of its future financial position, results of operations or cash flows: public health crises, like the COVID-19 pandemic; its rates of revenue growth; its ability to manage inventory; engagement and usage of its products; the effectiveness of its investment of resources to pursue strategies; competition in its market; the stability of the residential real estate market; the impact of interest rate changes on demand and its costs; changes in technology, products, markets or services by the Company or its competitors; the addition or loss of significant customers; its ability to maintain or establish relationships with listings and data providers; its ability to obtain or maintain licenses and permits to support its current and future businesses; actual or anticipated changes to its products and services; changes in government regulation affecting its business; the outcomes of legal proceedings; natural disasters and catastrophic events; scaling and adaptation of existing technology and network infrastructure; its management of its growth; its ability to attract and retain qualified employees and key personnel; its ability to successfully integrate and realize the benefits of its past or future strategic acquisitions or investments; the protection of customers’ information and other privacy concerns; the protection of its brand and intellectual property; and intellectual property infringement and other claims, among other things.
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
The Company’s significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 1. Description of Business and Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the nine month period ended September 30, 2021, except as noted below.
Marketable Securities
The Company's investments in marketable securities consist of debt securities classified as available-for-sale as well as marketable equity securities. The Company's available-for-sale debt securities are measured at fair value with unrealized gains and losses included in Accumulated other comprehensive income (loss) in shareholder's equity and realized gains and losses included in Other income. The Company's marketable equity securities are measured at fair value with changes in fair value recognized in Other income. See “Note 4 — Cash, Cash Equivalents, and Investments” for further discussion.

Convertible Senior Notes
The 0.25% convertible senior notes due in 2026 (the "2026 Notes") issued by the Company are accounted for wholly as debt in accordance with ASU 2020-06. The 2026 Notes have an initial carrying value equal to the net proceeds from issuance. Issuance costs associated with the 2026 Notes are amortized over the term using the effective interest method. Conversions are settled through payment of cash or a combination of cash and stock, at the Company's option. Upon conversion, the carrying amount of the 2026 Notes, including any unamortized debt issuance costs, is reduced by cash paid, with any difference being reflected as a change in equity. There will not be any gains or losses recognized upon a conversion.
Capped Calls
The Company purchased certain capped calls in connection with the issuance of the 2026 Notes in August 2021 which it expects to reduce potential dilution from conversions of the 2026 Notes. The capped calls were determined to be freestanding financial instruments that meet the criteria for classification in equity; as such, the capped calls were recorded as a reduction of Additional paid-in capital within shareholders' equity and will not be subsequently remeasured.
Derivative Instruments
The Company’s derivative instruments are comprised of interest rate caps, interest rate lock commitments (“IRLCs”), and embedded conversion options related to the convertible notes issued in 2019 (the "2019 Convertible Notes"). The Company’s derivative instruments are freestanding in nature and some are utilized as economic hedges. These derivative instruments are recorded at fair value with changes recognized as a gain or loss to operations. Beginning in 2021, the Company changed the fair value classification of IRLCs from Level 2 to Level 3 as the Company began to adjust observable input data for the estimated pull-through rate, a Company specific input that is unobservable to market participants. See “Note 5 — Derivative Instruments” and "Note 8 — Fair Value Disclosures" for further discussion.
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
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment and definite-lived intangible assets, among other long-term assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. Impairment loss of $0.7 million and $4.2 million was recognized for the three and nine months ended September 30, 2021, respectively. Of these amounts, $0.7 million and $3.2 million are included in Technology and development for the three and nine months ended September 30, 2021, respectively, and $0.0 million and $1.0 million are included in General and administrative for the three and nine months ended September 30, 2021, respectively. There was no impairment loss recognized for the three months ended September 30, 2020 while impairment loss of $1.8 million was recognized for the nine months ended September 30, 2020. Of this amount, $0.9 million is included in Technology and development and $0.9 million is included in General and administrative. The impairment loss recognized for the three and nine months ended September 30, 2021 is related to abandonment of property and equipment, impairment and abandonment of certain internally developed software projects, and sublease of certain right of use assets.

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
The Company evaluated the Public and Sponsor Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity, and concluded that the Sponsor Warrants do not meet the criteria to be classified in shareholders’ equity. Specifically, the exercise and settlement features for the Sponsor Warrants precluded them from being considered indexed to the Company’s own stock, given that a change in the holder of the Sponsor Warrants may alter the settlement of the Sponsor Warrants. Since the holder of the instrument is not an input to a standard option pricing model (a consideration with respect to the indexation guidance), the fact that a change in the holder could impact the value of the Sponsor Warrants means the Sponsor Warrants were not indexed to the Company’s own stock. Since the Sponsor Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the balance sheet at fair value upon the consummation of the Business Combination, with subsequent changes in their respective fair values recognized in the condensed consolidated statement of operations at each reporting period. The Company concluded that the Public Warrants, which do not have the same exercise and settlement features as the Sponsor Warrants, meet the criteria to be classified in shareholders' equity.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)
Recently Issued Accounting Standards
Recently Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, to simplify accounting for certain financial instruments. This guidance eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. The standard also amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The Company adopted this ASU as of January 1, 2021 using the modified retrospective method. The adoption of this ASU did not have a material impact to the Company’s condensed consolidated financial statements.

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
Other Acquisitions
On September 3, 2021, the Company acquired 100% of the outstanding equity of Services Labs, Inc., including its consolidated subsidiaries (“Pro.com”), in exchange for $21.8 million in cash consideration. The Company acquired Pro.com, a construction project platform, for its technology and talent. Acquired intangible assets consist of developed technology valued at $4.2 million which will be amortized over one year.
3.REAL ESTATE INVENTORY
The following table presents the components of inventory, net of applicable real estate inventory valuation adjustments, as of the dates presented (in thousands):

	September 30, 2021	December 31, 2020
Work-in-process	$2,759,984	$183,004
Finished goods	3,508,097	282,932
Total real estate inventory	$6,268,081	$465,936
4.CASH, CASH EQUIVALENTS, AND INVESTMENTS
The amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents, and marketable securities as of September 30, 2021 and December 31, 2020, are as follows (in thousands):

	September 30, 2021
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$83,893	$—	$—	$83,893	$83,893	$—
Money market funds	974,657	—	—	974,657	974,657	—
Time deposit	300,225	—	—	300,225	300,225	—
Corporate debt securities	205,805	17	(120)	205,702	—	205,702
Mutual fund	200,264	—	—	200,264	—	200,264
Equity securities	61,013	—	—	61,013	—	61,013
Asset-backed securities	4,907	—	(1)	4,906	—	4,906
Certificates of deposit	4,750	—	—	4,750	—	4,750
Sovereign bonds	4,418	—	(2)	4,416	—	4,416
Total	$1,839,932	$17	$(123)	$1,839,826	$1,358,775	$481,051

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)

	December 31, 2020
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$709,924	$—	$—	$709,924	$709,924	$—
Money market funds	618,197	—	—	618,197	618,197	—
Commercial paper	81,037	1	—	81,038	81,038	—
Corporate debt securities	29,891	26	(2)	29,915	3,506	26,409
Asset-backed securities	12,518	19	(4)	12,533	—	12,533
U.S. agency securities	6,993	2	—	6,995	—	6,995
U.S. Treasury securities	1,700	—	—	1,700	—	1,700
Total	$1,460,260	$48	$(6)	$1,460,302	$1,412,665	$47,637
A summary of debt securities with unrealized losses aggregated by period of continuous unrealized loss is as follows (in thousands):

	Less than 12 Months		12 Months or Greater		Total
September 30, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$174,669	$(120)	$—	$—	$174,669	$(120)
Asset-backed securities	4,906	(1)	—	—	4,906	(1)
Certificate of deposit	4,750	—	—	—	4,750	—
Sovereign bonds	4,416	(2)	—	—	4,416	(2)
Total	$188,741	$(123)	$—	$—	$188,741	$(123)

	Less than 12 Months		12 Months or Greater		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$19,296	$—	$—	$—	$19,296	$—
Corporate debt securities	7,538	(2)	—	—	7,538	(2)
Asset-backed securities	4,611	(4)	—	—	4,611	(4)
Total	$31,445	$(6)	$—	$—	$31,445	$(6)
The scheduled contractual maturities of marketable securities as of September 30, 2021 are as follows (in thousands):

September 30, 2021	Fair Value	Within 1 Year	After 1 Year through 5 Years
Corporate debt securities	$205,702	$58,452	$147,250
Asset-backed securities	4,906	2,044	2,862
Certificate of deposit	4,750	4,750	—
Sovereign bonds	4,416	4,416	—
Total	$219,774	$69,662	$150,112
As of September 30, 2021, the Company had $5.1 million of non-marketable equity securities without a readily determinable fair value, measured using the Measurement Alternative. The Company did not record any adjustments to the carrying value of its non-marketable equity securities. As of December 31, 2020, the Company had no non-marketable equity securities without a readily determinable fair value.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)
5.DERIVATIVE INSTRUMENTS
The Company uses certain types of derivative instruments in the normal course of business and the Company’s use of derivatives includes interest rate caps to manage interest rate risk, IRLCs with respect to our MLHFS, and embedded conversion options with respect to the Company’s 2019 Convertible Notes. Derivative transactions can be measured in terms of notional amount, but this amount is not recorded on the balance sheet and is not, when viewed in isolation, a meaningful measure of the risk profile of the instruments. The notional amount is generally not exchanged, but is used only as the basis on which interest and other payments are determined.
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
Embedded Conversion Options
The Company bifurcated the embedded conversion features associated with the 2019 Convertible Notes. The 2019 Convertible Notes and the related bifurcated embedded conversion options were extinguished in September 2020. Prior to extinguishment, the embedded conversion options were measured at fair value and were presented in Derivative and warrant liabilities. The change in fair value of the embedded conversion options is a component of Derivative and warrant fair value adjustment.
The following table presents the total notional amounts and fair values for the Company’s derivatives (in thousands):

	Notional Amount	Fair Value Derivatives
September 30, 2021		Asset	Liability
Interest rate lock commitments	$34,146	$616	$—

	Notional Amount	Fair Value Derivatives
December 31, 2020		Asset	Liability
Interest rate lock commitments	$15,130	$373	$—

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)
The following table presents the net gains and losses recognized on derivatives within the respective line items in the statement of operations for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue	$(195)	$222	$243	$753
Derivative and warrant fair value adjustment	$—	$(23,317)	$—	$(23,317)
Other income, net	$—	$—	$—	$(4)
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
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Assets
Cash and cash equivalents	$11,567	$15,849
Restricted cash	475,305	81,408
Real estate inventory	6,131,362	460,680
Other(1)	141,938	6,729
Total assets	$6,760,172	$564,666
Liabilities
Non-recourse asset-backed debt	$5,417,801	$474,640
Other(2)	75,547	3,394
Total liabilities	$5,493,348	$478,034
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)
7.CREDIT FACILITIES AND LONG-TERM DEBT
The following tables summarize certain details related to the Company's credit facilities and long-term debt as of September 30, 2021 and December 31, 2020 (in thousands, except interest rates):

		Outstanding Amount
September 30, 2021	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-Backed Debt:
Asset-Backed Senior Credit Facilities
Revolving Facility 2018-2	$1,000,000	$999,206	$—	2.84%	September 23, 2022	December 23, 2022
Revolving Facility 2018-3	750,000	650,000	—	2.47%	May 26, 2024	May 26, 2024
Revolving Facility 2019-1	900,000	632,366	—	2.84%	June 30, 2023	June 30, 2023
Revolving Facility 2019-2	1,030,000	1,028,206	—	2.55%	July 8, 2023	July 8, 2023
Revolving Facility 2019-3	925,000	627,938	—	3.25%	August 22, 2022	August 21, 2023
Revolving Facility 2021-1	125,000	112,096	—	2.15%	October 31, 2022	October 31, 2022
Term Debt Facility 2021-S1	400,000	—	250,000	3.48%	April 1, 2024	April 1, 2025
Term Debt Facility 2021-S2	600,000	—	500,000	3.20%	September 10, 2024	September 10, 2025
Total	$5,730,000	$4,049,812	$750,000
Issuance Costs			(3,234)
Carrying Value			$746,766

Asset-Backed Mezzanine Term Debt Facilities
Term Debt Facility 2016-M1	$324,000	$—	$324,000	10.00%	October 31, 2023	March 31, 2025
Term Debt Facility 2020-M1	300,000	—	300,000	10.00%	January 23, 2023	January 23, 2026
Total	$624,000	$—	$624,000
Issuance Costs			(2,777)
Carrying Value			$621,223

Total Non-Recourse Asset-Backed Debt	$6,354,000	$4,049,812	$1,367,989

Recourse Debt - Other Secured Borrowings:
Mortgage Financing
Repo Facility 2019-R1	$100,000	$19,728	$—	1.84%	May 26, 2022	May 26, 2022
Total Recourse Debt	$100,000	$19,728	$—

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)

	Outstanding Amount
December 31, 2020	Current	Non-Current	Weighted Average Interest Rate
Non-Recourse Asset-Backed Debt:
Asset-Backed Senior Credit Facilities
Revolving Facility 2018-1	$—	$—	4.28%
Revolving Facility 2018-2	—	—	4.36%
Revolving Facility 2018-3	25,385	—	4.19%
Revolving Facility 2019-1	32,535	—	3.58%
Revolving Facility 2019-2	230,352	—	3.08%
Revolving Facility 2019-3	50,901	—	3.60%
Total	$339,173	$—

Asset-Backed Mezzanine Term Debt Facilities
Term Debt Facility 2016-M1	$—	$40,000	10.00%
Term Debt Facility 2020-M1	—	100,000	10.00%
Total	$—	$140,000
Issuance Costs		(4,533)
Carrying Value		$135,467

Total Non-Recourse Asset-Backed Debt	$339,173	$135,467

Recourse Debt - Other Secured Borrowings:
Mortgage Financing
Repo Facility 2019-R1	$7,149	$—	1.94%
Total Recourse Debt	$7,149	$—
Non-Recourse Asset-backed Debt
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
Asset-backed Senior Credit Facilities
The Company classifies the senior revolving credit facilities as current liabilities on the Company’s condensed consolidated balance sheets as amounts drawn to acquire and renovate homes are required to be repaid as the related real estate inventory is sold, which the Company expects to occur within 12 months. The Company classifies its senior term debt facilities as long-term liabilities on the Company's condensed consolidated balance sheets because its borrowings under these facilities are generally not required to be repaid until the final maturity date.
Undrawn borrowing capacity amounts under the senior credit facilities as reflected in the table above are in some cases not fully committed and any borrowings above the fully committed amounts are subject to the applicable lender’s discretion. As of September 30, 2021, the Company had fully committed borrowing capacity with respect to the Company’s senior credit facilities of $3,837.4 million. The total outstanding amount presented above includes $4,049.8 million of current liabilities and $750.0 million of non-current liabilities; the carrying value of the non-current liabilities is reduced by issuance costs of $3.2 million. Outstanding amounts drawn under each senior credit facility are required to be repaid on the facility maturity date

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)
or earlier if accelerated due to an event of default or other mandatory repayment event. The final maturity dates and revolving/withdrawal period end dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. These facilities may also have extensions subject to lender discretion that are not reflected in the table above.

These borrowings are collateralized by cash, equity in the real estate owning SPEs, and the real estate inventory funded by the relevant facility. The lenders have legal recourse only to the real estate-owning SPE borrowers, certain SPE guarantors, and the assets securing the debt, and do not have general recourse to the Company.
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
The senior term debt facilities are typically structured with an initial 36 month withdrawal period during which the outstanding principal amounts are generally not required to be repaid when homes financed through those facilities are sold and instead are intended to remain outstanding until final maturity for each facility. Borrowings under the senior term debt facility accrue interest at a fixed rate. The Company's senior term debt facilities may include upfront issuance costs that are capitalized as part of the facilities' respective carrying values. These facilities are fully prepayable at any time but may be subject to certain customary prepayment penalties.
The senior term debt facilities have aggregated property borrowing bases, which increase or decrease based on the cost and the value of the properties financed under the facilities, how long the Company has possessed such properties and the amount of cash collateral pledged by the SPE borrowers. The borrowing bases for the facilities may be reduced as properties age beyond certain thresholds and any borrowing base deficiencies may be satisfied through contributions of additional properties, cash or through partial repayment of the facilities.
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
As of September 30, 2021, there were no undrawn amounts under the mezzanine term debt facilities. Any amounts repaid reduce total borrowing capacity as repaid amounts are not available to be reborrowed. The final maturity dates as reflected in the table above are inclusive of any extensions at the sole discretion of the Company. The Company’s mezzanine term debt facilities may also have extensions subject to lender discretion that are not reflected in the table above. See Note 18 — Subsequent Events” for further information regarding the amendment of the Company's asset-backed mezzanine term debt facilities.
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
The terms of these inventory financing facilities and related financing documents require Opendoor to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to equity). As of September 30, 2021, the Company was in compliance with all financial covenants and no event of default had occurred.
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
As of September 30, 2021, the Repurchase Agreement has a borrowing capacity of $100.0 million, of which $20.0 million is fully committed. The Repurchase Agreement includes customary representations and warranties, covenants and provisions regarding events of default. As of September 30, 2021, $20.6 million in mortgage loans were financed under the facility, and Opendoor was in compliance with all financial covenants and no event of default had occurred.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)
Convertible Senior Notes
In August 2021, the Company issued the 2026 Notes in an aggregate principal amount of $977.5 million. The tables below summarizes certain details related to the 2026 Notes (in thousands, except interest rates):

September 30, 2021	Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2026 Notes	$977,500	$(25,085)	$952,415

September 30, 2021	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	Semi-Annual Interest Payment Dates	Conversion Rate	Conversion Price
2026 Notes	August 15, 2026	0.25%	0.77%	February 15; August 15	51.9926	$19.23
The 2026 Notes will be convertible at the option of the holders before February 15, 2026 only upon the occurrence of certain events. Beginning on August 20, 2024, the Company has the option to redeem the 2026 Notes upon meeting certain conditions related to price of the Company's common stock. Beginning on February 15, 2026 and until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2026 Notes are convertible at any time at election of each holder. The conversion rate and conversion price are subject to customary adjustments under certain circumstances. In addition, if certain corporate events that constitute a make-whole fundamental change occur, then the conversion rate will be adjusted in accordance with the make-whole table within the Indenture. Upon conversion, the Company may satisfy its conversion obligation by paying cash or providing a combination of cash and the Company's common stock, at the Company's election, based on the applicable conversion rate.
For the three and nine months ended September 30, 2021, total interest expense on the Company's convertible senior notes were $694 thousand, with coupon interest of $278 thousand and amortization of debt issuance costs of $416 thousand.
Capped Calls
In August 2021, in connection with the issuance of the 2026 Notes, the Company purchased capped calls (the "Capped Calls") from certain financial institutions at a cost of $118.8 million. The Capped Calls cover, subject to customary adjustments, the number of shares of the Company's common stock underlying the 2026 Notes. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event of a conversion of the 2026 Notes settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2026 Notes its common stock price exceeds the conversion price. The Capped Calls have an initial strike price of $19.23 per share and an initial cap price of $29.59 per share or a cap price premium of 100%.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)

Asset/Liability Class	Valuation Methodology, Inputs and Assumptions	Classification
Cash and cash equivalents	Carrying value is a reasonable estimate of fair value based on short-term nature of the instruments.	Estimated fair value classified as Level 1.
Restricted cash	Carrying value is a reasonable estimate of fair value based on short-term nature of the instruments.	Estimated fair value classified as Level 1.
Marketable securities
Debt securities	Prices obtained from third-party vendors that compile prices from various sources and often apply matrix pricing for similar securities when no price is observable.	Level 2 recurring fair value measurement.
Mutual fund	Price is quoted given the security is traded on an exchange.	Level 1 recurring fair value measurement.
Equity securities	Price is quoted given the securities traded on an exchange	Level 1 recurring fair value measurement.
Mortgage loans held for sale pledged under agreements to repurchase	Fair value is estimated based on observable market data including quoted market prices, deal price quotes, and sale commitments.	Level 2 recurring fair value measurement.
Other current assets
Interest rate lock commitments	Fair value of the underlying loan based on observable quoted market prices in the secondary market and sale commitments, with adjustments for the estimated pull-through rate.	Level 2 recurring fair value measurement for fair value based on observable inputs. Level 3 recurring fair value measurement for fair value with unobservable inputs.
Other assets
Non-marketable equity securities	Fair value is estimated using the observable transaction price.	Level 2 non-recurring fair value measurement for fair value based on transaction price.
Non-recourse asset-backed debt
Credit facilities	Fair value is estimated using discounted cash flows based on current lending rates for similar credit facilities with similar terms and remaining time to maturity.	Carried at amortized cost. Estimated fair value classified as Level 2.
Other secured borrowings
Loans sold under agreements to repurchase	Fair value is estimated using discounted cash flows based on current lending rates for similar asset-backed debt with similar terms and remaining time to maturity.	Carried at amortized cost. Estimated fair value classified as Level 2.
Convertible senior notes	Fair value is estimated using broker quotes and other observable market inputs.	Carried at amortized cost. Estimated fair value classified as Level 2.
Warrant liabilities
Sponsor Warrants	Fair value is estimated using the price of the Public Warrants or their settlement value.	Level 2 recurring fair value measurement.

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

September 30, 2021	Balance at Fair Value	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$205,702	$—	$205,702	$—
Mutual fund	200,264	200,264	—	—
Equity securities	61,013	61,013	—	—
Asset-backed securities	4,906	—	4,906	—
Certificates of deposit	4,750	—	4,750	—
Sovereign bonds	4,416	—	4,416	—
Mortgage loans held for sale pledged under agreements to repurchase	22,858	—	22,858	—
Other current assets:
Interest rate lock commitments	616		—	616
Total assets	$504,525	$261,277	$242,632	$616

December 31, 2020	Balance at Fair Value	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$26,409	$—	$26,409	$—
Asset-backed securities	12,533	—	12,533	—
U.S. agency securities	6,995	—	6,995	—
U.S. Treasury securities	1,700	—	1,700	—
Mortgage loans held for sale pledged under agreements to repurchase	7,529	—	7,529	—
Other current assets:
Interest rate lock commitments	373		373
Total assets	$55,539	$—	$55,539	$—
Warrant liabilities:
Sponsor Warrants	47,349	—	$47,349	—
Total liabilities	$47,349	$—	$47,349	$—

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

	September 30, 2021
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$1,358,775	$1,358,775	$1,358,775	$—
Restricted cash	484,476	484,476	484,476	—
Other assets:
Non-marketable equity securities	5,100	5,100	—	5,100
Liabilities:
Non-recourse asset-backed debt	$5,417,802	$5,423,812	$—	$5,423,812
Other secured borrowings	19,728	19,728	—	19,728
Convertible senior notes	952,415	1,226,332	—	1,226,332

	December 31, 2020
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$1,412,665	$1,412,665	$1,412,665	$—
Restricted cash	92,863	92,863	92,863	—
Liabilities:
Credit facilities and other secured borrowings	$481,789	$486,322	$—	$486,322
The following tables show a reconciliation from the opening balances to the closing balances for Level 3 Fair values for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Warrants	Embedded Conversion Option	Interest rate lock commitments
Balance as of June 30, 2021	$—	$—	$811
Additions	—	—	1,524
Origination/Terminations	—	—	(2,080)
Net change in fair value	—	—	361
Balance as of September 30, 2021	$—	$—	$616

Balance as of December 31, 2020	—	—	$—
Additions	—	—	3,872
Origination/Terminations	—	—	(3,747)
Net change in fair value	—	—	491
Balance as of September 30, 2021	$—	$—	$616

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)

	Warrants	Embedded Conversion Option	Interest rate lock commitments
Balance as of June 30, 2020	$5,428	$41,697	$—
Settlement of convertible senior notes	—	(65,014)	—
Net change in fair value	1,012	23,317	—
Balance as of September 30, 2020	$6,440	$—	$—

Balance as of December 31, 2019	4,538	41,697	$—
Settlement of convertible senior notes	—	(65,014)	—
Net change in fair value	1,902	23,317	—
Balance as of September 30, 2020	$6,440	$—	$—
9.PROPERTY AND EQUIPMENT
Property and equipment as of September 30, 2021 and December 31, 2020, consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Internally developed software	$62,599	$47,823
Computers	9,588	5,511
Security systems	6,791	681
Furniture and fixtures	2,817	3,279
Software implementation costs	2,304	1,680
Leasehold improvements	1,978	2,456
Office equipment	2,113	2,056
Total	88,190	63,486
Accumulated depreciation and amortization	(49,869)	(34,258)
Property and equipment – net	$38,321	$29,228
Depreciation and amortization expense of $7.2 million and $18.9 million was recorded for the three and nine months ended September 30, 2021, respectively. Depreciation and amortization expense of $6.1 million and $17.0 million was recorded for the three and nine months ended September 30, 2020, respectively.
10.GOODWILL AND INTANGIBLE ASSETS

For the nine months ended September 30, 2021 the carrying amount of goodwill increased by $16.2 million due to the acquisition of Pro.com. For further information on the acquisition, see “Note 2 — Business Combinations”. There were no additions to goodwill for the twelve months ended December 31, 2020. No impairment of goodwill was identified for the three and nine months ended September 30, 2021 and 2020.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)
Intangible assets subject to amortization consisted of the following as of September 30, 2021 and December 31, 2020, respectively (in thousands, except years):

September 30, 2021	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Developed technology	7,911	(3,357)	4,554	0.9
Customer relationships	$7,400	$(3,597)	$3,803	2.9
Trademarks	5,400	(2,417)	2,983	2.9
Non-competition agreements	100	(100)	—	0
Intangible assets – net	$20,811	$(9,471)	$11,340

December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Customer relationships	$7,400	$(2,622)	$4,778	3.7
Trademarks	5,400	(1,652)	3,748	3.7
Developed technology	2,921	(2,921)	—	0
Non-competition agreements	100	(100)	—	0
Intangible assets – net	$15,821	$(7,295)	$8,526
The Company also has domain name intangible assets, which are not subject to amortization, with a carrying amount of $0.2 million as of both September 30, 2021 and December 31, 2020, respectively.
Amortization expense for intangible assets was $1.0 million and $2.2 million for the three and nine months ended September 30, 2021, respectively. Amortization expense for intangible assets was $0.9 million and $3.1 million for the three and nine months ended September 30, 2020, respectively.
As of September 30, 2021, expected amortization of intangible assets is as follows:

Fiscal Years	(In thousands)
Remainder of 2021	$1,838
2022	5,616
2023	2,320
2024	1,566
Total	$11,340
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
A summary of the stock option activity for the nine months ended September 30, 2021, is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance-December 31, 2020	24,158	$1.91	5.4	$502,767
Granted	150	15.00
Exercised	(6,791)	1.68
Forfeited	(774)	3.84
Expired	(3)	3.02
Balance-September 30, 2021	16,740	$2.05	4.8	$309,327
Exercisable-September 30, 2021	14,386	$1.70	4.4	$270,848
RSUs typically vest upon a service-based requirement, generally over a four year period. Prior to 2021, certain awards also had a performance condition to vesting, which was satisfied upon completion of the February 2021 Offering and triggered the recognition of compensation expense for certain RSUs for which the time-based vesting condition had been satisfied or partially satisfied. Subsequent to the February 2021 Offering, these RSUs are only subject to time-based vesting conditions. .
A summary of the RSU activity for the nine months ended September 30, 2021, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested and outstanding-December 31, 2020	46,525	$10.88
Granted	29,830	20.44
Vested	(17,712)	7.09
Forfeited	(2,239)	8.69
Unvested and outstanding-September 30, 2021	56,404	$17.63
Restricted Shares
The Company has granted Restricted Shares to certain continuing employees, primarily in connection with acquisitions. The Restricted Shares vest upon satisfaction of a service condition, which generally ranges from three to four years.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)
A summary of the Restricted Shares activity for the nine months ended September 30, 2021 is as follows:

	Number of Restricted Shares (in thousands)	Average Grant-Date Fair Value
Unvested-December 31, 2020	2,148	$3.74
Granted	—	—
Vested	(932)	3.58
Unvested-September 30, 2021	1,216	$3.86
Stock-based compensation expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function as presented in the condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
General and administrative	$52,289	$1,531	$405,032	$5,117
Sales, marketing and operations	1,807	240	10,077	996
Technology and development	7,915	751	49,950	3,049
Total stock-based compensation expense	$62,011	$2,522	$465,059	$9,162
During the nine months ended September 30, 2021, the Company issued market condition RSUs to certain executives with a grant-date fair value of $22.4 million, which will be recognized over a requisite service period ranging from six months to three years. There were no market condition RSUs granted in the three months ended September 30, 2021. The Company recognized $20.0 million and $270.9 million of compensation expense during the three and nine months ended September 30, 2021, respectively, related to all market condition awards outstanding. In June 2021, the market condition for two market condition awards was satisfied, which resulted in the accelerated recognition of $2.2 million of stock-based compensation expense in the nine months ended September 30, 2021. During the three months ended September 30, 2021, no market condition awards satisfied their market condition.
As of September 30, 2021, there was $632.4 million of unamortized stock-based compensation costs related to unvested RSUs, stock options, and Restricted Shares. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately three years.
Valuation of options
The Black-Scholes Model used to value stock options incorporates the following assumptions:

2021
Fair value	$15.00
Volatility	73%
Risk-free rate	1.09%
Expected life (in years)	7
Expected dividend	$—

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
Volatility
Prior to the Company's common stock becoming publicly traded, the expected stock price volatilities were estimated based on the historical and implied volatilities of comparable publicly traded companies as the Company did not have sufficient history of trading its common stock. Subsequent to the Company's stock becoming publicly traded, the expected stock price volatilities were determined based on the volatilities implied by the price of he Company's publicly traded call options in its common stock.
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
In connection with the Business Combination, on January 12, 2021, the Company filed a Registration Statement on Form S-1. This Registration Statement relates to the issuance of an aggregate of up to 19,933,333 shares of common stock issuable upon the exercise of its publicly-traded warrants. On July 9, 2021, the Company completed the redemption of all of its outstanding Public and Sponsor Warrants to purchase shares of the Company's common stock, par value $0.0001 per share, that were issued under the Warrant Agreement, dated April 27, 2020. Of the 13,799,947 Public Warrants that were outstanding as of the time of the Business Combination, 874,739 were exercised for cash at an exercise price of $11.50 per share of Common Stock and 12,521,776 were exercised on a cashless basis in exchange for an aggregate of 4,452,659 shares of Common Stock. In addition, of the 6,133,333 Sponsor Warrants that were outstanding as of the date of the Business Combination, 1,073,333 were exercised for cash at an exercise price of $11.50 per share of Common Stock and 5,060,000 were exercised on a cashless basis in exchange for an aggregate of 1,799,336 shares of Common Stock. Total cash proceeds to the Company generated from exercises of the Warrants were $22.4 million. In connection with the redemption, the Public Warrants stopped trading on the Nasdaq Global Select Market on July 9, 2021.
The Company recorded a decrease to the Derivative and warrant fair value adjustment of $(3.5) million and $(12.2) million for the change in fair value of the Sponsor Warrants for the three and nine months ended September 30, 2021, respectively.
Warrants to Purchase Series D Preferred Stock
On June 12, 2018, the Company issued warrants to purchase 485,262 shares of Series D Preferred Stock at a price of $0.006 (“Penny Warrants”). On November 12, 2020, the Penny Warrants were exercised and the Company issued 485,262 shares of Series D Preferred Stock in exchange for proceeds of $3.0 thousand. As of September 30, 2021, there were no Penny Warrants outstanding.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)
On each Warrant Commitment Issuance date in June 2019 and June 2020, the Company issued warrants to purchase 121,356 shares and 242,713 shares of Series E Preferred Stock at a price of $5.92 per share (“Series E Warrants”). On November 7, 2020 the Series E Warrants were exercised and the Company issued 364,069 shares of Series E in exchange for proceeds of $2.2 million. As of September 30, 2021, there were no Series E Warrants or Warrant Commitments outstanding.
The Penny Warrants, the Warrant Commitment, and the Series E Warrants have been determined to be liabilities under ASC 480 as the underlying preferred shares have certain liquidation preferences in the event of a deemed liquidation. For the Penny Warrants, the Warrant Commitment, and the Series E Warrants, the Company recorded no warrant fair value adjustments for the three and nine months ended September 30, 2021 and an increase to the warrant fair value adjustments of $1.0 million and $1.9 million for the three and nine months ended September 30, 2020, respectively.
14.INCOME TAXES
The Company’s provision for income taxes has not been historically significant to the business as the Company has incurred operating losses to date. Due to projected and actual losses in the current and prior years, the Company believes that based on the weight of available evidence, it is more likely than not that all of the deferred tax assets will not be realized and recorded a full valuation allowance on its net deferred tax assets as of September 30, 2021 and December 31, 2020.
The Company’s provision for income taxes, which was primarily composed of state tax expense, was $0.3 million and $0.6 million for the three and nine months ended September 30, 2021, respectively, with an effective tax rate of (0.58)% and (0.17)%, respectively. The Company's provision for income taxes was $0.03 million and $0.23 million for the three and nine months ended September 30, 2020, respectively, with an effective tax rate of (0.04)% and (0.12)%, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the recording of a full valuation allowance against the net deferred tax assets.
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
16.NET LOSS PER SHARE
Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. During the periods when there is a net loss, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. No dividends were declared or paid for the three and nine months ended September 30, 2021 or 2020.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common shareholders – basic and diluted	$(56,819)	$(80,853)	$(471,060)	$(198,968)
Denominator:
Weighted average shares outstanding – basic and diluted	603,389	89,070	585,854	85,907
Basic and diluted net loss per share	$(0.09)	$(0.91)	$(0.80)	$(2.32)
There were no preferred dividends declared or accumulated for the period.
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Common Stock Warrants	—	3,370	—	3,370
Series D Preferred Stock Warrants	—	485	—	485
Series E Preferred Stock Warrants	—	363	—	363
RSUs	56,404	31,804	56,404	31,804
Options	16,740	30,288	16,740	30,288
Unvested Shares from Early Exercise	9	74	9	74
Restricted Shares	1,216	2,458	1,216	2,458
Redeemable convertible preferred stock	—	314,424	—	314,424
Total anti-dilutive securities	74,369	383,266	74,369	383,266
17.COMMITMENTS AND CONTINGENCIES
Interest Rate Lock Commitments
The Company entered into interest rate lock commitments with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rate to the borrower. These commitments are treated as derivatives and are carried at fair value. See “Note 5 — Derivative Instruments” for more information.
Purchase Commitments
As of September 30, 2021, the Company was in contract to purchase 6,231 homes for an aggregate purchase price of $2,259.9 million.
Lease Commitments
During the nine months ended September 30, 2021, the Company did not enter into any material new leases, lease renewals, or lease modifications. On September 25, 2020, the Company exercised an option to early terminate the San Francisco headquarters lease, effective September 30, 2021. In September 2020, the Company did not anticipate returning to the San Francisco space, so the Company accelerated amortization of the right-of-use asset and incurred and paid early

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in thousands, except share and per share amounts, ratios, or as noted)
(Unaudited)
termination fees. In January 2021, the Company terminated the San Francisco lease prior to the anticipated termination date of September 30, 2021, which resulted in a $5.2 million gain recognized in the condensed consolidated statements of operations for the nine months ended September 30, 2021.
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
18.SUBSEQUENT EVENTS
On October 1, 2021, a subsidiary of the Company entered into an amended and restated mezzanine term debt facility, with $3.0 billion in borrowing capacity, of which $2.3 billion is committed, and a final maturity date of April 1, 2026. This non-recourse facility refinances the previously outstanding mezzanine term debt facilities on substantially similar economic terms. As a result of this facility and an incremental $895.0 million in borrowing capacity from other recent amendments to existing senior credit facilities , the Company has an aggregate borrowing capacity of $9.6 billion and fully committed borrowing capacity of $6.7 billion for its non-recourse asset-backed debt facilities.
On November 3, 2021, the Company paid $12.5 million in cash to acquire RedDoor, a digital-first mortgage brokerage operating in California. The Company is in the process of finalizing the accounting for the acquisition.
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
Overview
Opendoor’s mission is to empower everyone with the freedom to move and make it possible to buy, sell and move at the tap of a button. We are transforming what has historically been a complex, uncertain, time-consuming and mostly offline process into a simple, online experience. Since our inception in 2014, we have built scalable pricing capabilities, technology-enabled centralized operations, and a suite of digital-first consumer products. These investments have enabled us to help customers buy or sell homes in over 120,000 transactions and expand our footprint to 44 markets across the country. Most importantly, we have grown rapidly while delighting our customers with an experience that brings simplicity, certainty and speed to the home selling and buying process.
Financial Highlights
During the three months ended September 30, 2021, compared to the three months ended September 30, 2020:
•Revenue increased by $1.9 billion to $2.3 billion
•Homes sold increased by 4,756 to 5,988
•Gross profit increased by $166.7 million to $202.5 million; gross margin decreased from 10.6% to 8.9%
•Net loss decreased by $24.0 million to $(56.8) million
•Adjusted Net Loss decreased by $19.2 million to $(17.3) million
•Contribution Profit increased by $149.7 million to $169.7 million; Contribution Margin increased from 5.9% to 7.5%
•Adjusted EBITDA increased by $55.5 million to $34.5 million; Adjusted EBITDA Margin increased from (6.2)% to 1.5%
During the three months ended September 30, 2021:
•Expanded to 44 markets with 5 new market launches
•Grew inventory to $6.3 billion, representing 17,164 homes
•Issued $977.5 million aggregate principal amount of 0.25% convertible senior notes due in 2026
Business Impact of COVID-19
In response to the COVID-19 pandemic and the consequent health risks, we substantially ceased purchasing additional homes in March 2020 to safeguard the health and safety of our customers and employees. In addition to pausing new acquisitions, we sold down homes in inventory at a healthy pace, leading to a low point in inventory of $152 million as of September 30, 2020 compared to $1,312 million as of December 31, 2019. As our revenues are dependent on inventory levels available for sale, we experienced sequential, quarter-over-quarter declines in revenue in the second, third and fourth quarters of 2020. After retooling certain operational processes to enable “contactless” transactions, we resumed making offers to purchase homes in select markets in May 2020 and resumed operations across all of our markets by the end of August 2020. We have been actively rebuilding our inventory since August 2020, exceeded pre-COVID-19 inventory levels in Q2 2021, and ended the third quarter of 2021 with $6,268.1 million in inventory. Likewise, we returned to sequential revenue growth in the first three

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
quarters of 2021 and we expect this trend to continue in the fourth quarter of 2021. See “— Components of Our Results of Operations — Revenue.”
Our Business Model
Revenue and margin model
We acquire homes directly from individual sellers and resell those homes to buyers, including both individual consumers and institutional investors. Upon acquiring a home, we typically make necessary renovations and repairs before listing it for sale on our website, our mobile app, Multiple Listing Services (“MLS”) and other online real estate portals. Our average hold period for homes purchased since January 2020, from acquisition to resale, ranged from 70 to 100 days and varied by market. Home sales comprise the vast majority of our revenues today, but we expect increasing contribution from adjacent services as we grow our existing services and add new services over time.
To achieve our long-term margin objectives, we must both maintain pricing accuracy as the business expands and increase customer adoption of our newer services, such as Buy with Opendoor and Opendoor Home Loans. We also plan to achieve operating leverage by growing our revenue at a faster pace than our fixed cost base, which includes general and administrative as well as technology and development expenses. Given the size of the opportunity in front of us, we plan to invest aggressively in the near term and appropriately balance trade-offs between growth and margin as we scale.
Offers
We generate demand for our services through organic awareness and word-of-mouth, paid media spend, and partnership channels such as our relationships with homebuilders and online portals. Home sellers can visit our website or mobile app and answer a few questions about their home’s condition, features and upgrades. For eligible homes, customers receive a preliminary offer, which can be refreshed at any time through their personalized seller dashboard. The vast majority of our preliminary offers are algorithmically generated and require minimal human intervention.
In order to finalize our offer, we conduct a free assessment to confirm all of the home details and leverage human expertise to identify any repairs that may need to be performed. We have developed purpose-built software to guide home assessment workflows and collect over 100 unique data points regarding a home’s condition and quality, which we incorporate as structured data into our underlying pricing models. Once completed, we finalize our offer, taking into consideration any necessary repairs, and produce the purchase agreement for the seller. Our objective is to provide a transparent and competitive cash offer, which we believe instills trust in our potential customers. Our business model is designed to generate margins primarily from our service charge to sellers, as well as adjacent products and services associated with a transaction.
We closely track the number of potential sellers who accept the Opendoor offer versus listing their home on the MLS. This conversion rate is an important measure of the strength of our value proposition and driver of future growth.
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
Expansion into New Markets
Since our inception in 2014, we have expanded into 44 markets as of September 30, 2021. The following table represents the number of markets as of the periods presented:

	September 30,	June 30,	March 31,	Year Ended December 31,
(in whole numbers)	2021	2021	2021	2020	2019	2018
Number of markets (at period end)	44	39	27	21	21	18
After launching 12 markets in 2018, we focused on centralizing our operations platform in 2019 for long-term scalability. We launched three additional markets in 2019 and did not launch any markets in 2020, primarily due to COVID-19. We planned to double the markets we serve by the end of 2021 and have achieved that goal, having launched 23 new markets in the first nine months of the year. We believe our centralized systems allow for a higher velocity and lower cost market launch process. For example, we are generally able to launch a market with only a small field team focused on home renovation oversight, with all other key functions managed centrally, including marketing, customer sales and support and pricing.
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
Adjacent Services
We believe home sellers and buyers value simplicity and convenience. To that end, we are building an online, integrated suite of home services, which currently include title insurance and escrow services, Buy with Opendoor, and Opendoor Home Loans. We believe that vertically integrating services that are adjacent to the core real estate transaction will allow us to deliver a superior, seamless experience to the consumer. Our success with title insurance services helps validate our view that

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
customers prefer an online, integrated experience. We expect that these adjacent services will also be accretive to our Contribution Margin.
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
•Our pricing models and inventory management systems are designed to recalibrate to market signals on a daily basis. Accordingly, changing market conditions are reflected in our pricing for new acquisitions, leaving only previously-acquired inventory at risk to potential market volatility. In addition, we employ sophisticated resale pricing management systems that allow as to optimize sell-through and margin using real-time, local market demand information, including down to an individual home level. We believe that the quality and scale of information we utilize in our inventory management decisions, and our ability to manage these decisions across a scaled, diversified portfolio, provides us with a structural advantage over individual sellers or agents in the traditional home selling process.
•At any moment in time, a significant portion of our inventory is under resale contract; this means we have already found buyers for those homes and are in the process of closing the resale transactions. This further limits our exposure to the remaining homes in inventory.
•Our listed homes are not occupied and are in sale-ready condition given the repairs and renovations we perform. We believe that this increases the attractiveness and liquidity of our portfolio.
•Our operations across 44 markets and multiple price and home types allow us to benefit from significant diversification effects. Individual buyers and sellers or local operators are exposed to price and behavioral effects

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
that are associated with specific markets or home segments. Our scale and diverse coverage allow us to mitigate such exposures across a wider range of markets and home segments so that our overall risk per home decreases as we increase the breadth of markets, price points and home types across which we operate.
We will continue to make substantial investments in our pricing systems and risk management functions.
Inventory Financing
Our business model is working capital intensive and inventory financing is a key enabler of our growth. We rely on our access to non-recourse asset-backed debt, which consist of senior credit facilities and asset-backed mezzanine term debt facilities, to finance our home acquisitions. See “—Liquidity and Capital Resources — Debt and Financing Arrangements.”
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
Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest
To provide investors with additional information regarding our margins and return on inventory acquired, we have included Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest, which are non-GAAP financial measures. We believe that Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest are useful financial measures for investors as they are supplemental measures used by management in evaluating unit level economics and our operating performance in our key markets. Each of these measures is intended to present the economics related to homes sold during a given period. We do so by including revenue generated from homes sold (and adjacent services) in the period and only the expenses that are directly attributable to such home sales, even if such expenses were recognized in prior periods, and excluding expenses related to homes that remain in inventory as of the end of the period. Contribution Profit provides investors a measure to assess Opendoor’s ability to generate returns on homes sold during a reporting period after considering home purchase costs, renovation and repair costs, holding costs and selling costs. Contribution Profit After Interest further impacts gross profit by including senior interest costs attributable to homes sold during a reporting period. We believe these measures facilitate meaningful period over period comparisons and illustrate our ability to generate returns on assets sold after considering the costs directly related to the assets sold in a given period.
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
Contribution Profit / Margin After Interest
We define Contribution Profit After Interest as Contribution Profit, minus interest expense under our senior credit facilities incurred on the homes sold during the period. This may include interest expense recorded in periods prior to the period in which the sale occurred. Our senior credit facilities are secured by our homes in inventory. For our senior revolving credit facilities, drawdowns are made on a per-home basis at the time of purchase and are required to be repaid at the time the homes are sold. See “— Liquidity and Capital Resources — Debt and Financing Arrangements.” We do not include interest expense associated with our mezzanine debt facilities in this calculation. We use a mix of debt and equity capital to finance our inventory and that mix will vary over time. In addition, we expect to continue to evolve our cost of financing as we include other debt sources beyond mezzanine capital. As such, we do not view our current mezzanine interest expense to be reflective of our long-term cost of financing. Contribution Margin After Interest is Contribution Profit After Interest as a percentage of revenue.
We view this metric as an important measure of business performance. Contribution Profit After Interest helps management assess Contribution Margin performance, per above, when burdened with senior cost of financing.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
The following table presents a reconciliation of our Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest to our gross profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	2021	2020
Gross profit (GAAP)	$202,489	$35,811	$458,392	$181,432
Gross Margin	8.9%	10.6%	10.9%	7.8%
Adjustments:
Inventory impairment – Current Period(1)	31,597	64	32,153	252
Inventory impairment – Prior Periods(2)	(307)	(2,803)	(54)	(10,540)
Restructuring in cost of revenue(3)	—	1	—	1,902
Adjusted Gross Profit	$233,779	$33,073	$490,491	$173,046
Adjusted Gross Margin	10.3%	9.8%	11.7%	7.4%
Adjustments:
Direct selling costs(4)	(51,902)	(8,909)	(96,055)	(67,685)
Holding costs on sales – Current Period(5)(6)	(6,777)	(1,011)	(19,349)	(15,276)
Holding costs on sales – Prior Periods(5)(7)	(5,371)	(3,140)	(1,650)	(11,419)
Contribution Profit	$169,729	$20,013	$373,437	$78,666
Contribution Margin	7.5%	5.9%	8.9%	3.4%
Adjustments:
Interest on homes sold – Current Period(8)(9)	(6,731)	(1,060)	(17,268)	(16,779)
Interest on homes sold – Prior Periods(8)(10)	(3,654)	(2,591)	(1,049)	(10,477)
Contribution Profit After Interest	$159,344	$16,362	$355,120	$51,410
Contribution Margin After Interest	7.0%	4.8%	8.5%	2.2%
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
(9)Represents the interest expense under our senior credit facilities incurred on homes sold in the current period during the period.
(10)Represents the interest expense under our senior credit facilities incurred on homes sold in the current period during prior periods.

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
Adjusted Net Loss
We calculate Adjusted Net Loss as GAAP net loss adjusted to exclude non-cash expenses of stock-based compensation, marketable equity securities fair value adjustment, derivative and warrant fair value adjustment, intangible amortization, and payroll tax on initial RSU release. It also excludes non-recurring restructuring charges, gain on lease termination, and convertible note payment-in-kind (“PIK”) interest and issuance discount amortization. Adjusted Net Loss also aligns the timing of impairment charges recorded under GAAP to the period in which the related revenue is recorded in order to improve the comparability of this measure to our non-GAAP financial measures of unit economics, as described above. Our calculation of Adjusted Net Loss does not currently include the tax effects of the non-GAAP adjustments because our taxes and such tax effects have not been material to date.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
The following table presents a reconciliation of our Adjusted Net Loss and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except percentages)	2021	2020	2021	2020
Net loss (GAAP)	$(56,819)	$(80,853)	$(471,060)	$(198,968)
Adjustments:
Stock-based compensation	62,011	2,523	465,059	9,162
Marketable equity securities fair value adjustment(1)	(51,013)	—	(51,013)	—
Derivative and warrant fair value adjustment(1)	(3,499)	24,329	(12,179)	25,219
Intangibles amortization expense(2)	1,005	986	2,176	3,134
Inventory impairment – Current Period(3)	31,597	64	32,153	252
Inventory impairment — Prior Periods(4)	(307)	(2,803)	(54)	(10,540)
Restructuring(5)	—	17,217	79	30,541
Convertible note PIK interest and discount amortization(6)	—	2,416	—	7,824
Gain on lease termination	—	—	(5,237)	—
Payroll tax on initial RSU release	—	—	5,124	—
Other(7)	(248)	(322)	(647)	(367)
Adjusted Net Loss	$(17,273)	$(36,443)	$(35,599)	$(133,743)
Adjustments:
Depreciation and amortization, excluding amortization of intangibles and right of use assets	8,417	6,115	24,745	17,011
Property financing(8)	37,582	5,236	56,846	32,010
Other interest expense(9)	5,968	4,724	13,529	17,559
Interest income(10)	(511)	(665)	(2,184)	(4,007)
Income tax expense	326	35	610	234
Adjusted EBITDA	$34,509	$(20,998)	$57,947	$(70,936)
Adjusted EBITDA Margin	1.5%	(6.2)%	1.4%	(3.0)%
________________
(1)Represents the gains and losses on our financial instruments, which are marked to fair value at the end of each period.
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
(6)Includes non-cash payment-in-kind (“PIK”) interest and amortization of the discount on the convertible notes issued from July through November 2019 (the “2019 Convertible Notes”). We exclude convertible note PIK interest and amortization from Adjusted Net Loss since these are non-cash in nature and were converted into equity in September 2020 when the Company entered into the Convertible Notes Exchange Agreement with the convertible note holders.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
(7)Includes primarily gain or loss on disposal of fixed assets, gain or loss on interest rate lock commitments, gain or loss on the sale of available for sale securities, and sublease income.
(8)Includes interest expense on our asset-backed debt facilities.
(9)Includes amortization of debt issuance costs and loan origination fees, commitment fees, unused fees, other interest related costs on our asset-backed debt facilities, and interest expense incurred on the 2026 convertible senior notes outstanding.
(10)Consists mainly of interest earned on cash, cash equivalents and marketable securities.
Components of Our Results of Operations
Revenue
We generate revenue primarily from the sale of homes that we previously acquired from homeowners. In addition, we generate revenue from additional services we provide to both home sellers and buyers, which consists primarily of title insurance and escrow services, Buy with Opendoor and Opendoor Home Loans.
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
We incurred a significant increase in stock-based compensation in the first half of 2021 as a result of certain performance-based awards and historical RSUs satisfying their liquidity event vesting conditions. The increase in stock-based compensation impacts each line item within Operating expenses. Stock-based compensation declined in the third quarter of 2021 given that a majority of the expense related to certain performance-based awards was recognized as of June 30, 2021. See “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 12. Share-based awards."
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
Derivative and Warrant Fair Value Adjustment
Derivative and warrant fair value adjustment consists of unrealized and realized gains and losses as a result of marking our warrants and embedded derivatives related to the 2019 Convertible Notes to fair value at the end of each reporting period and subsequent settlement through exercise of warrants and conversion of the 2019 Convertible Notes to equity.

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
We expect our overall interest expense to increase as inventory increases. Subject to market conditions and cost of capital trade-offs, we will evaluate opportunities to expand our sources of financing over time, which may allow us to diversify our mix of financing sources to include more cost effective financing relative to our higher cost mezzanine term debt facilities.
Other Income — Net
Other income-net consists primarily of change in fair value of and dividend income from our investment in equity securities as well as interest income from our investment in debt securities.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
Results of Operations
The following tables set forth our results of operations for each of the periods presented:

	Three Months Ended September 30,		Change in
(in thousands, except percentages)	2021	2020	$	%
Revenue	$2,266,354	$338,613	$1,927,741	569%
Cost of revenue	2,063,865	302,802	1,761,063	582%
Gross profit	202,489	35,811	166,678	465%
Operating expenses:
Sales, marketing and operations	153,496	27,336	126,160	462%
General and administrative	90,105	40,168	49,937	124%
Technology and development	27,295	13,184	14,111	107%
Total operating expenses	270,896	80,688	190,208	236%
Loss from operations	(68,407)	(44,877)	(23,530)	52%
Derivative and warrant fair value adjustment	3,499	(24,329)	27,828	N/M
Interest expense	(43,550)	(12,376)	(31,174)	252%
Other income-net	51,965	764	51,201	6702%
Loss before income taxes	(56,493)	(80,818)	24,325	(30)%
Income tax expense	(326)	(35)	(291)	831%
Net loss	$(56,819)	$(80,853)	$24,034	(30)%
N/M - Not meaningful.

	Nine Months Ended September 30,		Change in
(in thousands, except percentages)	2021	2020	$	%
Revenue	$4,199,014	$2,334,235	$1,864,779	80%
Cost of revenue	3,740,622	2,152,803	1,587,819	74%
Gross profit	458,392	181,432	276,960	153%
Operating expenses:
Sales, marketing and operations	319,087	156,290	162,797	104%
General and administrative	502,800	99,074	403,726	407%
Technology and development	102,360	45,809	56,551	123%
Total operating expenses	924,247	301,173	623,074	207%
Loss from operations	(465,855)	(119,741)	(346,114)	289%
Derivative and warrant fair value adjustment	12,179	(25,219)	37,398	N/M
Interest expense	(70,375)	(57,393)	(12,982)	23%
Other income-net	53,601	3,619	49,982	1381%
Loss before income taxes	(470,450)	(198,734)	(271,716)	137%
Income tax expense	(610)	(234)	(376)	161%
Net loss	$(471,060)	$(198,968)	$(272,092)	137%
N/M - Not meaningful.
Revenue
Revenue increased by $1,927.7 million, or 569%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase in revenue was primarily attributable to higher sales volumes, driven by our efforts to rebuild inventory, as well as higher average revenue per home. We sold 5,988 homes during the three months ended September 30, 2021, compared to 1,232 homes during the three months ended September 30, 2020, representing an increase of 386% and a revenue per home sold increase of 38% between periods. Average resale prices were positively impacted by home price appreciation, buybox expansion, and intracity mix.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
Revenue increased by $1,864.8 million, or 80%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase in revenue was primarily attributable to higher sales volumes in the second and third quarters of 2021 compared to the corresponding quarters of 2020, as well as higher revenue per home. The higher sales volumes are a reflection of our efforts to rebuild inventory beginning in August 2020, following our temporary pause in home purchases at the start of the COVID-19 pandemic. See “— Business Impact of COVID-19”. We surpassed pre-COVID-19 inventory levels in the second quarter of 2021. We sold 11,931 homes during the nine months ended September 30, 2021, compared to 9,064 homes during the nine months ended September 30, 2020, representing an increase of 32%, while revenue per home sold increased 37% between periods. Average resale prices were positively impacted by home price appreciation and buybox expansion.
Cost of Revenue and Gross Profit
Cost of revenue increased by $1,761.1 million, or 582%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. This increase was primarily attributable to higher sales volumes and a 40% increase in cost of revenue per home as a result of inventory mix, home price appreciation and buybox expansion. The increase in cost of revenue per home is consistent with the 38% increase in revenue per home.
Cost of revenue increased by $1,587.8 million, or 74%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. This increase in cost of revenue was primarily attributable to higher sales volumes and a 32%increase in cost of revenue per home as a result of inventory mix, home price appreciation and buybox expansion.
Gross margin decreased from 10.6% to 8.9% for the three months ended September 30, 2020 and September 30, 2021, respectively. The gross margin decrease was primarily due to the impact of $31.6 million of impairment recorded during the three months ended September 30, 2021 on homes that are in inventory as of September 30, 2021. The gross margin decrease was partially offset by improvements in repair and renovation efficiency. For the same periods, Adjusted Gross Margin improved from 9.8% to 10.3% and Contribution Margin increased from 5.9% to 7.5%, due to improvements in repair and renovation efficiency, as well as lower holding and selling costs. See “— Non-GAAP Financial Measures.”
Gross margin improved from 7.8% to 10.9% for the nine months ended September 30, 2020 and September 30, 2021, respectively. For the same periods, Adjusted Gross Margin improved from 7.4% to 11.7%. Gross margin improvement was primarily due to a combination of healthy inventory mix, home price appreciation and the effectiveness of our inventory resale systems. In addition, we saw improvements in repair and renovation efficiency. Contribution Margin increased from 3.4% to 8.9% for the same periods, due largely to a higher Adjusted Gross Margin as well as improvements in direct selling and holding costs. See “— Non-GAAP Financial Measures.
Operating Expenses
Sales, Marketing and Operations. Sales, marketing and operations increased by $126.2 million, or 462%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily attributable to a $29.4 million increase in advertising expense as we increased marketing to drive acquisition volumes in both existing and new markets. Resale transaction costs and broker commissions increased $43.0 million, consistent with the 386%% increase in the number of homes sold. Property holding costs increased by $30.4 million, consistent with increased inventory levels. Headcount expenses, including salaries, benefits and stock-based compensation, increased $13.1 million consistent with the increase in headcount.
Sales, marketing and operations increased by $162.8 million, or 104%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily attributable to a $75.3 million increase in advertising expense as we increased marketing to drive acquisition volumes in both existing and new markets launched in 2021, relative to the limited marketing spend in 2020 due to the onset of COVID-19. In addition, stock-based compensation increased $9.1 million reflecting both an increase in headcount as well as the recognition of stock-based compensation beginning in the first quarter of 2021 when the February 2021 Offering (as defined herein) satisfied the liquidity event vesting condition of certain RSUs. Resale transaction costs and broker commissions increased $28.7 million, consistent with the 32% increase in the number of homes sold. Property holding costs increased by $32.1 million consistent with increased inventory levels. Headcount expenses, including salaries and benefits increased $10.3 million consistent with the increase in headcount.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
General and Administrative. General and administrative increased by $49.9 million, or 124%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily attributable to $50.8 million of additional stock-based compensation from the commencement of expense recognition of certain performance awards following the consummation of the Business Combination (as defined herein) in December 2020 as well as the expense recognition of certain restricted stock units ("RSUs") upon the fulfillment of the liquidity event vesting condition satisfied by the February 2021 Offering.
General and administrative increased by $403.7 million, or 407%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily attributable to $399.9 million of additional stock-based compensation from the commencement of expense recognition of certain performance awards following the consummation of the Business Combination in December 2020 as well as the expense recognition of certain RSUs upon the fulfillment of the liquidity event vesting condition satisfied by the February 2021 Offering.
Technology and Development. Technology and development increased by $14.1 million, or 107%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily attributable to a $7.2 million increase in stock-based compensation reflecting both an increase in headcount as well as the recognition of stock-based compensation beginning in the first quarter of 2021 when the February 2021 Offering satisfied the liquidity event vesting condition of certain RSUs.
Technology and development increased by $56.6 million, or 123%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily attributable to a $46.9 million increase in stock-based compensation reflecting both an increase in headcount as well as the recognition of stock-based compensation beginning in the first quarter of 2021 when the February 2021 Offering satisfied the liquidity event vesting condition of certain RSUs.
Derivative and Warrant Fair Value Adjustment
Derivative and warrant fair value adjustment increased by $27.8 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The expense recorded for the three months ended September 30, 2020 was primarily attributable to a $23.3 million increase in the fair value of the derivative liability in extinguishment of the Company's 2019 Convertible Notes. The gain recorded for the three months ended September 30, 2021 is attributable to a decrease in the fair value of the Sponsor Warrants of $3.5 million, which is primarily attributable to the decline in the Company's stock price over this period.
Derivative and warrant fair value adjustment increased by $37.4 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The expense recorded for the nine months ended September 30, 2020 was primarily attributable to a $23.3 million increase in the fair value of the derivative liability in extinguishment of the Company's 2019 Convertible Notes. The gain for the nine months ended September 30, 2021 was primarily attributable to a decrease in the fair value of the Sponsor Warrants of $12.2 million which is primarily attributable to the decline in the Company's stock price over this period.
Interest Expense
Interest expense increased by $31.2 million, or 252%, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020. The increase was primarily attributable to increases in the average outstanding balance of our asset-backed senior credit facilities and mezzanine term debt facilities, which is consistent with our increase in inventory over the same periods.
Interest expense increased by $13.0 million, or 23%, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The increase was primarily attributable to increases in the average outstanding balances of our asset-backed senior credit facilities and mezzanine term debt facilities, which is consistent with our increase in inventory over the same periods. The increase in interest expense from our asset backed credit facilities is partially offset by a $7.8

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
million decrease in interest expense and amortization of debt issuance costs related to the 2019 Convertible Notes, which were converted into equity in September 2020.
Other Income — Net
Other income – net increased by $51.2 million and $50.0 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 and the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, respectively. The increase is primarily related to the $51.0 million fair value adjustment on marketable equity securities recorded in the third quarter of 2021 when a company in which we invested went public.
Income Tax Expense
Income tax expense increased by a nominal amount for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities. As of September 30, 2021, we had cash and cash equivalents of $1,358.8 million, restricted cash of $484.5 million, marketable securities of $481.1 million, and total outstanding balances on our asset-backed debt and other secured borrowings of $5,443.5 million. In addition, we had undrawn borrowing capacity of $930.2 million under our asset-backed senior credit facilities (as described further below), of which $101.8 million is fully committed. In August 2021, we issued convertible senior notes with an aggregate principal amount of $977.5 million.
On December 18, 2020, we consummated a merger with Social Capital Hedosophia Holdings Corp. II, (“SCH”), a special purpose acquisition company, which resulted in Opendoor Labs Inc. becoming a wholly owned subsidiary of SCH and the subsequent renaming of SCH to Opendoor Technologies Inc. (the "Business Combination"). The Business Combination had a significant impact on our reported financial position and in particular a net increase in cash of $970 million. The increases in cash includes approximately $600 million in proceeds from the private placement ("PIPE Investment") consummated simultaneously with the Business Combination. See “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 2. Business Combination” for more information.
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
We have incurred losses from inception through September 30, 2021 and expect to incur additional losses for the foreseeable future. Our ability to service our debt, fund working capital, business operations and capital expenditures will depend on our ability to generate cash from operating activities, which is subject to our future operating success, and obtain inventory acquisition financing on reasonable terms, which is subject to factors beyond our control, including general economic, political and financial market conditions.
We expect our working capital requirements to continue to increase in the immediate future, as we seek to increase our inventory and expand into more markets across the United States. We believe our cash, cash equivalents, and marketable securities together with cash we expect to generate from future operations and borrowings, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q. The discussion below does not include transactions that occurred subsequent to September 30, 2021. See “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 18. Subsequent Events” for additional information regarding transactions subsequent to the balance sheet date.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
Debt and Financing Arrangements
Our financing activities include short-term borrowing under our asset-backed senior revolving credit facilities, the issuance of long-term asset-backed senior and mezzanine term debt, borrowing under our mortgage repurchase financing, issuance of convertible debt, and new issuances of equity. Historically, we have required access to external financing resources in order to fund growth, expansion into new markets and strategic initiatives and we expect this to continue in the future. Our access to capital markets can be impacted by factors outside our control, including economic conditions.
We primarily use non-recourse asset-backed debt, consisting of asset-backed senior credit facilities and asset-backed mezzanine debt facilities to provide financing for our real estate inventory purchases and renovations. Our business is capital intensive and maintaining adequate liquidity and capital resources is needed as we continue to scale and accumulate additional inventory. While there can be no assurances that these trends will continue, we have observed increased availability and engagement for this lending product across a variety of financial institutions and we have seen improved terms and an increase in our borrowing capacity in recent years. We actively manage our relationships with multiple financial institutions and seek to optimize duration, flexibility, efficiency and cost of funds.
Our asset-backed facilities are each collateralized by a specified pool of assets, consisting of real estate inventory, restricted cash and equity interests in certain consolidated subsidiaries of Opendoor that directly or indirectly own our real estate inventory.
Our real estate-owning subsidiaries’ assets and credit generally are not available to satisfy the debts and other obligations of any other Opendoor entities except to the extent other Opendoor entities are also a party to the relevant financing arrangements. Our asset-backed debt is non-recourse to Opendoor except for limited guarantees provided by an Opendoor subsidiary for certain obligations in situations involving “bad acts” by an Opendoor entity and certain other limited circumstances that are generally under our control.
Our senior credit facilities generally provide for advance rates of 80% to 90% against our cost basis in the underlying properties upon acquisition and our mezzanine term facilities will finance up to 100% of our cost basis in the underlying properties upon acquisition. The maximum initial advance rates for a given financed property vary by facility and generally decrease on a fixed timeline that varies by facility based on the length of time the property has been financed and any other facility-specific adjustments.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
The following table summarizes certain details related to our non-recourse asset-backed debt and other secured borrowings as of September 30, 2021(in thousands, except interest rates):

		Outstanding Amount
September 30, 2021	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-Backed Debt:
Asset-Backed Senior Credit Facilities
Revolving Facility 2018-2	$1,000,000	$999,206	$—	2.84%	September 23, 2022	December 23, 2022
Revolving Facility 2018-3	750,000	650,000	—	2.47%	May 26, 2024	May 26, 2024
Revolving Facility 2019-1	900,000	632,366	—	2.84%	June 30, 2023	June 30, 2023
Revolving Facility 2019-2	1,030,000	1,028,206	—	2.55%	July 8, 2023	July 8, 2023
Revolving Facility 2019-3	925,000	627,938	—	3.25%	August 22, 2022	August 21, 2023
Revolving Facility 2021-1	125,000	112,096	—	2.15%	October 31, 2022	October 31, 2022
Term Debt Facility 2021-S1	400,000	—	250,000	3.48%	April 1, 2024	April 1, 2025
Term Debt Facility 2021-S2	600,000	—	500,000	3.20%	September 10, 2024	September 10, 2025
Total	$5,730,000	$4,049,812	$750,000
Issuance Costs			(3,234)
Carrying Value			$746,766

Asset-Backed Mezzanine Term Debt Facilities
Term Debt Facility 2016-M1	$324,000	$—	$324,000	10.00%	October 31, 2023	March 31, 2025
Term Debt Facility 2020-M1	300,000	—	300,000	10.00%	January 23, 2023	January 23, 2026
Total	$624,000	$—	$624,000
Issuance Costs			(2,777)
Carrying Value			$621,223

Total Non-Recourse Asset-Backed Debt	$6,354,000	$4,049,812	$1,367,989

Recourse Debt - Other Secured Borrowings:
Mortgage Financing
Repo Facility 2019-R1	$100,000	$19,728	$—	1.84%	May 26, 2022	May 26, 2022
Total Recourse Debt	$100,000	$19,728	$—
Asset-backed Senior Credit Facilities
In some cases, the undrawn borrowing capacity amounts under the asset-backed senior credit facilities as reflected in the table are not fully committed and any borrowings above those amounts are subject to the applicable lender’s discretion. As of September 30, 2021, the Company had fully committed borrowing capacity with respect to asset-backed senior credit facilities of $3,837.4 million The total outstanding amount presented above includes $4,049.8 million of current liabilities and $750.0 million of non-current liabilities; the carrying value of the non-current liabilities is reduced by issuance costs of $3.2 million.
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
Asset-Backed Mezzanine Term Debt Facilities
In addition to the asset-backed senior credit facilities, we have issued asset-backed mezzanine term debt facilities which are subordinated to the related senior facilities. See “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
Financial Statements – Note 7. Credit Facilities and Long-Term Debt” for additional information regarding our non-recourse asset-backed debt.
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
Convertible Senior Notes
In August 2021, the Company issued 0.25% senior senior notes due in 2026 (the "2026 Notes") with an aggregate principal amount of $977.5 million. The tables below summarizes certain details related to our convertible senior notes:

September 30, 2021	Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2026 Notes	$977,500	$(25,085)	$952,415
See “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 7. Credit Facilities and Long-Term Debt” for additional information regarding our convertible senior notes, including conversion rate, conversion and redemption dates, and the related capped call transaction.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2021	2020
Net cash (used in) provided by operating activities	$(5,903,558)	$1,037,354
Net cash used in investing activities	$(431,825)	$(50,820)
Net cash provided by (used in) financing activities	$6,673,106	$(1,027,797)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$337,723	$(41,263)
Net Cash (Used in) Provided by Operating Activities
Net cash (used in) provided by operating activities was $(5,903.6) million and $1,037.4 million for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, cash used in operating activities was primarily driven by the $5,805.8 million increase in inventory and a $119.9 million increase in escrow receivables correlated to the increase in revenue during the first nine months of 2021. For the nine months ended September 30, 2020, net cash provided by operating activities was primarily driven by a $1,146.8 million decrease in inventory, as we substantially paused purchasing additional homes in March 2020 in response to the COVID-19 pandemic and the consequent health risks. The impact of the change in operating working capital was partially offset by our net loss, net of non-cash items, of $100.8 million.
Net Cash Used in Investing Activities
Net cash used in investing activities was $431.8 million and $50.8 million for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, cash used in investing activities primarily consisted of the $372.9 million increase in marketable securities, $20.1 million for the purchase of Pro.com, net of cash acquired, and the $15.1 million purchase of strategic investments in certain privately held companies. For the nine months ended September 30, 2020, cash used in investing activities primarily consisted of the $38.8 million increase in marketable securities. In addition, we

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in thousands, except share and per share data and ratios, or as noted)
used $12.1 million for capital expenditures, including internally developed software, employee computers and leasehold improvements.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by (used in) financing activities was $6,673.1 million and $(1,027.8) million for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, cash provided by financing activities was primarily attributable to $4,944.6 million net proceeds from asset-backed debt and $886.1 million in proceeds from the February 2021 Offering, net of $28.9 million of issuance costs. In addition, we received $977.5 million in proceeds from the issuance of the 2026 Notes, net of $24.4 million of issuance costs and offset by the $118.8 million purchase of the Capped Calls related to the 2026 Notes. For the nine months ended September 30, 2020, cash used in financing activities was primarily attributable to the net repayment of $1,037.1 million to our asset-backed debt facilities as we reduced inventory levels in response to COVID-19.
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, except for the categories of contractual obligations included in the table below, which have been updated to reflect our contractual obligations as of September 30, 2021:

	Payment Due by Year
(in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Senior revolving credit facilities(1)	$4,076,771	$4,076,771	$—	$—	$—
Senior and mezzanine term debt facilities(2)	1,710,572	87,085	174,170	1,449,317	—
Convertible senior notes(3)	989,692	2,417	4,888	982,387
Mortgage financing(4)	19,747	19,747	—	—	—
Purchase commitments(5)	2,259,850	2,259,850	—	—	—
Total	$9,056,632	$6,445,870	$179,058	$2,431,704	$—
______________
(1)Represents the principal amounts outstanding as of September 30, 2021. Includes estimated interest payments, calculated using the variable rate in existence at period end over an assumed holding period of 90 days. Borrowings under the senior revolving credit facilities are payable as the related inventory is sold. The payment is expected to be within one year of September 30, 2021.
(2)Represents the principal amounts outstanding as of September 30, 2021 and interest payments assuming the principal balances remain outstanding until maturity. The final maturity dates of the senior and mezzanine term debt facilities vary, as discussed above.
(3)Represents the principal amounts outstanding as of September 30, 2021 and interest payments assuming the principal balances remain outstanding until maturity.
(4)Represents the principal amounts outstanding as of September 30, 2021. The facility provides short-term financing between the origination of a mortgage loan and when Opendoor Home Loans sells the loan to an investor. Included estimated interest payments, calculated using the variable rate in existence at period end over the Company’s average holding period for mortgage loans.
(5)As of September 30, 2021, we were under contract to purchase 6,231 homes for an aggregate purchase price of $2,259.9 million.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2021.

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
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the condensed consolidated financial statements. Based on this definition, critical accounting policies and estimates are discussed in “Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Annual Report. There have been no significant changes to these critical accounting estimates during the first nine months of 2021, except as noted below. In addition, we have other key accounting policies and estimates that are described in “Part I – Item 1. Financial Statements –Notes to Condensed Consolidated Financial Statements – Note 1. Description of Business and Accounting Policies” in this Quarterly Report on Form 10-Q.

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
We evaluated the Public and Sponsor Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity, and concluded that the Sponsor Warrants do not meet the criteria to be classified in shareholders’ equity. Specifically the exercise and settlement features for the Sponsor Warrants preclude them from being considered indexed to the Company’s own stock given that a change in the holder of the Sponsor Warrants may alter the settlement of the Sponsor Warrants. Since the holder of the instrument is not an input to a standard option pricing model, a consideration with respect to the indexation guidance, a change in the holder for the Sponsor Warrants impacting their value means the Sponsor Warrants are not indexed to the Company’s own stock. Since the Sponsor Warrants meet the definition of a derivative under ASC 815, we recorded these warrants as liabilities on the balance sheet at fair value upon the consummation of the Business Combination, with subsequent changes in their respective fair values recognized in the condensed consolidated statement of operations at each reporting period. The Company concluded that the Public Warrants, which do not have the same exercise and settlement features as the Sponsor Warrants, meet the criteria to be classified in shareholders' equity.
On July 9, 2021, the Company completed the redemption of all of its outstanding Public and Sponsor Warrants and in connection with the redemption, the Public Warrants stopped trading on the Nasdaq Global Select Market.
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
Interest Rate Risk
We are subject to market risk by way of changes in interest rates on borrowings under our inventory financing facilities and mortgage financing repurchase agreement. As of September 30, 2021 and December 31, 2020 we had outstanding borrowings of $4,069.5 million and $346.3 million, respectively, which bear interest at a floating rate based on a London Interbank Offered Rate (“LIBOR”) reference rate plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. Many of our floating rate debt facilities also have LIBOR floors. Assuming no change in the outstanding borrowings on our credit facilities, we estimate that a one percentage point increase in LIBOR would increase our annual interest expense by approximately $36.2 million and $4.4 million as of September 30, 2021 and December 31, 2020, respectively.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2021, due to the material weaknesses described below, our disclosure controls and procedures were not effective at the reasonable assurance level.
Material Weaknesses
Management identified control deficiencies that constituted a material weakness in our internal control over financial reporting for the year ended December 31, 2020 related to our information technology general controls over certain accounting and proprietary systems used in our financial reporting. Specifically, our systems lacked controls over access and program change management that are needed to ensure access to financial data is adequately restricted to appropriate personnel. Additionally, key components of the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) were not fully implemented, including control and monitoring activities related to: (1) electing and developing general controls activities over technology to support the achievement of objectives; and

OPENDOOR TECHNOLOGIES INC.

(2) electing, developing, and performing ongoing and/or separate evaluations to ascertain whether the components of internal control are present and functioning.
Remediation Activities
Management has been actively engaged in implementing remedial actions since the fourth quarter of 2020 and has made substantial progress during the nine months ended September 30, 2021, which included the following:
•implemented certain key policies and appropriate controls to strengthen our information technology environment that included access and change management controls, segregation of conflicting roles, and restricting user access to key systems;
•identified and documented relevant business processes and controls and strengthened related policies and procedures; and
•completed our preliminary rounds of control assessments for design and operating effectiveness, and implemented corrective actions to remediate any additional control gaps identified.
In addition, as a result of the correction of prior period amounts as described in “Part I – Item 1. Financial Statements –Notes to Condensed Consolidated Financial Statements – Note 1. Description of Business and Accounting Policies” management identified an additional material weakness as of December 31, 2020 related to the accounting and classification of significant and unusual transactions. The review performed to evaluate the accounting for the Business Combination was incomplete in that a thorough analysis of the Warrants was not performed under Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). Specifically, while the equity classification of warrants with provisions similar to those of the Sponsor Warrants was historically broadly accepted industry practice, our management did not sufficiently analyze the propriety of this classification and did not identify the error in this accounting practice until the SEC’s issuance of the Staff Statement on April 12, 2021. This material weakness resulted in the correction of our consolidated financial statements as of and for the year ended December 31, 2020. This deficiency is a result of our previously smaller accounting team as a private company coupled with insufficient controls to ensure the completeness of all material components of each significant and unusual transaction evaluated. To remediate this material weakness we:
•hired additional personnel subsequent to the Business Combination and are continuing to expand our team; and
•strengthened our controls over accounting for significant and unusual transactions with a focus on ensuring the analysis is complete and includes each of the material components of the transaction.
Management believes the controls designed and implemented in our remediation efforts have effectively addressed the material weaknesses noted above and our enhanced control environment appropriately conforms with the key components of the COSO framework. However, the material weaknesses in our internal control over financial reporting will not be considered remediated until the relevant controls are in operation for a sufficient period of time, tested and concluded by management to be operating effectively.
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
Changes in Internal Control over Financial Reporting
Other than as described above, there have been no material changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed, we identified a material weakness related to our general information technology controls, including the design and implementation of access and change management controls. Additionally, key components of the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) framework have not been fully implemented, including control and monitoring activities relating to: (1) electing and developing general control activities over technology to support the achievement of objectives; and (2) electing, developing, and performing ongoing and/or separate evaluations to ascertain whether the components of internal control are present and functioning. We also identified a material weakness related to the accounting and classification of significant and unusual transactions, which led to the correction of prior period amounts described in “Part I – Item 1. Financial Statements –Notes to Condensed Consolidated Financial Statements – Note 1. Description of Business and Accounting Policies.”
We have engaged a third-party consultant, have designed and implemented measures to improve our internal control over financial reporting and have expanded, and will continue to expand, our accounting, legal and IT security teams to remediate these material weaknesses. We cannot predict the success of such measures or the outcome of our assessment of these measures at this time. We can give no assurance that these measures will remediate the deficiencies in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to a restatement of our financial statements or cause us to fail to meet our reporting obligations.
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
Risks Related to Our Liquidity and Capital Resources
We utilize a significant amount of debt and financing arrangements in the operation of our business, and so our cash flows and operating results could be adversely affected by required payments of debt or related interest and other risks of our debt financing.
As of December 31, 2020 we had approximately $486.3 million aggregate principal amount of indebtedness outstanding, including $479.2 million of non-recourse asset-backed loans. As of September 30, 2021, we had approximately $5,443.5 million aggregate principal amount of indebtedness outstanding, including $5,423.8 million of non-recourse asset-backed loans. Our leverage could have meaningful consequences to us, including increasing our vulnerability to economic downturns, limiting our ability to withstand competitive pressures, or reducing our flexibility to respond to changing business and economic conditions. We are also subject to general risks associated with debt financing, including (1) our cash flow may not be sufficient to satisfy required payments of principal and interest; (2) we may not be able to refinance our existing indebtedness or refinancing terms may be less favorable to us than the terms of our existing debt; (3) debt service obligations or facility prepayments could reduce funds available for capital investment and general corporate purposes; (4) any default on our indebtedness could result in acceleration of the indebtedness and foreclosure on the homes collateralizing that indebtedness,

OPENDOOR TECHNOLOGIES INC.

with our attendant loss of any prospective income and equity value from such property; and (5) aged real estate may be ineligible for financing on our debt facilities potentially forcing the sale of aged real estate for prices that do not allow us to meet our margin targets or cover our costs to repay those facilities. Any of these risks could place strains on our cash flows, reduce our ability to grow and adversely affect our results of operations.
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
The Company determined, based on consideration of quantitative and qualitative factors, that the error had an immaterial impact, individually and in aggregate. As such, the Company corrected its accounting for Sponsor Warrants in its Quarterly Report on Form 10-Q for the quarters ended March 31, 2021, June 30, 2021, and September 30, 2021.
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
The following table provides the impact of the correction on the Company's consolidated statement of cash flows for the year ended December 31, 2020 (in thousands):

	Year Ended December 31, 2020
	Previously Stated	Adjustments	As Corrected
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(286,760)	33,794	$(252,966)
Adjustments to reconcile net loss to cash, cash equivalents, and restricted cash provided by (used in) operating activities:
Warrant fair value adjustment	$2,622	(33,794)	$(31,172)
DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Recognition of warrant liability	$—	81,143	$81,143

OPENDOOR TECHNOLOGIES INC.

Item 6. Exhibits.
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1		Agreement and Plan of Merger, dated as of September 15, 2020, by and among Social Capital Hedosophia Corp. II, Hestia Merger Sub Inc. and Opendoor Labs Inc.	8-K	001-39253	2.1	09/17/2020
3.1		Certificate of Incorporation of Opendoor Technologies Inc.	8-K	001-39253	3.1	12/18/2020
3.2		Bylaws of Opendoor Technologies Inc.	S-1/A	333-251529	3.3	01/15/2021
4.1		Specimen Common Stock Certificate of Opendoor Technologies Inc.	S-4/A	333-249302	4.5	11/06/2020
4.2		Warrant Agreement, dated April 27, 2020, between Social Capital Hedosophia Holdings Corp. II. and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39253	4.1	04/30/2020
4.3		Amendment to Warrant Agreement, dated March 22, 2021, between Opendoor Technologies Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent	10-Q	001-39253	4.3	05/12/2021
4.4		Indenture, dated as of August 20, 2021, between Opendoor Technologies Inc. and U.S. Bank National Association, as trustee (and form of certificate representing the 0.25% Convertible Senior Notes due in 2026)	8-K	001-39253	4.1	08/24/2021
10.1	#	Form of Stock Option Grant Notice Under 2020 Incentive Award Plan					*
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH		Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104		Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*
________________
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

OPENDOOR TECHNOLOGIES INC.
SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENDOOR TECHNOLOGIES INC.

Date:	November 10, 2021	By:	/s/ Eric Wu

			Name:	Eric Wu
			Title:	Chief Executive Officer

Date:	November 10, 2021	By:	/s/ Carrie Wheeler

			Name:	Carrie Wheeler
			Title:	Chief Financial Officer