Form 10-K
period 2021-12-31
Opendoor Technologies Inc.
filed 2022-02-24
CIK 1801169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2021 was $8,530,606,083. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates.
The number of shares of registrant’s common stock outstanding as of February 18, 2022 was approximately 620,131,694.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.

OPENDOOR TECHNOLOGIES INC.

Annual Report On Form 10-K
For Fiscal Year Ended December 31, 2021

i

OPENDOOR TECHNOLOGIES INC.

As used in this Annual Report on Form 10-K, unless the context requires otherwise, references to “Opendoor,” the “Company,” “we,” “us,” and “our,” and similar references refer to Opendoor Technologies Inc. and its wholly owned subsidiaries following the Business Combination (as defined herein) and to Opendoor Labs Inc. prior to the Business Combination.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations or financial condition; business strategy and plans; expectations regarding the impact of COVID-19; and market opportunity and expansion and objectives of management for future operations, including our statements regarding the benefits and timing of the roll out of new markets, products, or technology, and the expected diversification of funding sources, are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “intend,” “may,” “might,” “opportunity,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strategy,” “strive,” “target,” “will,” or “would,” including their antonyms or other similar terms or expressions may identify forward-looking statements. The absence of these words does not mean that a statement is not forward-looking.
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
•the impact of the regulatory environment and complexities with compliance related to such environment; and
•factors relating to our business, operations and financial performance, including:
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
As a result of a number of known and unknown risks and uncertainties, including without limitation the important factors described in Part I. Item 1A “ Risk Factors” in this Annual Report on Form 10-K, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

OPENDOOR TECHNOLOGIES INC.
SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. In particular, the following considerations, among others, may offset our competitive strengths or have a negative effect on our business strategy or operating results, which could cause a decline in the price of shares of our common stock:
•The extent to which the pandemic caused by COVID-19 and its variants will impact our future operations is highly uncertain and cannot be predicted at this time;
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
•Our business is dependent upon our ability to appropriately price and manage our portfolio of inventory. An ineffective pricing or portfolio management strategy may have a material adverse effect on our business, sales, and results of operations;
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
Our Company
We are a leading digital platform for residential real estate. In 2014, we founded Opendoor to reinvent one of life’s most important transactions and make it possible to buy, sell, and move at the tap of a button. By leveraging software, data science, product design and operations, we have rebuilt the service model for real estate and have made buying and selling possible on a mobile device. We believe that the end state for the real estate marketplace will inevitably be a marketplace powered by technology.
Residential real estate is the largest undisrupted category in the United States. In 2021 alone, more than six million existing homes were sold, representing nearly $2.3 trillion in transactions. Additionally, with approximately two-thirds of Americans living in a home they own, housing is the single largest consumer expenditure in the United States, ahead of transportation, food, insurance, and healthcare.
Yet, in a world where purchases are increasingly migrating online, the real estate transaction has largely remained unchanged. The typical process of buying or selling a home is complex, uncertain, time consuming and primarily offline. A traditional home sale requires countless decisions, an average of six intermediaries, often brings unexpected costs, and takes approximately three months from start to finish. Ultimately, the consumer is left dissatisfied with a broken, disjointed experience.
We streamline the process of buying and selling a home into a seamless digital experience that is simple, certain, and fast. Sellers can go to Opendoor.com, receive an offer, and sign and choose their closing date. Buyers can download the Opendoor app, tour and visit both Opendoor and non-Opendoor homes, and make an offer, all with just a mobile device. Homebuyers and sellers can also integrate our current suite of adjacent services, such as title and escrow and Opendoor Home Loans to complete their transaction. We have built a simple, on-demand way to buy and sell a home.
Over the past seven years, customers have shown their desire for our digital, on-demand real estate solution. Since launch, we have bought and sold over 140,000 homes, across the United States. We have historically achieved growth at scale, with revenue growth of over 100% in each of the four fiscal years preceding 2020, when the COVID-19 pandemic impacted our business. In 2021, we sold over 21,000 homes and generated $8.0 billion in revenue, which represents a compound annual growth rate of 83% since 2017. Importantly, we have been able to achieve this growth while continuing to delight customers with an average Net Promoter Score of over 80 from our sellers.
Since our initial market launch in Phoenix in 2014, we have expanded across the United States and operated in 44 markets as of December 31, 2021: Asheville, Atlanta, Austin, Birmingham, Boise, Charlotte, Chattanooga, Cleveland, Columbus, Corpus Christi, Colorado Springs, Columbia, Dallas-Fort Worth, Denver, Greensboro-Winston, Greenville, Houston, Indianapolis, Jacksonville, Kansas City, Killeen, Knoxville-Morristown, Las Vegas, Los Angeles, Miami, Minneapolis-St. Paul, Nashville, Northern Colorado, Oklahoma City, Orlando, Phoenix, Portland, Prescott, Raleigh-Durham, Reno, Riverside, Sacramento, Saint Louis, Salt Lake City, San Antonio, San Diego, Tampa, Tucson, and Washington, DC.
We believe we are still in the early stages of the digital transformation of real estate. Over the coming years, we plan on increasing our market share in existing markets, launching in new markets across the country, and expanding our products and services to become a digital, one-stop shop for buyers and sellers of residential real estate.
Market Overview
Residential real estate is a massive offline market.  With transactions totaling approximately $2.3 trillion in 2021, online penetration based on iBuyer (companies that use technology for online residential real estate transactions) volumes represented less than 1% of 2021 real estate transactions.

OPENDOOR TECHNOLOGIES INC.
The current landscape is highly fragmented.  Today, 90% of residential real estate transactions involve an agent. There are over three million licensed real estate agents in the United States, who on average complete less than five transactions per year and many of whom do not solely work in real estate. The result is often an inconsistent and frustrating experience for consumers looking for guidance in what is typically the largest financial decision of their lives.
Real estate will migrate online.  Consumers are shifting their spend online and demanding digital-first experiences for greater efficiency, certainty and speed. They are increasingly comfortable with transacting online across retail, food and transportation, and now expect similar experiences in real estate. While the majority of home buyers browse for homes online, the transaction is still largely offline, requiring real estate agents to access homes and requiring physical closings. The COVID-19 pandemic catalyzed an increase in demand for digital-first experiences with consumers prioritizing safety and convenience. It has also accelerated the adoption of remote work, facilitating greater geographic mobility as consumers explore less densely populated areas, and pursue more space.
The Problem
The traditional process of buying or selling a home is a lengthy and stressful experience for both the seller and buyer. For the 90% of sellers that list their home on the market using an agent, this is what their experience typically looks like:
•Find a listing agent.  Before the seller can list, they must find a qualified agent. Over 80% of sellers contact only one real estate agent before listing.
•Prepare the home for listing.  The seller often needs to get the home “sale ready”. This preparation, including cleaning, staging and any necessary upgrades, typically involves a lot of guesswork, time and money.
•List the home.  A home typically needs to be listed for 30 days or more on average before it goes into contract.
•Host open houses and home visits.  During the process, the seller will typically host dozens of strangers walking through their home, and deal with the hassle of cleaning up and clearing out, often on short notice and during inconvenient times.
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
•Fall-through risk.  Finally, there is an approximately 20% chance the contract falls through between signing and closing (based on average multiple listing services (“MLS”) contract fall through rates in our markets in 2021), forcing the home seller to start the entire process all over again.
Additionally, we estimate over two-thirds of home sellers are also home buyers. These customers face an additional set of challenges to line up their home purchase with their sale:
•Contingencies.  Many Americans are reluctant to sell or cannot purchase their next home until they know with certainty what they can afford for their next home. Few Americans can qualify for two mortgages and few have enough money for two down payments. These buyers often have to submit offers contingent on selling their current home, putting them at a disadvantage versus other buyers.
•The “double move”.  Alternatively, homeowners can sell their current home, move into a rental or hotel, and then buy a new home, forcing them to move twice and bear those costs.
Our Solution
Opendoor is an end-to-end real estate platform enabling consumers to buy and sell a home online. We also offer a number of services that revolve around customers who sell directly to Opendoor (what we consider our core transaction), including those that may also be buying their next home, as well as for buyers touring our homes independently via our app or website.

OPENDOOR TECHNOLOGIES INC.
We expect these adjacent services to be highly accretive to our unit economics over time. Today, our product and service offerings include:
•Opendoor Complete.  Launched in late 2021, Opendoor Complete brings together all of our products and services into a single, streamlined experience so customers can move seamlessly. It provides customers with certainty on the equity in their existing home with our all-cash offer, the power to make a stronger offer on their next home with our cash backing, and the ability to line up closing dates and avoid double moves or mortgages. Customers are able to track and manage their move via a consumer dashboard and interact with Opendoor through a single primary point of contact, significantly streamlining the process of selling and buying their home.
•Sell to Opendoor.  By selling to Opendoor, homeowners can avoid the stress of open houses, home repairs, overlapping mortgages and the uncertainty that can come with listing a home on the open market. Using our website, sellers can receive a preliminary offer online. We then conduct a virtual interior home assessment and a contact-free exterior assessment to verify the home data information and finalize the offer, taking into consideration the home’s condition. Sellers can then select their preferred closing date and close electronically (where permitted).
For customers who sell directly to us, we charge a service fee. We also ask for a repair credit that relates to our assessment of home condition. Beginning in the first quarter of 2021, our service fee was set at 5% across all markets. This can compare favorably to the traditional listing process, which can include a broker fee of 5% to 6%, depending on location, as well as the potential for a number of additional costs, such as resale concessions, inspection costs, staging costs, double mortgage payments on two homes, and additional moving and storage costs. Many of these expenses may be unforeseen by the homeowner at the outset. Our final offer, inclusive of purchase price, service fee, and repair credit, provides the homeowner with more certainty and transparency as to their expected sale proceeds, while removing the hassle of doing any repairs to get the home “sale ready.”
Customers have responded positively to this modern way of selling, enabling us to achieve a real seller conversion rate of over 35% in 2021. We define real sellers as homeowners who are intent on selling their home and either enter into a contract to sell their home to Opendoor or list their home on the MLS within 60 days after receiving an offer from us.
•Buy with Opendoor.  Opendoor has built an on-demand, seamless and digital home buying experience with the launch of Buy with Opendoor in 2019 and the Opendoor Backed Offers feature in early 2021. Buy with Opendoor is currently offered in 16 markets. Unlike the traditional process that is intermediated by agents, Buy with Opendoor customers can use our app or website to self-tour or virtually tour both Opendoor and non-Opendoor homes at their convenience, shop for financing and submit an offer backed by Opendoor’s cash. In these transactions, we collect the buyer’s agent commission from the seller.
With Opendoor Backed Offers, qualified buyers can present the certainty of an all-cash offer to the seller, free of financing, appraisal, and home sale contingencies, thereby increasing the attractiveness of their offer and their chance of being able to purchase that home. In certain instances where the buyer takes longer than expected to obtain financing, we leverage our expertise in the home acquisition process to acquire the home. Once the buyer has obtained financing, the buyer can purchase the home at the price Opendoor paid. Customers interested in Opendoor Backed Offers can also quickly pre-qualify with Opendoor Home Loans in available markets and conveniently integrate mortgage financing with the competitive and time-sensitive home bidding process.
•Opendoor Home Loans.  In late 2019, we launched Opendoor Home Loans, a tech-enabled mortgage platform for customers looking to buy or refinance a home. Since then, we have expanded our market coverage for this product to 26 markets across nine states. We have built this platform from the ground up with the goal of combining savings, convenience and certainty into a simpler, more transparent mortgage process for customers. In 2021, we acquired the assets of RedDoor, a digital-first mortgage brokerage, which will help accelerate our ability to make buying a home as easy as a tap of a button with a 60-second pre-approval process and digital, mobile-first app experience.
•Title and Escrow.  We offer customers integrated title insurance and escrow services through our subsidiaries. Currently, we offer title insurance services in a majority of our markets and on both the acquisition and resale side of the transaction. In the markets where our title services are offered, we provided title insurance services for over 75% of Opendoor home transactions that closed in 2021. Our title companies charge buyers and/or sellers fees related to settlement and escrow and these fees vary by market. Additionally, as agents for national title insurance companies,

OPENDOOR TECHNOLOGIES INC.
they charge title insurance premiums based on promulgated rates or rates filed by national title insurance companies, which vary by market.
Our Business Model
The vast majority of our revenue and margins today are generated by acquiring homes directly from individual sellers and reselling those homes to buyers. We also provide additional services to home sellers and home buyers, including title and escrow services, Buy with Opendoor, Opendoor Home Loans and Opendoor Complete.
To achieve our long-term margin objectives, we must continue to provide competitive offers that customers choose, provide value-added adjacent services that our customers will increasingly adopt, and launch new adjacent services over time. We plan to achieve operating leverage by growing our revenue at a faster pace than our fixed cost base, which includes general and administrative as well as technology and development expenses. In the near term, given the size of the opportunity ahead, we plan to continue to invest aggressively in our business and appropriately balance trade-offs between growth and margin as we scale.
Offers
We generate demand for our services through organic awareness and word-of-mouth, paid media spend, and partnership channels such as our relationships with homebuilders and online portals. Home sellers can visit our website or mobile app and answer a few questions about their home’s condition, features and upgrades. For eligible homes, customers receive a preliminary offer, which can be refreshed at any time through their personalized seller dashboard. All of our preliminary offers are algorithmically generated and require minimal human intervention.
In order to finalize our offer, we conduct a virtual interior home assessment and an in-person exterior home assessment to verify the condition of the home and determine what kind of repairs will need to be performed after we acquire the home. We ask for a repair credit that relates to our assessment of home condition. We have developed purpose-built software to guide home assessment workflows and collect over 100 unique data points regarding a home’s condition and quality. In addition to informing the offer price for that particular home, we incorporate the proprietary data that we collect during home assessments as structured data into our underlying pricing models. After all the data has been collected and incorporated, each offer is reviewed and finalized by members of our pricing team, allowing us to marry the best of our algorithmic insights with human judgment. We produce the purchase agreement for the seller inclusive of repair charges. Our objective is to provide a transparent and competitive cash offer and a customer experience that is simple, certain and fast.
We closely track the number of potential sellers who accept the Opendoor offer versus listing their home on the MLS. This conversion rate is an important measure of the strength of our value proposition and driver of future growth.
Home acquisition and repairs
Once a seller has received and accepted our final purchase offer, we enable the seller to close the transaction on a flexible timeline. This is a particularly important feature as over two-thirds of sellers are also buyers, who are often looking to line up the timing of these two transactions to ensure they have their next home to move to before locking in the sale of their home or to avoid double moves or mortgages. This feature further differentiates our service from a traditional sale.
Following acquisition, we bear the subsequent risk of conducting repairs on a timely and on-budget basis. The scope of our repair work before resale is focused on ensuring the home is in market-ready condition. We engage third-party contractors within each market to conduct repairs, and continuously refine and adjust our repair strategies based on our operating experience in markets and reviewing neighborhood-level resale outcomes.
Home resale
After we complete the repairs and list the home for resale, we market our homes across a wide variety of channels to generate buyer awareness and demand. These channels include the Opendoor website and mobile app, local MLS and syndication across real estate portals. We also generate buyer awareness through Opendoor signage for listed properties. The majority of our sales are to individual consumers, with a minority sold to institutional investors. Efficiently turning our inventory, inclusive of repairing, listing, and reselling the home, is important to our financial performance, as we bear holding costs (including utilities, property taxes, maintenance and insurance) and financing costs during our ownership period.

OPENDOOR TECHNOLOGIES INC.
As part of the listing and marketing process, we determine an appropriate resale strategy for each home. As the principal rather than the agent in the transaction, we are in a structurally advantageous position as seller, relying on data-driven decisions against a large, diversified portfolio of homes. Our proprietary pricing engine helps automate many of these steps, including relevant adjustments over time. We manage and measure our inventory performance by acquisition cohort and by market, and our pricing models can incorporate granular, relative demand signals to optimize pricing and sell-through across the portfolio. Our resale models, in conjunction with our pricing team, are designed to enable realized margins within our targets while maintaining appropriate transaction velocity and inventory portfolio health.
When we receive an acceptable offer on a given home, we enter into a resale contract. Buyers will then typically conduct an inspection on the property, finalize their mortgage application process and ultimately take possession of the home upon closing of the transaction.
Industry-Leading Pricing Capabilities
Our ability to price homes competitively is fundamental to our business model. Since our inception, we have prioritized investment in our pricing capabilities across our home acquisition processes and our forecasting and resale systems. Our pricing function focuses on ensuring we are providing competitive offers to customers while managing acquisition volumes and resale policy decisions to meet our underwriting and risk management objectives. These investments pair with a strong risk management focus that is embedded in our pricing, finance and operations teams.
To create our home offers, we algorithmically produce both an estimated offer price and an assessment of our confidence level in that estimate, and we then further validate that estimate with in-depth underwriting and risk assessment, including additional review from our in-house pricing associates, to finalize the offer. We dynamically adjust our offers to account for the level of certainty in pricing each home. This degree of certainty can be impacted by factors such as macro conditions, the condition or attributes of a home, or depth of home comparables. We are constantly recalibrating our view of pricing and where market values are trending using high-frequency detailed metrics across all segments of our business, including numerous inputs related to the dynamics of market demand and supply across markets, home types and time periods.
While the real estate industry generates a wealth of publicly sourceable data, much of this data lacks the quality and specificity essential to price individual homes. Since our inception, we have focused on making significant investments in our research and data science teams, modeling capabilities, and systematized tooling to gather, aggregate and synthesize an expanding catalog of proprietary, hyperlocal data in order to enhance and automate pricing decisions. We have also made significant investments in acquiring various third party data to improve our pricing models and forecast quality. Our proprietary models are informed by hundreds of data points that have been collected and synthesized in a structured way.
•Proprietary offline data.  We have conducted approximately 375,000 assessments during which we collect over 100 data points on each home and its surroundings. We have invested in building custom inspection and operator tooling to systematically source and translate home features into a robust data library. These proprietary data points have led us to make approximately 1.4 billion annotations and adjustments to MLS and tax assessor data, as well as build out unique geospatial data assets, such as power line proximity and road noise level. Once we list a home for resale, we collect additional home-level demand data such as home visits and visitor feedback, which enable us to continuously calibrate our resale strategy and acquisition home pricing.
•Responsive feedback loop.  Advancements in model sophistication and the integration of systematic modeling and human insights have accelerated our feedback loops, such that our pricing system can dynamically adjust to leading market indicators and human insights, and react to macro- and micro-economic conditions on a daily basis. This responsiveness is critical to quality pricing processes and maintaining margins, especially in periods of volatility.
•Pricing competitiveness.  Our unique data works in concert with our pricing algorithms. These algorithms use machine learning to drive pricing decisions through modeling of observed home sale prices, demand forecasting, outlier detection, risk assessment, and inventory management. Over time, we have improved the quality of our pricing models as we add new data inputs and refine model logic, improvements that compound with experience and scale.
Robust Risk Management Framework
Forecasting and managing our business to seasonal and macro market changes is important for our overall results and balance sheet health. Since our inception, we have prioritized investment in our pricing capabilities across our home acquisition

OPENDOOR TECHNOLOGIES INC.
processes and our forecasting and resale systems, and expect to continue to do so. These investments pair with a strong risk management focus that is embedded in our pricing, finance and operations teams. We evaluate the quality of our pricing models and processes using high-frequency detailed metrics across all segments of our business, including home acquisition, resale strategy and inventory health. All of our pricing decisions are managed centrally, giving us a high degree of control over our overall growth and margin objectives. While residential real estate markets are subject to fluctuations, as with any market, we believe we are well-positioned to manage our risk exposure due to the following:
•Our business model is based on transaction velocity and short-duration hold times. We have historically concentrated our home purchases on those segments of the residential real estate market with the highest transaction volumes, thereby limiting the risk of involuntarily holding a home for longer than our target average days in possession. Moreover, residential real estate prices tend to move gradually relative to other asset classes, which reduces our exposure to price fluctuations during our ownership period.
•Our pricing models and inventory management systems are designed to recalibrate to market signals on a daily basis. Accordingly, changing market conditions are reflected in our pricing for new acquisitions, largely leaving previously-acquired inventory at risk to potential market volatility. In addition, we employ sophisticated resale pricing management systems that allow us to optimize sell-through and margin using real-time, local market demand information, including down to an individual home level. We believe that the quality and scale of information we utilize in our inventory management decisions and our ability to manage these decisions across a scaled, diversified portfolio provides us with a structural advantage over individual sellers or agents in the traditional home selling process.
•Our operations across 44 markets and a range of price and home types allow us to benefit from significant diversification effects. Individual buyers and sellers are exposed to price and behavioral effects that are associated with specific markets or home segments. Our scale and diverse coverage allow us to mitigate such exposures across a wider range of markets and home segments so that our overall risk per home decreases as we increase the breadth of markets, price points and home types across which we operate.
•Our listed homes are not occupied and are in sale-ready condition given the repairs and renovations we perform. We believe that this increases the attractiveness and liquidity of our portfolio.
•At any moment in time, a significant portion of our inventory is under resale contract; this means we have already found buyers for those homes and are in the process of closing the resale transactions. This further limits the exposure of our inventory portfolio to macro market changes.
Low Cost Transaction Platform
We continue to invest in having the lowest cost platform, which allows us to provide more competitive offers to home sellers and accelerate our growth. Each component of our real estate business and transaction experience has been purpose-built to delight our customers through a streamlined, scalable and vertically-integrated platform. We have reimagined the traditionally inefficient and labor-intensive processes required to purchase, repair, and resell each home. We have invested in developing technology that enables automation, centralization and virtualization, in order to reduce cost, increase speed and improve quality of execution.
Our proprietary construction management technology enables us to drive efficiencies across all home servicing functions, tying together pre-acquisition assessments, pricing, repair scoping, centralized back-office operations, and renovation project management. Our systems and processes facilitate the centralization of previously local labor, which provides staffing flexibility, cost economies, training and quality enhancements, and faster turnaround times, all of which result in a superior customer experience. One example is our virtual home assessment capability where home sellers are able to take our operators on a virtual, guided tour of their home. Our centralized team of construction experts then determine home condition or flag for any outlier risk prior to acquisition, leveraging a combination of industry best practices and big data. Virtual and self-service assessments have reduced our turnaround time to provide a final offer, as well as our dependence on local third-party labor, while preserving the quality of our home assessments.
We have also established a network of more than 700 trade partners and local service providers that use our proprietary technology to complete home repairs and maintenance. By leveraging our technology platform and directly interfacing with our trade partners, we reduce delays, eliminate waste, and improve quality of repairs while capturing data at every step to continuously improve the system. Due to our scale, we have driven down the cost of materials used in our home repairs through

OPENDOOR TECHNOLOGIES INC.
volume discounts. In addition, we have designed our home inventory management processes and home access technology to ensure our homes are regularly cleaned, well-maintained and safe to enable our on-demand, self-tour experience.
Strategic Growth Priorities
Our growth strategy is to innovate and execute on the following key strategic priorities:
Increase penetration in existing markets.  We are focused on continued growth in our existing markets — greater scale improves awareness, trust and adoption, operational cost efficiencies, and pricing competitiveness from more data. Across all of our markets, we estimate that less than 10% of sellers received an offer from Opendoor and either sold their home to us or subsequently listed their home on the MLS within 60 days. This low penetration gives us a significant runway for growth. We will continue to expand our customer base through partnerships and marketing campaigns that increase awareness and engage customers early in their home selling and buying research.
Expand to new markets.  At 44 markets as of December 31, 2021, we are making good progress towards our long-term goal of being able to deliver for customers nationwide. We select new markets by looking at drivers of supply, demand and affordability, housing stock, cost structure and expected pricing competitiveness. We have honed our market launch playbook by centralizing many of our core pricing, operations and customer service functions, enabling us to efficiently launch new markets with limited in-market physical presence. Our largely centralized and scalable framework for new market entry enabled us to more than double our market footprint in 2021. Furthermore, decision making for each home is informed by centralized, robust, data-driven playbooks that allow us to drive consistency across our markets and reach profitability in new markets more quickly.
Expand product and service offerings.  Our north star is to build the best end-to-end digital experience for every home buyer and seller. We are focused on continuing to refine our best-in-class seller experience and to drive additional scale and efficiencies; making investments in enhancing the buyer experience with Opendoor Home Loans and Opendoor Backed Offers; and continuing to integrate the seller and buyer experience via Opendoor Complete. Over time, we plan to launch additional services that are adjacent to the core real estate transaction, bringing us closer to our vision for a digital one-stop-shop that powers all transactions.
Marketing
We utilize a diversified, multichannel approach in marketing, with a focus on efficient growth. In addition to earned media and online real estate partnerships with leading industry brands, we leverage a diverse range of channels and platforms within paid advertising, including paid online channels, direct mail, television, radio, and outdoor advertising. As our market footprint has expanded, we are focused on increasing our investment in broad reach and national channels such as television and sponsorships, to efficiently drive awareness and build trust with consumers in a new category. We also continue to build our prospective customer base by maintaining relationships and re-engaging with homeowners who might not have been ready to sell during their first interaction with Opendoor. With over two-thirds of sellers also being buyers, these homeowners represent a large part of our marketing funnel that we are focused on converting when they are ready to transact. As more consumers start their home journey with Opendoor, we expect this prospective customer base to continue to expand over time.
Competition
The U.S. housing market is highly competitive and fragmented, with over six million residential real estate transactions per year. We view our primary competition as the 99% of transactions that are done offline. As such, we compete directly with traditional, offline real estate brokers and agents. In addition, we also compete with other iBuyers, and our adjacent services compete with a range of industry service providers, including mortgage originators and title and escrow companies. We believe our singular focus on an end-to-end digital solution, our best-in-class pricing engine, and our low-cost operational platform differentiate us from our competitors and provide a meaningful and sustainable competitive advantage.
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

OPENDOOR TECHNOLOGIES INC.
•BPs for Breakfast.  We eat “BPs (or basis points) for breakfast” — meaning we are always looking for where we can take costs out of the transaction —so we can put more money in the pockets of our customers. We will win by building the lowest cost platform.
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
Employees
As of December 31, 2021, we employed 2,816 individuals. None of our employees are currently represented by a labor organization or a party to any collective bargaining.
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
We are the registered holder of a variety of domestic domain names, including “opendoor.com.”
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

OPENDOOR TECHNOLOGIES INC.
In particular, the advertising, sale, and financing of homes is highly regulated by states in which we do business, as well as the U.S. federal government. Regulatory bodies include the Consumer Financial Protection Bureau (“CFPB”), the Federal Trade Commission (“FTC”), the Department of Justice (“DOJ”), the Department of Housing and Urban Development (“HUD”), and various state licensing authorities, consumer protection agencies, financial regulatory agencies and insurance agencies. We are subject to compliance audits of our operations by many of these authorities. For a discussion of the various risks we face from regulation and compliance matters, see “Item 1A. Risk Factors — Risks Related to Regulatory Compliance and Legal Matters”.
Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, may be applicable to our business, such as the Telephone Consumer Protection Act (“TCPA”), the Telemarketing Sales Rule, the CAN-SPAM Act, and similar state consumer protection laws. Through our various subsidiaries, we also operate a mortgage lending business, buy and sell homes, provide real estate brokerage, title insurance and settlement services, and provide other product offerings, which results in us receiving or facilitating transmission of personally identifiable information. This information is increasingly subject to legislation and regulation in the United States. These laws and regulations are generally intended to protect the privacy and security of personal information, including customer Social Security Numbers and credit card information that is collected, processed and transmitted. These laws also can restrict our use of this personal information for other commercial purposes.
In order to provide the broad range of products and services that we offer customers, certain of our subsidiaries maintain real estate brokerage, title insurance and escrow, property and casualty insurance, mortgage and general contract licenses, and we may in the future apply for additional licenses as our business grows and develops. These entities are subject to stringent state and federal laws and regulations, including, but not limited to, the Real Estate Settlement Procedures Act (“RESPA”) and those administered by applicable state departments of real estate, banking, insurance and consumer services, and to the scrutiny of state and federal government agencies as licensed businesses as noted above. As of December 31, 2021:
•Opendoor Brokerage LLC, Opendoor Brokerage Inc. and OD Homes Brokerage Inc. (formerly known as Open Listings Co.), collectively, hold real estate brokerage licenses in all our markets and certain other states.
•OS National LLC, and its subsidiaries, OSN Texas LLC and OSN Alabama LLC, are licensed as title agents in 27 states. In addition, OS National LLC is licensed as an escrow agent in six states and is authorized to conduct the business of title insurance in four additional states that do not require entity and/or individual licensing.
•Opendoor Home Loans LLC holds mortgage banking/lending licenses in nine states.
•Digital Opendoor Insurance Services LLC holds insurance producer licenses for property and casualty lines in Arizona, California and Texas.
Mortgage products are regulated at the state level by licensing authorities and administrative agencies, with additional oversight from the CFPB and other federal agencies. These laws generally regulate the manner in which lending and lending-related activities, including mortgage brokering, are marketed or made available to consumers, including, but not limited to, advertising, finding and qualifying applicants, the provision of consumer disclosures, payments for services, and record keeping requirements; these laws include, at the federal level, the RESPA, the Fair Credit Reporting Act (as amended by the Fair and Accurate Credit Transactions Act), the Truth in Lending Act (including the Home Ownership and Equity Protection Act of 1994), the Equal Credit Opportunity Act, the Fair Housing Act, the Gramm-Leach-Bliley Act, the Electronic Fund Transfer Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Homeowners Protection Act, the Home Mortgage Disclosure Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, the Federal Trade Commission Act, the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, the Bank Secrecy Act (including the Office of Foreign Assets Control and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act), the TCPA, the Mortgage Acts and Practices Advertising Rule (Regulation N), the CARES Act, all implementing regulations, and various other federal, state and local laws. The CFPB also has broad authority to enforce prohibitions on practices that it deems to be unfair, deceptive or abusive. Additionally, state and local laws may restrict the amount and nature of interest and fees that may be charged by a lender or mortgage broker, impose more stringent privacy requirements and protections for servicemembers, and/or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise.
For certain licenses, we are required to designate individual licensed brokers of record, qualified individuals and control persons.

OPENDOOR TECHNOLOGIES INC.
Seasonality
For information regarding the seasonality of our business, please see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting our Business Performance”.
Corporate History and Background
Opendoor Technologies Inc. was formed through a business combination with Social Capital Hedosophia Holdings Corp. II (“SCH”), a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Business Combination, pursuant to which Opendoor Labs Inc. became a wholly owned subsidiary of SCH and SCH changed its name from “Social Capital Hedosophia Holdings Corp. II” to “Opendoor Technologies Inc.,” was completed on December 18, 2020 (the “Closing”), and was accounted for as a reverse recapitalization, in accordance with accounting principles generally accepted in the United States of America (“GAAP”).
Available Information
Our website is www.opendoor.com. At our Investor Relations website, investor.opendoor.com, we make available, free of charge, a variety of information for investors, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, proxy statements and other information, as soon as reasonably practicable after we electronically file that material with, or furnish it to, the Securities and Exchange Commission (“SEC”). We also use the Investor Relations page of our website for purposes of compliance with Regulation FD and as a routine channel for distribution of important information, including blogs, news releases, analyst presentations, financial information and corporate governance practices. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC. Our SEC filings are also available to the public at the SEC's website at http://www.sec.gov.
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
Risks Related to Our Business and Industry
The extent to which the pandemic caused by COVID-19 and its variants will impact our future operations is highly uncertain and cannot be predicted at this time.
The COVID-19 pandemic significantly and adversely affected our business in 2020 when governmental authorities put in place limitations on in-person activities related to the sale of residential real estate. As a result of these restrictions and safety concerns for our customers and employees, we temporarily suspended home acquisitions and sold down most home inventory before resuming home acquisitions later in the year.
We believe we have successfully adapted our operations to effectively execute on our business model during the ongoing COVID-19 pandemic. However, given the impact of COVID-19 variants, there remains uncertainty as to COVID-19’s overall impact on the U.S. economy. Future limitations may be imposed by governmental authorities on processes and procedures attendant to residential real estate transactions as a result of COVID-19 and trends in consumer spending on real estate transactions may be impacted. Transaction volumes are important to our business. They affect all of the ways that we generate revenue, including our ability to acquire new homes and generate associated service fees, our ability to sell homes that we own, the generation of commissions from our brokerage business, the number of loans our mortgage business originates and resells, and the number of transactions our title and settlement business closes. We cannot predict the extent to which our transaction volumes and financial results may be adversely affected by the pandemic caused by COVID-19 and its variants.

OPENDOOR TECHNOLOGIES INC.
Our business and operating results may be significantly impacted by general economic conditions, the health of the U.S. residential real estate industry and risks associated with our real estate assets.
Our success depends, directly and indirectly, on general economic conditions, the health of the U.S. residential real estate industry, particularly the single family home resale market, and risks generally incidental to the ownership of residential real estate, many of which are beyond our control. A number of factors could have a negative impact and harm our business, including the following:
•downturns in the U.S. residential real estate market which may be due to one or more factors, whether included in this list or not;
•the continuing and future impact of the pandemic caused by COVID-19 and its variants on buying and selling trends in the residential real estate market;
•potential governmental or regulatory changes or requirements in response to the COVID-19 pandemic that may affect our business;
•changes in national, regional, or local economic, demographic or real estate market conditions;
•increased mortgage interest rates or down payment requirements and/or restrictions on mortgage financing availability;
•low home inventory levels or lack of affordably priced homes;
•labor or materials supply shortages;
•slow economic growth or inflationary or recessionary conditions;
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
We have incurred net losses on an annual basis since we were founded. We incurred net losses of $662 million, $253 million, and $339 million for the years ended December 31, 2021, 2020, and 2019, respectively. We had an accumulated deficit of $1.7 billion and $1.0 billion as of December 31, 2021 and 2020, respectively. We expect to continue to make future investments in developing and expanding our business, including technology, recruitment and training, marketing and pursuing strategic opportunities. These investments may not result in increased revenue or growth in our business. Additionally, we may incur significant losses in the future for a number of reasons, including:
•our failure to appropriately price and manage the home inventory we acquire;
•changes in our fee structure or rates;
•the availability of debt financing and securitization funding to finance our real estate inventories;
•our inability to grow market share in our existing markets or any new markets we may enter;
•our expansion into new markets, for which we typically incur more significant losses immediately following entry;
•increased competition in the U.S. residential real estate industry;

OPENDOOR TECHNOLOGIES INC.
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
•loss in value of real estate due to changes in market conditions in the area in which real estate or assets are located;
•increases in costs associated with holding our real estate inventories, including financing costs; and
•unforeseen expenses, difficulties, complications and delays, and other unknown factors.
Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future. Moreover, as we continue to invest in our business, we expect expenses to continue to increase in the near term. These investments may not result in increased revenue or growth in our business. If we fail to manage our losses or to grow our revenue sufficiently to keep pace with our investments and other expenses, our business will be harmed. In addition, we incur significant legal, accounting and other expenses related to being a public company.
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
•the number of potential customers;
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
Our business model depends on our ability to continue to attract customers to our digital platform and the products we offer and to enhance customers’ engagement with our products in a cost-effective manner. New entrants continue to join our

OPENDOOR TECHNOLOGIES INC.
market categories at a rapid pace. Our existing and potential competitors include companies that operate, or could develop, national and/or local real estate businesses offering services to home buyers or sellers, including real estate brokerage services, mortgage and title insurance, and escrow services.
Some of our competitors have well-established national reputations and may market similar products and services. These companies may be larger than us and have significant competitive advantages, including better name recognition, greater resources, lower cost of funds and additional access to capital, and a broader set of offerings than we currently do. These companies may also have higher risk tolerances or different risk assessments than we do. In addition, these competitors could devote greater financial, technical and other resources than we have available to develop, grow or improve their businesses. If we are not able to continue to attract customers to our platform and products, our business, results of operations and financial condition will be harmed.
Failures by our perceived competitors may adversely impact Opendoor.
In November 2021, an internet-based advertising and lead generation company, who was attempting to compete with Opendoor’s digital home buying business, announced that it was exiting the “iBuyer” business. The company cited their inability to accurately price homes and operational constraints as the chief reasons for winding down their home buying business. Because of the novelty of our business model and our limited track record as a public company, high profile failures of companies operating in similar or adjacent spaces may impact investor perceptions of the digital home buying industry as a whole. Such events may negatively impact our stock price and ability to raise capital regardless of whether those events have any actual relationship with our business and financial or operational performance.
We have experienced rapid growth since inception which may not be indicative of our future growth and, if we continue to grow rapidly, we may not be able to manage our growth effectively.
We have experienced rapid growth and demand for our products since inception. We expect that, in the future, even if our revenues increase, our rate of growth may decline. In any event, we will not be able to grow as fast or at all if we do not, among other things:
•increase the number of customers using our platform;
•acquire sufficient inventory based on our underwriting standards to meet the increasing demand for our homes;
•increase our market share within existing markets and expand into new markets;
•increase our brand awareness;
•retain adequate availability of financing sources;
•obtain necessary capital to meet our business objectives;
•expand our third-party vendor networks; and
•scale our internal operations and customer support teams.
Furthermore, in order to preserve our market position, we may expand into new markets or launch new products or services in existing or new markets more quickly than we would if we did not operate in such a highly competitive industry. Expanding into new markets may prove to be challenging as some markets may have very different characteristics than the markets we currently operate in, some of which may be unanticipated or unknown to us. These differences may result in greater pricing uncertainty, as well as higher capital requirements, hold times, repair costs and transaction costs that may result in those markets being less profitable for us than those that we currently operate in.
Our business is dependent upon our ability to appropriately price and manage our portfolio of inventory. An ineffective pricing or portfolio management strategy may have a material adverse effect on our business, sales, and results of operations.
We appraise and price the homes we buy and sell using data science, proprietary algorithms, and analysis from specially trained employees, incorporating a number of factors, including our knowledge of the real estate markets in which we operate. This assessment includes estimates on time of possession, seasonality, macro and hyper-local market conditions, renovation costs and holding costs, transaction costs, and anticipated resale proceeds. Our ability to acquire and resell homes profitability may be negatively impacted if our models lack robust historical data on home sales, material home features, or other market nuances, especially those outside of features and nuances we have previously encountered and modeled in our existing 44

OPENDOOR TECHNOLOGIES INC.
markets. This, in turn, could negatively impact our revenue growth if resulting valuations are too low and/or fees are too high, or our profitability, if valuations are too high and/or fees are too low.
Once we have acquired a home, we may decrease our anticipated resale price for reasons such as unknown defects related to home condition requiring remediation, lower/higher than forecasted demand/supply, or other detractors that were unknown or missed at the time of acquisition. This in turn could negatively impact our revenue, gross margins and results of operations, which could have a material adverse effect on our business, financial condition and results of operations.
Our business is dependent upon our ability to expeditiously sell inventory. Failure to expeditiously sell our inventory could have an adverse effect on our business, sales and results of operations.
Our purchases of homes are based in large part on our estimates of projected demand. If actual sales are materially less than our forecasts, we would experience an over-supply of inventory. An over-supply of home inventory will generally cause downward pressure on our sales prices and margins and increase our average days to sale. Our inventory of homes purchased has typically represented a significant portion of total assets. Having such a large portion of our total assets in the form of non-income producing home inventory for an extended period of time subjects us to significant holding costs, including financing expenses, maintenance and upkeep, insurance, property taxes, homeowners’ association fees, and other expenses that accompany the ownership of residential real property and increased risk of depreciation of value. In addition, the value of homes in inventory may decline significantly and we could experience losses, which in the aggregate could be detrimental to our business and results of operations. Disruptions in the supply chain for the materials necessary to restore and resell home inventory, such as paint and carpet, could lengthen the period of time during which we must hold home inventory. If we have excess inventory or our average days to sale increases, the results of our operations may be adversely affected because we may be unable to liquidate such inventory at prices that allow us to meet margin targets or to recover our costs.
Launches of new product or service offerings, and expansions of existing product and servicing offerings, may consume significant financial and other resources and may not achieve the desired results.
We regularly evaluate launching new product or service offerings, and expanding existing offerings, to our customers. Such offerings may require significant expenses, new sources of capital and financing, and time of our key personnel. New or expanded product and service offerings may also subject us to new regulatory environments, which could increase our costs as we evaluate compliance with the new regulatory regime. Despite the expenses and time devoted to launching new or expanded product or service offerings, we may fail to achieve the financial and market share goals anticipated, which may adversely affect our business and results of operations.
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
A significant portion of our expenses are fixed and do not vary proportionately with fluctuations in revenues. We need to maintain and continue to increase our transaction volumes to benefit from operating efficiencies. When we operate at less than expected capacity, fixed costs are inflated and represent a larger percentage of overall cost basis and percentage of revenue. Due to our fixed cost base, our operating results can vary significantly based on transaction volumes in any given period.

OPENDOOR TECHNOLOGIES INC.
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
In addition, we rely on our relationships with MLS providers in all our markets both as key data sources for our pricing and for listing our inventory for resale. Many of our competitors and other real estate websites have similar access to MLSs and listing data and may be able to source real estate information faster or more efficiently than we can. If we lose existing relationships with MLSs and other listing providers, whether due to termination of agreements or otherwise, changes to our rights to use or timely access listing data, an inability to continue to add new listing providers or changes to the way real estate information is shared, our ability to price or list our inventory for resale could be impaired and our operating results may suffer.
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
Declining real estate values could result in recording inventory valuation adjustments and may also adversely affect our financial condition and operating results.
There are risks inherent in owning properties and inventory risks are substantial for our business. Home prices can be volatile and the values of our inventory may fluctuate significantly and we may incur inventory valuation adjustments due to changes in market conditions and/or economic sentiment. We periodically review the value of our properties to determine whether their value, based on market factors and generally accepted accounting principles, has permanently decreased such that it is necessary or appropriate to record an inventory valuation adjustment in the relevant accounting period. Such a loss would cause an immediate reduction of net income in the applicable accounting period and would be reflected in a decrease in our balance sheet assets. Even if we do not determine that it is necessary or appropriate to record an inventory valuation adjustment, a reduction in the intrinsic value of a property would become manifest over time through reduced income from the property and would therefore affect our earnings and financial condition.
Our business is concentrated in certain geographic markets. Exposure to local economies, regional economic downturns, severe weather or catastrophic occurrences, or other disruptions or events may materially adversely affect our financial condition and results of operations.
As of December 31, 2021, we were in 44 markets across the United States. For the year ended December 31, 2021, a majority of our revenue was generated from our top five markets by revenue. As a result, local and regional conditions in these markets, including those arising from COVID-19’s impacts, may differ significantly from prevailing conditions in the United States or other parts of the country. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenues and profitability. These risks include, without limitation: possible declines in the value of real estate; risks related to general and local economic conditions; demographic and population shifts and migration; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; increased labor costs; unemployment; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; and uninsured damages from floods, hurricanes, earthquakes or other natural disasters.

OPENDOOR TECHNOLOGIES INC.
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
Our ongoing ability to acquire homes is critical to our business model. A lack of available homes that meet our purchase criteria may have adverse effects on our ability to reach our desired inventory levels, our desired portfolio diversification, and our results of operations.
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
We frequently need to renovate or repair homes prior to listing for resale. We rely on third-party contractors and sub-contractors to undertake these renovations and repairs. These third-party providers may not be able to complete the required renovations or repairs within our expected timeline or proposed budget. Labor and supply shortages, as well as increased demand for home construction, may exacerbate these delays and increase our costs.
Difficulty sourcing third-party contractors and subcontractors and a longer than expected period for completing renovations or repairs could both negatively impact our ability to sell a home within our anticipated timeline. This prolonged timing exposes us to factors that adversely affect the home’s resale value and may result in selling the home for a lower price than anticipated or not being able to sell the home at all. Meanwhile, incurring more than budgeted costs would adversely affect our investment return on purchased homes. Additionally, any undetected issues with a third-party provider’s work may adversely affect our reputation as a home seller.

OPENDOOR TECHNOLOGIES INC.
We may acquire other businesses which could require significant management attention, disrupt our business, dilute stockholder value and adversely affect our operating results.
As part of our business strategy, we may make investments in or acquire complementary companies, products or technologies. We may not realize benefits from acquisitions that we may make in the future. If we fail to integrate successfully such acquisitions, or the businesses and technologies associated with such acquisitions, into our Company, the revenue and operating results of our Company could be adversely affected. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize the acquired business or technology and accurately forecast the financial impact of an acquisition transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity or issuance to finance any such acquisitions could result in dilution to our stockholders. The incurrence of indebtedness in connection with an acquisition would result in increased fixed obligations and could also include covenants or other restrictions that may impede our ability to manage our operations.
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
Compliance with new or more stringent environmental laws or regulations or stricter interpretation of existing laws may require material expenditures by us.We may be subject to environmental laws or regulations relating to our properties, such as those concerning lead-based paint, mold, asbestos, radon, pesticides, proximity to power lines or other issues. Failure to comply with such applicable laws and regulations could result in fines and/or damages, suspension of personnel, civil liability or other sanctions.
Some of our potential losses may not be covered by insurance. We may not be able to obtain or maintain adequate insurance coverage.
We maintain insurance to cover costs and losses from certain risk exposures in the ordinary course of our operations, including in connection with the issuance of title insurance policies and mortgages, but our insurance may not cover 100% of the costs and losses from all events. We are responsible for certain retentions and deductibles that vary by policy, and we may suffer losses that exceed our insurance coverage limits by a material amount. We may also incur costs or suffer losses arising from events against which we have no insurance coverage. In addition, large-scale market trends or the occurrence of adverse events in our business may raise our cost of procuring insurance or limit the amount or type of insurance we are able to secure. We may not be able to maintain our current coverage, or obtain new coverage in the future; on commercially reasonable terms or at all. Incurring uninsured or underinsured costs or losses could harm our business.

OPENDOOR TECHNOLOGIES INC.
Risks Related to Our Intellectual Property and Technology
Any significant disruption in service in our computer systems and third-party networks and mobile infrastructure that we depend on could result in a loss of customers and we may be unable to maintain and scale the technology underlying our offerings.
Customers and potential customers access our products primarily through our website and mobile applications. Our ability to attract, retain and serve customers depends on the reliable performance and availability of our website, mobile application, and technology infrastructure. Furthermore, we depend on the reliable performance of third-party networks and mobile infrastructure to provide our technology offerings to our customers and potential customers. The proper operation of these third-party networks and mobile infrastructure is beyond our control, and service interruptions or website unavailability could impact our ability to service our customers in a timely manner, and may have an adverse effect on existing and potential customer relationships.
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
Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of personal information, or regarding the manner in which the express or implied consent of customers for the use and disclosure of personal information is obtained, could require us to modify our products and features, possibly in a material manner and subject to increased compliance costs, which may limit our ability to develop new products and features that make use of the personal information that our customers voluntarily share. For example, the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020, imposes obligations and restrictions on companies regarding their collection, use, and sharing of personal information and provides new and enhanced data privacy rights to California residents. The CCPA imposes a severe statutory damages framework. Additionally, although not effective until January 1, 2023, we will be subject to the California Privacy Rights Act, or the CPRA, which expands upon the CCPA. The CCPA requires (and the CPRA will require) covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for certain security breaches that may increase security breach litigation. Further, Virginia enacted the Virginia Consumer Data Protection Act, or the CDPA, another comprehensive state privacy law, that will also be effective January 1, 2023. Also in 2021, Colorado enacted the Colorado Privacy Act, or the CPA, which goes into effect July 1, 2023.

OPENDOOR TECHNOLOGIES INC.
The CCPA, CPRA, CDPA and CPA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects. A number of other proposals exist for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.
Any of the foregoing could materially adversely affect our brand, reputation, business, results of operations, and financial condition.
Failure to protect our trade secrets, know-how, proprietary applications, business processes and other proprietary information, could adversely affect the value of our technology and products.
Our success and ability to compete depends in part on our intellectual property and our other proprietary business information. We seek to control access to our proprietary information by entering into a combination of confidentiality and proprietary rights agreements, invention assignment agreements and nondisclosure agreements with our employees, consultants and third parties with whom we have relationships. While these agreements will give us contractual remedies upon any unauthorized use or disclosure of our proprietary information, we cannot guarantee that we will be able to detect such unauthorized activity, or if detected, that our rights under these agreements will be effective in controlling access to, or use and distribution of, our proprietary information, intellectual property or technology. We also have numerous trademarks and patents to protect certain aspects of our intellectual property. However, we may be unable to secure intellectual property protection for all of our technology and methodologies, or the steps we take to enforce our intellectual property rights may be inadequate. Furthermore, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and we may not be able to prevent infringement or misappropriation of our proprietary rights without incurring substantial expense. If our intellectual property rights are used or misappropriated by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our products and methods of operations. Any of these events would have a material adverse effect on our business, financial condition and results of operations.
In the future we may be party to intellectual property rights claims and other litigation which are expensive to support, and if resolved adversely, could have a significant impact on us.
Our success depends in part on us not infringing upon the intellectual property of others. Our competitors and other third parties may own or claim to own intellectual property relating to the real estate industry. In the future, third parties may claim that we are infringing on their intellectual property rights, and we may be found to be infringing such rights. Any claims or litigation could cause us to incur significant expenses. If such claims are successfully asserted against us, it would require additional damages or ongoing licensing payments, prevent us from offering our services or require us to comply with unfavorable terms. Even if we were to prevail, the time and resources necessary to resolve such disputes could be costly, time-consuming, and divert the attention of management and key personnel from our business operations. We have been previously subject to trademark infringement claims. These claims allege, among other things, that aspects of our trademarks infringe upon the plaintiffs’ trademarks. While these prior claims have not been material and have all been resolved, there may be additional claims in the future where, if we are not successful in defending ourselves against these claims, we may be required to pay damages and may be subject to injunctions, each of which could harm our business, results of operations, financial condition and reputation.
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
Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use, or grant other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release or license the source code of our proprietary software to the public. Although we monitor our use of open-source software to avoid subjecting our platform to conditions we do not intend, we cannot assure you that our processes

OPENDOOR TECHNOLOGIES INC.
for controlling our use of open-source software in our platform will be effective. From time to time, we may be subject to claims claiming ownership of, or demanding release of, the source code, the open source software and/or derivative works that were developed using such software, requiring us to provide attributions of any open source software incorporated into our distributed software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to re-engineer our software or change our products or services, any of which would have a negative effect on our business and results of operations.
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
We operate in highly regulated businesses through a number of different channels across the United States. As a result, we are currently subject to a variety of, and may in the future become subject to additional, federal, state and local statutes and regulations in various jurisdictions (as well as judicial and administrative decisions and state common law), which are subject to change at any time, including laws regarding the real estate and mortgage industries, settlement services, insurance, construction, mobile and internet based businesses and other businesses that rely on advertising, as well as data privacy and consumer protection laws, and employment laws. These laws are complex and sometimes ambiguous, and can be costly to

OPENDOOR TECHNOLOGIES INC.
comply with, require significant management time and effort, require a substantial investment in technology, and subject us to supervisory audits, claims, government enforcement actions, civil and criminal liability or other remedies, including suspension of business operations.
We also operate a mortgage business, buy and sell homes, provide real estate brokerage services, title insurance and settlement services, and provide other product offerings, which results in us receiving or facilitating transmission of personally identifiable information. This information is increasingly subject to legislation and regulation in the United States. These laws and regulations are generally intended to protect the privacy and security of personal information, including borrower Social Security Numbers and credit card information that is collected, processed and transmitted. These laws also can restrict our use of this personal information for other commercial purposes. We could be adversely affected if government regulations require us to significantly change our business practices with respect to this type of information, if penetration of network security or misuse of personal information occurs, or if the third parties that we engage with to provide processing and screening services violate applicable laws and regulations, misuse information, or experience network security breaches.
In order to provide the broad range of products and services that we offer customers, certain of our subsidiaries maintain real estate brokerage services, title insurance and escrow, property and casualty insurance, construction, mortgage, and general contractor licenses in certain states in which we operate. These entities are subject to stringent state and federal laws and regulations and to the scrutiny of state and federal government agencies as licensed businesses.
Mortgage products are regulated at the state level by licensing authorities and administrative agencies, with additional oversight from the Consumer Financial Protection Bureau and other federal agencies. These laws generally regulate the manner in which lending and lending-related activities, including mortgage brokering, are marketed or made available to consumers, including, but not limited to, advertising, finding and qualifying applicants, the provision of consumer disclosures, payments for services, and record keeping requirements; these laws include, at the federal level, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act (as amended by the Fair and Accurate Credit Transactions Act), the Truth in Lending Act (including the Home Ownership and Equity Protection Act of 1994), the Equal Credit Opportunity Act, the Fair Housing Act, the Gramm-Leach-Bliley Act, the Electronic Fund Transfer Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Homeowners Protection Act, the Home Mortgage Disclosure Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, the Federal Trade Commission Act, the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, the Bank Secrecy Act (including the Office of Foreign Assets Control and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act), the Telephone Consumer Protection Act, the Mortgage Acts and Practices Advertising Rule (Regulation N), the Coronavirus Aid, Relief, and Economic Security Act, all implementing regulations, and various other federal laws. The Consumer Financial Protection Bureau also has broad authority to enforce prohibitions on practices that it deems to be unfair, deceptive or abusive. Additionally, state and local laws may restrict the amount and nature of interest and fees that may be charged by a lender or mortgage broker, impose more stringent privacy requirements and protections for servicemembers, and/or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise.
As a buyer and seller of residential real estate through our business, we hold real estate brokerage licenses in multiple states and may apply for additional real estate brokerage licenses as our business grows. To maintain these licenses, we must comply with the requirements governing the licensing and conduct of real estate brokerage services and brokerage-related businesses in the markets where we operate. We may be subject to additional local, state and federal laws and regulations governing residential real estate transactions, including those administered by the U.S. Department of Housing and Urban Development, and the states and municipalities in which we transact. Further, due to the geographic scope of our operations and the nature of the products and services we provide, certain of our other subsidiaries maintain real estate brokerage, property and casualty, and title insurance and escrow, and construction licenses in certain states in which we operate. Each of these licenses subjects our subsidiaries to different federal, state, and local laws and the scrutiny of different licensing authorities, including state insurance departments. Each subsidiary must comply with different licensing statutes and regulations, as well as varied laws that govern the offering of compliant products and services.
For certain licenses, we are required to designate individual licensed brokers of record, qualified individuals and control persons. Certain licensed entities also are subject to routine examination and monitoring by the federal Consumer Financial Protection Bureau (for mortgage) and/or state licensing authorities. We cannot assure you that we, or our licensed personnel, are and will remain at all times, in full compliance with local, state and federal real estate, title insurance and escrow, property and casualty insurance, construction and mortgage licensing and consumer protection laws and regulations, and we may be subject to litigation, government investigations and enforcement actions, fines or other penalties in the event of any non-compliance. As a result of findings from examinations, we also may be required to take a number of corrective actions, including modifying business practices and making refunds of fees or money earned. In addition, adverse findings in one state

OPENDOOR TECHNOLOGIES INC.
may be relied on by another state to conduct investigations and impose remedies. If we apply for new licenses, we will become subject to additional licensing requirements, which we may not be in compliance with at all times. If in the future a state agency were to determine that we are required to obtain additional licenses in that state in order to operate our business, or if we lose or do not renew an existing license or are otherwise found to be in violation of a law or regulation, we may be subject to fines or legal penalties, lawsuits, enforcement actions, void contracts, or our business operations in that state may be suspended or prohibited. Our business reputation with consumers and third parties also could be damaged. Compliance with, and monitoring of, these laws and regulations is complicated and costly and may inhibit our ability to innovate or grow.
If we are unable to comply with these laws or regulations in a cost-effective manner, it may require us to modify certain products and services, which could require a substantial investment and result in a loss of revenue, or cease providing the impacted product or service altogether. Furthermore, laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our products and business.
Our business is subject to the risks of international operations.
Some of our employees are located in Canada and India. Compliance with applicable U.S. and foreign laws and regulations, such as labor laws, anti-corruption laws, tax laws, foreign exchange controls and data privacy and data localization requirements, increases our cost of doing business. Although we have implemented policies and procedures to comply with these laws and regulations, a violation by us or our employees, contractors or agents could nevertheless occur. In some cases, compliance with the laws and regulations of one country could violate the laws and regulations of another country. Violations of these laws and regulations could materially adversely affect our brand, international growth efforts and business.
The Company is currently seeking to resolve an FTC investigation through consent order negotiations with the FTC, and the terms of a consent order (if any) could have a materially adverse effect on the Company’s business.
In August 2019, the Federal Trade Commission (‘‘FTC”) sent a civil investigative demand (“CID”) to Opendoor seeking documents and information relating primarily to statements in Opendoor’s advertising and website comparing selling homes to Opendoor with selling homes in a traditional manner using an agent and relating to statements that Opendoor’s offers reflect or are based on market prices. Thereafter, Opendoor responded cooperatively to the CID and related follow-up requests from the FTC. On December 23, 2020, the FTC notified the Company that they intend to recommend that the agency pursue an enforcement action against the Company and certain of its officers, if we are unable to reach a negotiated settlement acceptable to all parties. The FTC has indicated that they believe certain of Opendoor’s advertising claims relating to the amount of its offers, the repair costs charged to home sellers, and the amount of net proceeds a seller may receive from selling to Opendoor versus selling in the traditional manner were inaccurate and/or inadequately substantiated. The Company is engaged in settlement negotiations with the FTC. There can be no assurances that the Company will be successful in negotiating a favorable settlement. Any settlement could result in material monetary remedies and/or compliance requirements that impose significant and material cost and resource burdens on the Company and/or limit or eliminate the Company’s ability to make certain claims in its advertising materials or on its website. Any of these remedies or compliance requirements could adversely affect the Company’s ability to operate its business and/or have a materially adverse impact on its financial results.
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

OPENDOOR TECHNOLOGIES INC.
Risks Related to Our Financial Reporting
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
Our management is required to evaluate the effectiveness of our internal control over financial reporting. If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.
As a public company we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Additionally, our auditor is required to deliver an attestation report on the effectiveness of our disclosure controls and internal control over financial reporting. An adverse report may be issued in the event our auditor is not satisfied with the level at which our controls are documented, designed or operating.
When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting, are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is ineffective, or if our auditor is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we could fail to meet our reporting obligations.
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
We incur costs as a result of operating as a public company, and our management devotes substantial time to our compliance initiatives. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and the applicable stock exchange. These rules and regulations result in legal and financial compliance costs that are costly and our management and other personnel will continue to need to devote a substantial amount of time to these compliance initiatives. The increased costs will increase our net loss. We cannot predict or estimate the amount or timing of

OPENDOOR TECHNOLOGIES INC.
additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, its board committees or as executive officers.
We could be subject to additional tax liabilities and our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Business Combination or other ownership changes.
We are subject to federal and state income and non-income taxes in the United States, and foreign income and non-income taxes in Canada and India. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating these taxes. Our effective tax rates could be affected by numerous factors, such as entry into new businesses and geographies, changes to our existing business and operations, acquisitions and investments and how they are financed, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles and interpretations. We are required to take positions regarding the interpretation of complex statutory and regulatory tax rules and on valuation matters that are subject to uncertainty, and the U.S. Internal Revenue Service (“IRS”) or other tax authorities may challenge the positions that we take.
We have incurred losses during our history and do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2021, the Company had federal and state net operating loss (“NOL”) carryforwards of $1.2 billion and $854 million, respectively. Under the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.
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
We may require additional capital and debt financing to pursue our business objectives and respond to business opportunities, challenges or unforeseen circumstances, including to increase our marketing expenditures to build and maintain our inventory of homes, develop new products or services or further improve existing products and services (including mortgage lending), improve our brand awareness, enhance our operating infrastructure and acquire complementary businesses and technologies. During past economic and housing downturns and more recently at the onset of the COVID-19 pandemic, credit markets constricted and reduced sources of liquidity.
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
Our ability to obtain financing will depend, among other things, on our product development efforts, business plans, operating performance, action or performance of competitors, and condition of the capital markets and housing markets at the time we seek financing. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing.

OPENDOOR TECHNOLOGIES INC.
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
As of December 31, 2021 we had approximately $6.1 billion of non-recourse asset-backed loans. Our leverage could have meaningful consequences to us, including increasing our vulnerability to economic downturns, limiting our ability to withstand competitive pressures, or reducing our flexibility to respond to changing business and economic conditions. We are also subject to general risks associated with debt financing, including (1) our cash flow may not be sufficient to satisfy required payments of principal and interest; (2) we may not be able to refinance our existing indebtedness or refinancing terms may be less favorable to us than the terms of our existing debt; (3) debt service obligations or facility prepayments could reduce funds available for capital investment and general corporate purposes; (4) any default on our indebtedness could result in acceleration of the indebtedness and foreclosure on the homes collateralizing that indebtedness, with our attendant loss of any prospective income and equity value from such property; and (5) aged real estate may be ineligible for financing on our debt facilities potentially forcing the sale of aged real estate for prices that do not allow us to meet our margin targets or cover our costs to repay those facilities. Any of these risks could place strains on our cash flows, reduce our ability to grow and adversely affect our results of operations.
We rely on agreements with third parties to finance our business.
We have entered into debt agreements with various counterparties to provide capital for the growth and operation of our businesses, including to finance our purchase and renovation of homes. If we fail to maintain adequate relationships with potential financial sources or we elect to prepay or we are unable to renew, refinance or extend our existing debt arrangements on favorable terms or at all, we may be unable to maintain sufficient inventory, which would adversely affect our business and results of operations. In addition, some of our financing facilities are not fully committed, meaning the applicable lender may not be obligated to advance new loan funds if they choose not to do so. Obtaining new or replacement funding arrangements may be at higher interest rates or other less favorable terms.
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
In addition, each of our mezzanine term debt facilities is associated with and subordinated to one or more of our senior credit facilities. Our mezzanine term debt facilities have initial terms that may be significantly longer than the related senior facilities and often contain terms that make it financially unattractive to prepay borrowings under those term debt facilities, including certain “make-whole” payments and other prepayment penalties. If we are unable to renew or extend the terms of our existing senior facilities, we may not be able to terminate or prepay the related mezzanine term debt facilities without incurring significant financial costs. Our senior term debt facilities also generally include “make-whole” payments or other prepayment penalties that make it financially unattractive to prepay borrowings under those term debt facilities.
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

OPENDOOR TECHNOLOGIES INC.
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
If an event of default or similar event occurs under one of our asset-backed senior debt facilities, this may trigger an event of default under any related mezzanine term debt facility and/or result in us losing access to financing through the mezzanine term debt facility or to excess proceeds from sales of homes that would otherwise be available to us. Similarly, an event of default or similar event under a mezzanine term debt facility may trigger an event of default under the related senior facilities and/or result in us losing access to financing through those senior facilities or to excess proceeds from sales of homes that would otherwise be available to us. In addition, certain of our senior and mezzanine term debt facilities contain cross defaults to indebtedness of Opendoor Labs Inc., if any, subject to varying minimum dollar thresholds. It is possible our debt facilities could include similar cross defaults to indebtedness of Opendoor Technologies in the future. The foregoing considerations significantly increase the likelihood that a default or similar event under one or more of our debt facilities would result in adverse consequences for our other debt facilities.
We may use derivatives and other instruments to reduce our exposure to interest fluctuations and those derivatives and other instruments may not prove to be effective.
We may use derivatives or other instruments to reduce our exposure to adverse changes in interest rates. Hedging interest rate risk is a complex process, requiring sophisticated models and constant monitoring. Due to interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. If we engage in derivative transactions, we will be exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what we expected when we entered into the derivative transaction. Our hedging activity, if any, may fail to provide adequate coverage for interest rate exposure due to market volatility, hedging instruments that do not directly correlate with the interest rate risk exposure being hedged or counterparty defaults on obligations.

OPENDOOR TECHNOLOGIES INC.
When the London Inter-Bank Offered Rate (“LIBOR”) is discontinued, interest payments under our senior revolving credit facilities and our mortgage repurchase facility may be calculated using another reference rate.
In July 2017, the United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that the FCA intends to phase out the use of LIBOR by the end of 2021. Subsequently, ICE Benchmark Administration, the administrator of LIBOR announced that publication of overnight 1-, 3-, 6-, and 12-month tenors of U.S. dollar LIBOR would continue through June 30, 2023 for use in legacy contracts, after which publication would cease unless the FCA were to use its powers to require continued publication. On March 5, 2021, the FCA stated that it did not intend to use such powers at that time, but would consult in the future on continued publication of select tenors of U.S. dollar LIBOR.
In response to the proposed discontinuance of LIBOR, the U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, proposed replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (“SOFR”), which is a new index calculated by short-term repurchase agreements and backed by U.S. Treasury securities. The market transition away from LIBOR toward SOFR is expected to be complicated, and there is no guarantee that SOFR will become a widely accepted benchmark in place of LIBOR. LIBOR is used as a benchmark rate for our senior revolving credit facilities and our mortgage repurchase facility. Some of these agreements may not contain fulsome fallback language for circumstances in which LIBOR ceases to be published. The transition process may involve, among other things, increased volatility and illiquidity in markets for instruments that currently rely on LIBOR, as well as SOFR and other alternative rates, and may result in increased borrowing costs, uncertainty under our financing facilities, or difficult and costly processes to amend our financing agreements. There remains uncertainty regarding the future utilization of LIBOR and the nature, acceptance, and equivalence of any replacement rate, and we cannot predict what impact a transition away from LIBOR may have on our business, financial results, and operations.
Failure to hedge effectively against interest rate changes may adversely affect our results of operations.
Borrowings under our senior revolving credit facilities bear interest at variable rates and expose us to interest rate risk. If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase and our earnings and cash flows would correspondingly decrease. Increased interest costs could also reduce the amount of debt financing that our homes inventory can support. Assuming no change in the outstanding borrowings on our credit facilities, we estimate that a one percentage point increase in LIBOR would increase our interest expense by approximately $37 million and $4 million for the years ended December 31, 2021 and 2020, respectively.
In connection with our floating rate debt, we may seek to obtain interest rate protection in the form of swap agreements, interest rate cap contracts or other derivatives or instruments to hedge against the possible negative effects of interest rate increases. There is no assurance that we will be able to obtain any such interest rate hedging arrangements on attractive terms or at all. Even if we are successful in obtaining interest rate hedges, we cannot assure you that any hedging will adequately relieve the adverse effects of interest rate increases or that counterparties under these agreements will honor their obligations thereunder.
Additional Risks Related to Ownership of Our Common Stock
The price of our common stock may be volatile.
The price of our common stock may fluctuate due to a variety of factors, including:
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
•changes in financial estimates and recommendations by securities analysts;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•actions by stockholders, including the sale of their shares of our common stock;

OPENDOOR TECHNOLOGIES INC.
•additions and departures of key personnel;
•commencement of, or involvement in, litigation involving our Company;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our common stock available for public sale; and
•general economic and political conditions, such as the effects of the pandemic related to COVID-19 and its variants, recessions, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, inflation, political instability and acts of war or terrorism.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, real estate commerce, and the global economy, and thus could harm our business. In particular, the pandemic related to COVID-19 and its variants, including the reactions of governments, markets, and the general public to the pandemic related to COVID-19 and its variants, may result in a number of adverse consequences for our business and results of operations, the details of which would be difficult to predict. We have a large employee presence in San Francisco, California, a region that contains active earthquake zones. In addition, properties located in the markets in which we operate in Florida, portions of North Carolina or Texas are more susceptible to certain hazards (such as floods, hurricanes or hail) than properties in other parts of the country.
In the event of a major earthquake, hurricane, windstorm, tornado, flood or catastrophic event such as pandemic, fire, flood, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure reputational harm, delays in developing our platform and solutions, breaches of data security and loss of critical data, all of which could harm our business, results of operations and financial condition. Furthermore, these sorts of catastrophic events may cause disruption on both resale and acquisition side as we may not be able to transact on real estate. For example, homes that we own may be damaged and disruptions to infrastructure may mean our contractors are unable to perform the necessary home repairs in a timely manner. Closures of local recording offices or other governmental offices in charge of real property records, including tax or lien-related records, would adversely affect our ability to conduct operations in the affected geographies. Any of these delays will likely result in extended hold times and increased costs. Also, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions.
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

OPENDOOR TECHNOLOGIES INC.
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
Additionally, we rely on third-parties and their security procedures for the secure storage, processing, maintenance, and transmission of information that is critical to our operations. Despite measures designed to prevent, detect, address, and mitigate cybersecurity incidents, such incidents may occur to us or our third-party providers and, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including personal information of our customers and employees) and the disruption of business operations. Any such compromises to our security, or that of our third-party vendors, could cause customers to lose trust and confidence in us and stop using our website and mobile applications. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers, employees, and business partners. We may also be subject to government enforcement proceedings and legal claims by private parties.
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

OPENDOOR TECHNOLOGIES INC.
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
The market price of our common stock may be volatile and, in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have various operating leases for office space, which are summarized as of December 31, 2021 in the table below. We believe that our facilities are adequate for our current needs.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Dates
Tempe, Arizona	General Office Space, Corporate Mailing Address	100,807	2030
Duluth, Georgia	General Office Space	71,085	2029
In addition, we lease office space in several other locations in the United States and India.
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

OPENDOOR TECHNOLOGIES INC.
Item 4. Mine Safety Disclosures.
Not applicable.

OPENDOOR TECHNOLOGIES INC.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock
Our common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “OPEN.”
Holders of Record
As of February 18, 2022, there were approximately 80 holders of record of our common stock.
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
Sales of Unregistered Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 6. [Reserved]

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read together with the historical audited annual consolidated financial statements as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020, and 2019. As discussed in Note 1 to the accompanying consolidated financial statements the Company corrected the 2020 consolidated financial statements to account for Sponsor Warrants as a liability on the Company’s balance sheet with subsequent changes in their value recognized in the Company’s consolidated statement of operations at each reporting date. These corrections are reflected in the discussions. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Description of Business and Accounting Policies” for additional information.
This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Annual Report on Form 10-K.
Overview
Opendoor’s mission is to empower everyone with the freedom to move and make it possible to buy, sell and move at the tap of a button. We are transforming what has historically been a complex, uncertain, time-consuming and mostly offline process into a simple, online experience. Since our inception in 2014, we have built scalable pricing capabilities, technology-enabled centralized operations, and a suite of digital-first consumer products. These investments have enabled us to help customers buy or sell homes in over 140,000 transactions and expand our footprint to 44 markets across the country. Most importantly, we have grown rapidly while delighting our customers with an experience that brings simplicity, certainty and speed to the home selling and buying process.
Financial Highlights

	Year Ended December 31,
(in millions, except percentages, homes sold, number of markets, and homes in inventory)	2021	2020	2019	2020 to 2021 Change	2019 to 2020 Change
Revenue	$8,021	$2,583	$4,741	$5,438	$(2,158)
Homes sold	21,725	9,913	18,799	11,812	(8,886)
Gross profit	$730	$220	$301	$510	$(81)
Gross margin	9.1%	8.5%	6.4%
Net loss	$(662)	$(253)	$(339)	$(409)	$86
Adjusted Net Loss	$(116)	$(175)	$(327)	$59	$152
Contribution Profit	$525	$110	$92	$415	$18
Contribution Margin	6.5%	4.3%	1.9%
Adjusted EBITDA	$58	$(98)	$(218)	$156	$120
Adjusted EBITDA Margin	0.7%	(3.8)%	(4.6)%
Number of markets (at period end)	44	21	21	23	—
Inventory (at period end)	$6,096	$466	$1,312	$5,630	$(846)
Homes in inventory (at period end)	17,009	1,826	5,572	15,183	(3,746)
Business Impact of COVID-19
In response to the COVID-19 pandemic and the consequent health risks, we substantially paused purchasing additional homes in March 2020 to safeguard the health and safety of our customers and employees. In addition to pausing new acquisitions, we sold down most of our homes in inventory at a healthy pace, leading to a low point in inventory of $152 million as of September 30, 2020 compared to $1.3 billion as of December 31, 2019. As our revenues are dependent on inventory levels available for sale, we experienced sequential, quarter-over-quarter declines in revenue in the second, third and fourth quarters of 2020. After retooling certain operational processes to enable “contactless” transactions, we resumed making

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
offers to purchase homes in select markets in May 2020 and resumed operations across all of our markets by the end of August 2020. We surpassed pre-COVID-19 inventory levels in the second quarter of 2021 and ended the year with inventory of $6.1 billion as of December 31, 2021. While we believe we have adapted our operations to function effectively during the ongoing COVID-19 pandemic, our business remains sensitive to potential future disruptions of the real estate market caused by COVID-19 and its variants.
Factors Affecting our Business Performance
Market Penetration in Existing Markets
Residential real estate is one of the largest consumer markets, with approximately $2.3 trillion of home value transacted annually. Given we operate in a highly fragmented industry and offer a differentiated value proposition to the incumbent agent-led transaction, we believe there is significant opportunity to expand our share in our existing cities. By providing a consistent, high-quality and differentiated experience to our customers, we hope to continue to drive positive word-of-mouth awareness and trust in our platform. We believe this creates a virtuous cycle, whereby more home sellers will request an offer from Opendoor, allowing us to deepen our market penetration.
Expansion into New Markets
We have expanded into 44 markets as of December 31, 2021. The following table represents the number of markets as of the periods presented:

	Year Ended December 31,
(in whole numbers)	2021	2020	2019
Number of markets (at period end)	44	21	21
We launched 23 new markets in 2021, exceeding our goal to double the markets we serve over the course of 2021. We have honed our market launch playbook by centralizing many of our core pricing, operations, and customer service functions, enabling us to launch new markets more efficiently and quickly in the future. For example, we are generally able to launch a market with only a small field team focused on home renovation oversight, with all other key functions managed centrally.
We view the first year of a market launch as an investment period during which we refine our pricing models, renovation strategies and cost structure. Historically, we have seen underwriting performance for purchase cohorts in new markets improve approximately one year after initial launch. While new markets do not contribute significantly to revenue during their first year of operation, they provide a foundation for long-term growth once local operational and pricing capabilities have been refined.
We made substantial investments to support our market launches in 2021, which we expect will impact both Contribution Margin and Adjusted EBITDA as these new markets mature. We expect such investments to continue as we launch additional markets.
Adjacent Services
We believe home sellers and buyers value simplicity and convenience. To that end, we are building an online, integrated suite of home services, which currently include title insurance and escrow services, Buy with Opendoor, Opendoor Home Loans, and Opendoor Complete. We believe that vertically integrating services that are adjacent to the core real estate transaction will allow us to deliver a superior, seamless experience to the consumer. Our success with title insurance and escrow services helps validate our view that customers prefer an online, integrated experience. We expect that these adjacent services will also be accretive to our Contribution Margin.
We will continue to evaluate new ways to improve our end-to-end solution and expect to invest in additional adjacent products and services over time.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
Unit Economics
We view Contribution Margin and Contribution Margin after Interest as key measures of unit economic performance. Our long-term financial performance depends, in part, on continuing to expand unit margins through the following initiatives:
•Successful incremental attach of services that supplement the core transaction margin profile via our existing services as well as new ones.
•Pricing engine optimization and enhancements, as we expand our reach in existing markets and enter new markets.
•Lowering platform costs through process refinement, greater automation and self-service, and more efficient forms of financing.
Inventory Management
Effectively managing our overall inventory position is critical to our financial performance. Since our inception, we have prioritized investment in our pricing capabilities across our home acquisition processes and our forecasting and resale systems, and will continue to do so. As part of our overall risk management framework, we consider both individual market and aggregate portfolio exposures. We typically seek to maximize the resale margin performance of our inventory while balancing sell-through rates, holding periods, and portfolio aging. Similarly, we evaluate our portfolio health metrics relative to the broader market (as observed on the MLS) as another key indicator of inventory management performance. One such metric is our percentage of homes “on the market” for greater than 120 days (as measured from initial listing date). As of December 31, 2021, such homes represented 8% of our portfolio, compared to 24% for the broader market when filtered for the types of homes we are able to underwrite and acquire in a given market based on characteristics such as price range, home type, home location, year built and lot size (defined as our “Buybox".)
Inventory Financing
Our business model is working capital intensive and inventory financing is a key enabler of our growth. We primarily rely on our access to non-recourse asset-backed debt, which consist of asset-backed senior debt facilities and asset-backed mezzanine term debt facilities, to finance our home acquisitions. See “—Liquidity and Capital Resources — Debt and Financing Arrangements.”
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
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
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
Adjusted Gross Profit / Margin
We calculate Adjusted Gross Profit as gross profit under GAAP adjusted for (1) inventory valuation adjustment in the current period, (2) inventory valuation adjustment in prior periods, and (3) restructuring in cost of revenue. Restructuring in cost of revenue reflects the costs associated with the reduction in our workforce in 2020, a portion of which were related to personnel included in cost of revenue. Inventory valuation adjustment in the current period is calculated by adding back the inventory valuation adjustments recorded during the period on homes that remain in inventory at period end. Inventory valuation adjustment in prior periods is calculated by subtracting the inventory valuation adjustments recorded in prior periods on homes sold in the current period. We define Adjusted Gross Margin as Adjusted Gross Profit as a percentage of revenue. See “—Critical Accounting Estimates and Policies — Real Estate Inventory” for detailed discussion of inventory valuation adjustment.
We view this metric as an important measure of business performance as it captures gross margin performance isolated to homes sold in a given period and provides comparability across reporting periods. Adjusted Gross Profit helps management assess home pricing, service fees and renovation performance for a specific resale cohort.
Contribution Profit / Margin
We calculate Contribution Profit as Adjusted Gross Profit, minus certain costs incurred on homes sold during the current period including: (1) holding costs incurred in the current period, (2) holding costs incurred in prior periods, and (3) direct selling costs. The composition of our holding costs is described in the footnotes to the reconciliation table below. Contribution Margin is Contribution Profit as a percentage of revenue.
We view this metric as an important measure of business performance as it captures the unit level performance isolated to homes sold in a given period and provides comparability across reporting periods. Contribution Profit helps management assess inflows and outflows directly associated with a specific resale cohort.
Contribution Profit / Margin After Interest
We define Contribution Profit After Interest as Contribution Profit, minus interest expense under our non-recourse asset-backed senior debt facilities incurred on the homes sold during the period. This may include interest expense recorded in periods prior to the period in which the sale occurred. Our asset-backed senior debt facilities are secured by our real estate inventory and cash. See “— Liquidity and Capital Resources — Debt and Financing Arrangements.” In addition to our senior debt facilities, we use a mix of debt and equity capital to finance our inventory and that mix will vary over time. In addition, we expect to continue to evolve our cost of financing as we include other debt sources beyond mezzanine capital. As such, in order to allow more meaningful period over period comparisons that more accurately reflect our asset performance rather than our evolving financing choices, we do not include interest expense associated with our mezzanine term debt facilities in this calculation. Contribution Margin After Interest is Contribution Profit After Interest as a percentage of revenue.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
We view this metric as an important measure of business performance. Contribution Profit After Interest helps management assess Contribution Margin performance, per above, when burdened with the cost of senior financing.
The following table presents a reconciliation of our Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest to our gross profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Year Ended December 31,
(in millions, except percentages)	2021	2020	2019
Gross profit (GAAP)	$730	$220	$301
Gross Margin	9.1%	8.5%	6.4%
Adjustments:
Inventory valuation adjustment – Current Period(1)(2)	39	—	11
Inventory valuation adjustment – Prior Periods(1)(3)	—	(11)	(15)
Restructuring in cost of revenue(4)	—	2	—
Adjusted Gross Profit	$769	$211	$297
Adjusted Gross Margin	9.6%	8.2%	6.3%
Adjustments:
Direct selling costs(5)	(195)	(73)	(149)
Holding costs on sales – Current Period(6)(7)	(47)	(17)	(43)
Holding costs on sales – Prior Periods(6)(8)	(2)	(11)	(13)
Contribution Profit	$525	$110	$92
Contribution Margin	6.5%	4.3%	1.9%
Adjustments:
Interest on homes sold – Current Period(9)(10)	(42)	(18)	(52)
Interest on homes sold – Prior Periods(9)(11)	(1)	(10)	(13)
Contribution Profit After Interest	$482	$82	$27
Contribution Margin After Interest	6.0%	3.2%	0.6%
________________
(1)Inventory valuation adjustment includes adjustments to record real estate inventory at the lower of its carrying amount or its net realizable value. See “—Critical Accounting Policies and Estimates — Real Estate Inventory.”
(2)Inventory valuation adjustment — Current Period is the inventory valuation adjustments recorded during the period presented associated with homes that remain in inventory at period end.
(3)Inventory valuation adjustment — Prior Periods is the inventory valuation adjustments recorded in prior periods associated with homes that sold in the period presented.
(4)Restructuring in cost of revenue consists mainly of severance and employee termination benefits that were recorded to cost of revenue due to a reduction in workforce in the second quarter of 2020 following the outbreak of the COVID-19 pandemic.
(5)Represents selling costs incurred related to homes sold in the relevant period. This primarily includes broker commissions, external title and escrow-related fees and transfer taxes.
(6)Holding costs include mainly property taxes, insurance, utilities, homeowners association dues, cleaning and maintenance costs. Holding costs are included in Sales, marketing, and operations on the Consolidated Statements of Operations.
(7)Represents holding costs incurred in the period presented on homes sold in the period presented.
(8)Represents holding costs incurred in prior periods on homes sold in the period presented.
(9)This does not include interest on mezzanine term debt facilities or other indebtedness. See “— Liquidity and Capital Resources — Debt and Financing Arrangements.”

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
(10)Represents the interest expense under our asset-backed senior debt facilities incurred during the period on homes sold in the current period.
(11)Represents the interest expense under our asset-backed senior debt facilities incurred during prior periods on homes sold in the current period.
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
Adjusted Net Loss and Adjusted EBITDA are supplemental measures of our operating performance and have important limitations. For example, these measures exclude the impact of certain costs required to be recorded under GAAP. These measures also include inventory valuation adjustments that were recorded in prior periods under GAAP and exclude, in connection with homes held in inventory at the end of the period, inventory valuation adjustments required to be recorded under GAAP in the same period. These measures could differ substantially from similarly titled measures presented by other companies in our industry or companies in other industries. Accordingly, these measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. We include a reconciliation of these measures to the most directly comparable GAAP financial measure, which is net loss.
Adjusted Net Loss
We calculate Adjusted Net Loss as GAAP net loss adjusted to exclude non-cash expenses of stock-based compensation, equity securities fair value adjustment, derivative and warrant fair value adjustment, and intangibles amortization expense. It also excludes non-recurring payroll tax on initial RSU release, restructuring charges, loss on extinguishment of debt, gain on lease termination, legal contingency accrual, and convertible note payment-in-kind (“PIK”) interest and issuance discount amortization. Adjusted Net Loss also aligns the timing of inventory valuation adjustments recorded under GAAP to the period in which the related revenue is recorded in order to improve the comparability of this measure to our non-GAAP financial measures of unit economics, as described above. Our calculation of Adjusted Net Loss does not currently include the tax effects of the non-GAAP adjustments because our taxes and such tax effects have not been material to date.
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
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
The following table presents a reconciliation of our Adjusted Net Loss and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Year Ended December 31,
(in millions, except percentages)	2021	2020	2019
Net loss (GAAP)	$(662)	$(253)	$(339)
Adjustments:
Stock-based compensation	536	38	13
Equity securities fair value adjustment(1)	(35)	—	—
Derivative and warrant fair value adjustment(1)	(12)	(8)	(6)
Intangibles amortization expense(2)	4	4	3
Inventory valuation adjustment – Current Period(3)(4)	39	—	11
Inventory valuation adjustment – Prior Periods(3)(5)	—	(11)	(15)
Restructuring(6)	—	31	2
Convertible note PIK interest and discount amortization(7)	—	8	4
Loss on extinguishment of debt	—	11	—
Gain on lease termination	(5)	—	—
Payroll tax on initial RSU release	5	—	—
Legal contingency accrual	14	4	—
Other(8)	—	1	—
Adjusted Net Loss	$(116)	$(175)	$(327)
Adjustments:
Depreciation and amortization, excluding amortization of intangibles	33	22	15
Property financing(9)	119	38	84
Other interest expense(10)	24	22	22
Interest income(11)	(3)	(5)	(12)
Income tax expense	1	—	—
Adjusted EBITDA	$58	$(98)	$(218)
Adjusted EBITDA Margin	0.7%	(3.8)%	(4.6)%
________________
(1)Represents the gains and losses on certain financial instruments, which are marked to fair value at the end of each period.
(2)Represents amortization of acquisition-related intangible assets. The acquired intangible assets have useful lives ranging from 1 to 5 years and amortization is expected until the intangible assets are fully amortized.
(3)Inventory valuation adjustment includes adjustments to record real estate inventory at the lower of its carrying amount or its net realizable value. See “—Critical Accounting Policies and Estimates — Real Estate Inventory.”
(4)Inventory valuation adjustment — Current Period is the inventory valuation adjustment charge recorded during the period presented associated with homes that remain in inventory at period end.
(5)Inventory valuation adjustment — Prior Periods is the inventory valuation adjustments recorded in prior periods associated with homes that sold in the period presented.
(6)Restructuring costs consist mainly of employee termination benefits, relocation packages and retention bonuses as well as costs related to the exiting of certain non-cancelable leases. In 2020, these costs related mainly to a reduction in workforce implemented in April 2020 as well as our exercise of the early termination option related to our San Francisco headquarters. In 2019, these costs related mainly to the centralization of our administrative and selling functions, including the relocation of local teams to Phoenix.
(7)Includes non-cash payment-in-kind (“PIK”) interest and amortization of the discount on the convertible notes issued from July through November 2019 (the “2019 Convertible Notes”). We exclude convertible note PIK interest and amortization

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
from Adjusted Net Loss since these are non-cash in nature and were converted into equity in September 2020 when the Company entered into the Convertible Notes Exchange Agreement with the convertible note holders.
(8)Includes primarily gain or loss on disposal of fixed assets, gain or loss on interest rate lock commitments, gain or loss on the sale of available for sale securities, and sublease income.
(9)Includes interest expense on our non-recourse asset-backed debt facilities.
(10)Includes amortization of debt issuance costs and loan origination fees, commitment fees, unused fees, other interest related costs on our asset-backed debt facilities, interest expense related to the 2026 convertible senior notes outstanding, and interest expense on other secured borrowings.
(11)Consists mainly of interest earned on cash, cash equivalents and marketable securities.
Components of Our Results of Operations
Revenue
We generate the majority of our revenue from the sale of homes that we previously acquired from homeowners. In addition, we generate revenue from additional services we provide to both home sellers and buyers, which consists primarily of title insurance and escrow services, Buy with Opendoor and Opendoor Home Loans.
Home sales revenue from selling residential real estate is recognized when title to and possession of the property has transferred to the buyer and we have no continuing involvement with the property, which is generally the close of escrow. The amount of revenue recognized for each home sale is equal to the sale price of the home net of any concessions.
Cost of Revenue
Cost of revenue includes the property purchase price, acquisition costs, direct costs to renovate or repair the home and inventory valuation adjustments. These costs are accumulated in real estate inventory during the property holding period and charged to cost of revenue under the specific identification method when the property is sold. Additionally, for our revenue other than home sales revenue, cost of revenue consists of any costs incurred in delivering the service, including associated headcount expenses such as salaries, benefits and stock-based compensation.
Operating Expenses
Sales, Marketing and Operations Expense
Sales, marketing and operations expense consists primarily of broker commissions (paid to the home buyers’ real estate agents and third-party listing agents, if applicable), resale closing costs, holding costs related to real estate inventory including utilities, property taxes and maintenance, and expenses associated with product marketing, promotions and brand-building. Sales, marketing and operations expense also includes any headcount expenses in support of sales, marketing, and real estate operations such as salaries, benefits and stock-based compensation.
General and Administrative Expense
General and administrative expense consists primarily of headcount expenses, including salaries, benefits and stock-based compensation for our executive, finance, human resources, legal and administrative personnel, third-party professional services fees and rent expense.
We incurred a significant increase in stock-based compensation in 2021 as a result of certain performance-based awards and historical RSUs satisfying their liquidity event vesting conditions. The increase in stock-based compensation impacts each line item within Operating expenses. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 14. Share-based Awards” for additional information.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
Results of Operations
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The following table sets forth our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Change in
(in millions, except percentages)	2021	2020	$	%
Revenue	$8,021	$2,583	$5,438	211%
Cost of revenue	7,291	2,363	4,928	209%
Gross profit	730	220	510	232%
Operating expenses:
Sales, marketing and operations	544	195	349	179%
General and administrative	620	153	467	305%
Technology and development	134	58	76	131%
Total operating expenses	1,298	406	892	220%
Net operating loss	(568)	(186)	(382)	205%
Derivative and warrant fair value adjustment	12	8	4	50%
Loss on extinguishment of debt	—	(11)	11	(100)%
Interest expense	(143)	(68)	(75)	110%
Other income-net	38	4	34	850%
Loss before income taxes	(661)	(253)	(408)	161%
Income tax expense	(1)	—	(1)	N/M
Net loss	(662)	(253)	$(409)	162%
N/M - Not meaningful.
Revenue
Revenue increased by $5.4 billion, or 211%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in revenue was primarily attributable to higher sales volumes in 2021 compared to 2020, as well as higher revenue per home. We sold 21,725 homes during the year ended December 31, 2021, compared to 9,913 homes during the year ended December 31, 2020, representing an increase of 119%, while revenue per home sold increased 42% between periods. The higher sales volumes are a reflection of growing market share in existing markets and, to a lesser extent, our expansion into new markets. We successfully grew our inventory levels throughout 2021, allowing us to sell-through significantly more homes relative to 2020, when we had much lower inventory levels due to our temporary pause in home purchases at the start of the COVID-19 pandemic. See “— Business Impact of COVID-19”. Average resale prices were positively impacted by price mix within markets, overall home price appreciation and Buybox expansion.
Cost of Revenue and Gross Profit
Cost of revenue increased by $4.9 billion, or 209%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. This increase in cost of revenue was primarily attributable to higher sales volumes and a 41% increase in cost of revenue per home as a result of inventory mix, home price appreciation and Buybox expansion.
Gross margin improved from 8.5% to 9.1% for the year ended December 31, 2020 and December 31, 2021, respectively. For the same periods, Adjusted Gross Margin improved from 8.2% to 9.6%. The gross margin increase was primarily due to a combination of higher resale prices relative to our net purchase price for homes, repair and renovation efficiencies, and the effectiveness of our inventory resale systems. Contribution Margin increased from 4.3% to 6.5% for the same periods, due largely to a higher Adjusted Gross Margin as well as improvements in direct selling and holding costs. See “— Non-GAAP Financial Measures.”

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
Operating Expenses
Sales, Marketing and Operations. Sales, marketing and operations increased by $349 million, or 179%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily attributable to a $123 million increase in resale transaction costs and broker commissions, consistent with the 119% increase in the number of homes sold. In addition, advertising expense increased by $90 million as we increased marketing to drive acquisition volumes in both existing and new markets launched in 2021, relative to the limited marketing spend in 2020 due to the onset of COVID-19. Property holding costs increased by $71 million consistent with increased inventory levels. Personnel expenses, including salaries and benefits increased $28 million consistent with the increase in headcount.
General and Administrative. General and administrative increased by $467 million, or 305%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily attributable to $430 million of additional stock-based compensation from the commencement of expense recognition of certain performance awards following the consummation of the Business Combination in December 2020 as well as the expense recognition of certain RSUs upon the fulfillment of the liquidity event vesting condition satisfied by the February 2021 Offering. Personnel expenses, including salaries and benefits increased $22 million consistent with the increase in headcount.
Technology and Development. Technology and development increased by $76 million, or 131%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily attributable to a $56 million increase in stock-based compensation reflecting both an increase in headcount as well as the recognition of stock-based compensation beginning in 2021 when the February 2021 Offering satisfied the liquidity event vesting condition of certain RSUs. Personnel expenses, including salaries and benefits increased $12 million consistent with the increase in headcount.
Derivative and Warrant Fair Value Adjustment
Derivative and warrant fair value adjustment increased by $4 million, or 50%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The adjustments recorded in the years ended December 31, 2020 and December 31, 2021 were primarily attributable to gain of $34 million and $12 million, respectively, due to a decrease in the fair value of the Sponsor Warrants between the time of the Business Combination and the completion of their redemption in July 2021. The gains recorded for the year ended December 31, 2020 were offset by a $23 million increase in the fair value of a derivative liability in extinguishment of the Company's 2019 Convertible Notes.
Loss on Extinguishment of Debt
Loss on extinguishment of debt decreased by $11 million, or 100%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The loss on extinguishment of debt of $11 million in 2020 resulted from the Company’s early termination of one of its mezzanine term debt facilities. The Company did not have any meaningful losses on extinguishment of debt during the year ended December 31, 2021.
Interest Expense
Interest expense increased by $75 million, or 110%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily attributable to increases in the average outstanding balances of our asset-backed senior debt facilities and mezzanine term debt facilities, which is consistent with our increase in inventory over the same periods. The increase in interest expense from our asset backed credit facilities is partially offset by a $8 million decrease in interest expense and amortization of debt issuance costs related to the 2019 Convertible Notes, which were converted into equity in September 2020.
Other Income — Net
Other income – net increased by $34 million, or 850%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase is primarily related to the $35 million fair value adjustment on marketable equity securities recorded in 2021 when a company in which we invested went public.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
Income Tax Expense
Income tax expense increased by a nominal amount for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
The following table sets forth our results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,		Change in
(in millions, except percentages)	2020	2019	$	%
Revenue	$2,583	$4,741	$(2,158)	(46)%
Cost of revenue	2,363	4,440	(2,077)	(47)%
Gross profit	220	301	(81)	(27)%
Operating expenses:
Sales, marketing and operations	195	384	(189)	(49)%
General and administrative	153	114	39	34%
Technology and development	58	51	7	14%
Total operating expenses	406	549	(143)	(26)%
Net operating loss	(186)	(248)	62	(25)%
Derivative and warrant fair value adjustment	8	6	2	33%
Loss on extinguishment of debt	(11)	—	(11)	N/M
Interest expense	(68)	(110)	42	(38)%
Other income-net	4	13	(9)	(69)%
Loss before income taxes	(253)	(339)	86	(25)%
Income tax expense	—	—	—	N/M
Net loss	(253)	(339)	86	(25)%
Less net income attributable to noncontrolling interest	—	2	(2)	(100)%
Net loss attributable to Opendoor Technologies Inc.	$(253)	$(341)	$88	(26)%
N/M - Not meaningful.
Revenue
Revenue decreased by $2.2 billion, or 46%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease in revenue was primarily attributable to lower sales volumes, reflecting the decline in our inventory levels in response to the COVID-19 pandemic. See “— Business Impact of COVID-19”. We sold 9,913 homes during the year ended December 31, 2020, compared to 18,799 homes during the year ended December 31, 2019, representing a decrease of 47%, while the average resale home price increased 2.2% between periods.
Cost of revenue decreased by $2.1 billion, or 47%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease in cost of revenue was primarily attributable to lower sales volumes.
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
Operating Expenses
Sales, Marketing and Operations.  Sales, marketing and operations decreased by $189 million, or 49%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily attributable to a $42 million decrease in advertising expense, as we largely suspended paid marketing spend in the second quarter of 2020 in response to COVID-19 before gradually resuming spend in the second half of the year. In addition, property holding costs declined by

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
$39 million due to lower inventory volumes. Resale broker commissions and resale transaction costs declined by $60 million and $15 million, respectively, due to lower resale volumes. Personnel expenses decreased by $27 million due to headcount reductions, as a result of the April 2020 workforce reduction.
General and Administrative.  General and administrative increased by $39 million, or 34%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily attributable to $20 million of additional stock based compensation from the commencement of expense recognition of certain performance awards upon the consummation of the Business Combination in December 2020. In addition, the Company incurred $18 million of costs related to exiting certain non-cancelable leases with no future benefits to the Company.
Technology and Development.  Technology and development increased by $7 million, or 14%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The increase was primarily attributable to an $8 million increase in amortization of internally developed software.
Derivative and Warrant Fair Value Adjustment
Derivative and warrant fair value adjustment increased by $2 million, or 33% for the year ended December 31, 2020 compared to the year ended December 31, 2019. The adjustments recorded during the year ended December 31, 2020 were primarily attributable to a gain of $34 million due to a decrease in the fair value of the Sponsor Warrants between the time of the Business Combination and December 31, 2020. The gains were offset by a $23 million increase in the fair value of a derivative liability in extinguishment of the Company's 2019 Convertible Notes.
Loss on Extinguishment of Debt
Loss on extinguishment of debt increased from $0 to $11 million for the years ended December 31, 2019 and December 31, 2020, respectively. The loss on extinguishment of debt of $11 million resulted from the Company’s early termination of one of its mezzanine term debt facilities in December 2020.
Interest Expense
Interest expense decreased by $42 million, or 38%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily attributable to a 47% decrease in the average outstanding balance of our financing facilities due to the reduction in inventory levels as a result of our initial response to the COVID-19 pandemic. This decrease was partially offset by interest expenses related to the $178 million in convertible notes issued in the second half of 2019 and outstanding until September 2020.
Other Income — Net
Other income – net decreased by $9 million, or 69%, for the year ended December 31, 2020 compared to the year ended December 31, 2019. The decrease was primarily attributable to lower interest income from cash, cash equivalents and marketable securities.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities. As of December 31, 2021, we had cash and cash equivalents of $1.7 billion, restricted cash of $847 million, and marketable securities of $484 million. The Company had total outstanding balances on our asset-backed debt and other secured borrowings of $6.1 billion and aggregate principal outstanding from Convertible Senior Notes of $978 million. In addition, we had undrawn borrowing capacity of $4.7 billion under our non-recourse asset-backed debt facilities (as described further below), of which $2.8 billion was fully committed.
On February 9, 2021, we completed an underwritten public offering (the “February 2021 Offering”) in which we sold 32,817,421 shares of our common stock at a public offering price of $27.00 per share, including the exercise in full by the underwriters of their option to purchase up to 4,280,533 additional shares of common stock, which was completed on

February 11, 2021. We received aggregate net proceeds from the February 2021 Offering of approximately $859 million after deducting underwriting discounts and commissions and offering expenses payable by us.
In August 2021, we issued 0.25% convertible senior notes due in 2026 (the “2026 Notes”) with an aggregate principal amount of $978 million, which resulted in net proceeds after underwriting fees and other transactions costs of $953 million. In connection with the issuance of the 2026 Notes, the Company purchased capped calls from certain financial institutions at a cost of $119 million.
We have incurred losses from inception through December 31, 2021 and expect to incur additional losses for the foreseeable future. Our ability to service our debt, fund working capital, business operations and capital expenditures will depend on our ability to generate cash from operating activities, which is subject to our future operating success, and obtain inventory acquisition financing on reasonable terms, which is subject to factors beyond our control, including general economic, political and financial market conditions.
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
Debt and Financing Arrangements
Our financing activities include: short-term borrowings under our asset-backed senior revolving credit facilities and our mortgage repurchase financing; the issuance of long-term asset-backed senior term debt, asset-backed mezzanine term debt, and convertible debt; and new issuances of equity. Historically, we have required access to external financing resources in order to fund growth, expansion into new markets and strategic initiatives and we expect this to continue in the future. Our access to capital markets can be impacted by factors outside our control, including economic conditions.
We primarily use non-recourse asset-backed debt, consisting of asset-backed senior debt facilities and asset-backed mezzanine term debt facilities, to provide financing for our real estate inventory purchases and renovations. Our business is capital intensive and maintaining adequate liquidity and capital resources is needed as we continue to scale and accumulate additional inventory. While there can be no assurance that these trends will continue, we have observed increased availability and engagement for this lending product across a variety of financial institutions and we have seen improved terms and an increase in our borrowing capacity in recent years. We actively manage our relationships with multiple financial institutions and seek to optimize duration, flexibility, efficiency and cost of funds.
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
Our asset-backed senior debt facilities generally provide for advance rates of 80% to 90% against our cost basis in the underlying properties upon acquisition and our mezzanine term facilities will finance up to 100% of our cost basis in the underlying properties upon acquisition. The maximum initial advance rates for a given financed property vary by facility and generally decrease on a fixed timeline that varies by facility based on the length of time the property has been financed and any other facility-specific adjustments.

The following table summarizes certain details related to our non-recourse asset-backed debt and other secured borrowings as of December 31, 2021 (in millions, except interest rates):

		Outstanding Amount
December 31, 2021	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,250	$759	$—	2.84%	September 23, 2022	December 23, 2022
Revolving Facility 2018-3	750	673	—	2.39%	May 26, 2024	May 26, 2024
Revolving Facility 2019-1	900	648	—	2.84%	June 30, 2023	June 30, 2023
Revolving Facility 2019-2	1,850	1,149	—	2.52%	July 8, 2023	July 8, 2024
Revolving Facility 2019-3	925	886	—	3.25%	August 22, 2022	August 21, 2023
Revolving Facility 2021-1	125	125	—	2.15%	October 31, 2022	October 31, 2022
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	400	—	400	3.48%	April 1, 2024	April 1, 2025
Term Debt Facility 2021-S2	600	—	500	3.20%	September 10, 2024	September 10, 2025
Term Debt Facility 2021-S3	1,000	—	—	3.75%	5 Years from Initial Draw Date	5 Years, 6 Months from Initial Draw Date
Total	$7,800	$4,240	$900
Issuance Costs			(3)
Carrying Value			$897

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	$3,000	$—	$1,000	10.00%	April 1, 2025	April 1, 2026
Total	$3,000	$—	$1,000
Issuance Costs			(35)
Carrying Value			$965

Total Non-Recourse Asset-backed Debt	$10,800	$4,240	$1,862

Recourse Debt - Other Secured Borrowings:
Mortgage Financing
Repo Facility 2019-R1	$100	$7	$—	1.84%	May 26, 2022	May 26, 2022
Total Recourse Debt	$100	$7	$—
Asset-backed Senior Revolving Credit Facilities
We classify the senior revolving credit facilities as current liabilities on our consolidated balance sheets. In some cases, the borrowing capacity amounts under the asset-backed senior revolving credit facilities as reflected in the table are not fully committed and any borrowings above those amounts are subject to the applicable lender’s discretion. As of December 31, 2021, we had fully committed borrowing capacity with respect to asset-backed senior revolving credit facilities of $3.9 billion.
The revolving period end dates and final maturity dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. Certain of our asset-backed senior revolving credit facilities also have additional extension options that are subject to lender approval that are not reflected in the table above.
Asset-backed Senior Term Debt Facilities
We classify our senior term debt facilities as non-current liabilities in our consolidated balance sheets. The carrying value of the non-current liabilities is reduced by issuance costs of $3 million. In some cases, the borrowing capacity amounts under the asset-backed senior term debt facilities as reflected in the table are not fully committed and any borrowings above those amounts are subject to the applicable lender’s discretion. As of December 31, 2021, we had fully committed borrowing capacity with respect to asset-backed senior term debt facilities of $1.7 billion.
The withdrawal period end dates and final maturity dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. Certain of our asset-backed senior term debt facilities also have additional extension options that are subject to lender approval that are not reflected in the table above.
Asset-backed Mezzanine Term Debt Facilities
In addition to the asset-backed senior revolving credit facilities and asset-backed senior term debt facilities, we have issued asset-backed mezzanine term debt facilities which are subordinated to the related senior facilities. As of December 31, 2021, we had fully committed borrowing capacity with respect to asset-backed mezzanine term debt facilities of $2.3 billion. Any borrowings above those amounts are not fully committed and subject to the applicable lender’s discretion.
Mortgage Financing
We primarily use debt financing to fund our mortgage loan originations. In 2019 we entered into a master repurchase agreement to finance substantially all of the mortgage loans that we originate. Once our mortgage business sells a loan in the secondary mortgage market, we use the sale proceeds to reduce the outstanding balance under the repurchase facility.
Convertible Senior Notes
In August 2021, we issued the 2026 Notes with an aggregate principal amount of $978 million. The table below summarizes certain details related to our 2026 Notes (in millions):

December 31, 2021	Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2026 Notes	$978	$(24)	$954
See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7. Credit Facilities and Long-Term Debt” for additional information regarding our debt and financing arrangements.
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
(in millions)	2021	2020	2019
Net cash (used in) provided by operating activities	$(5,794)	$682	$(272)
Net cash used in investing activities	$(476)	$(22)	$(95)
Net cash provided by financing activities	$7,342	$161	$646
Net increase in cash, cash equivalents, and restricted cash	$1,072	$821	$279
Net Cash (Used in) Provided by Operating Activities
Net cash (used in) provided by operating activities was $(5.8) billion, $682 million and $(272) million for the years ended December 31, 2021, 2020 and 2019, respectively. For the year ended December 31, 2021, cash used in operating activities was primarily driven by a $5.7 billion increase in real estate inventory and an $83 million increase in escrow receivables correlated to the increase in revenue during the year. For the year ended December 31, 2020, cash provided by operating activities was primarily driven by an $834 million reduction in real estate inventory offset by our net loss net of non-cash items of $149 million. For the year ended December 31, 2019, cash used in operating activities reflected primarily our net loss net of non-cash items of $258 million and our change in operating working capital of ($11) million.

Net Cash Used in Investing Activities
Net cash used in investing activities was $476 million, $22 million and $95 million for the years ended December 31, 2021, 2020 and 2019, respectively. For the year ended December 31, 2021, cash used in investing activities primarily consisted of $394 million in investments in marketable securities, $33 million for the acquisitions of Pro.com and RedDoor, net of cash acquired, the $15 million purchase of strategic investments in certain privately held companies and $33 million in capital expenditures, including internally developed software. For the year ended December 31, 2020, cash used in investing activities primarily consisted of capital expenditures, including internally developed software. For the year ended December 31, 2019, cash used in investing activities primarily reflected the purchase, net of sales, of marketable securities in the amount of $34 million. In addition, we acquired OSN for $33 million and spent $28 million on capital expenditures, including internally developed software, computers and leasehold improvements.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $7.3 billion, $161 million and $646 million for the years ended December 31, 2021, 2020 and 2019, respectively. For the year ended December 31, 2021, cash provided by financing activities was primarily attributable to $5.7 billion net proceeds from asset-backed debt and $886 million in proceeds from the February 2021 Offering, net of $29 million of issuance costs. In addition, we received $978 million in proceeds from the issuance of the 2026 Notes, net of $25 million of issuance costs and offset by $119 million purchase of the Capped Calls related to the 2026 Notes. For the year ended December 31, 2020, cash provided by financing activities was primarily attributable to proceeds from the Business Combination and PIPE Investment in the amount of $1.0 billion, partially offset by the repayment of $816 million of our asset-backed debt and other secured borrowings. For the year ended December 31, 2019, cash provided by financing activities was driven by proceeds from the issuance of preferred stock and convertible notes, as well as net proceeds from the senior revolving credit facilities and mezzanine term debt facilities to acquire new inventory.
Contractual Obligations and Commitments
Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. Below is a table that shows our contractual obligations as of December 31, 2021:

	Payment Due by Year
(in millions)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Senior revolving credit facilities(1)	$4,269	$4,269	$—	$—	$—
Senior and mezzanine term debt facilities(2)	2,430	130	260	2,040	—
Convertible senior notes(3)	990	2	5	983	—
Mortgage financing(4)	7	7	—	—	—
Operating leases(5)	67	8	17	15	27
Purchase commitments(6)	1,929	1,929	—	—	—
Total	9,692	6,345	282	3,038	27
________________
(1)Represents the principal amounts outstanding as of December 31, 2021. Includes estimated interest payments, calculated using the variable rate in existence at period end over an assumed holding period of 90 days. Borrowings under the senior revolving credit facilities are payable as the related inventory is sold. The payment is expected to be within one year of December 31, 2021.
(2)Represents the principal amounts outstanding as of December 31, 2021 and interest payments assuming the principal balances remain outstanding until maturity. The final maturity dates of the senior and mezzanine term debt facilities vary, as discussed above.
(3)Represents the principal amounts outstanding as of December 31, 2021 and interest payments assuming the principal balances remain outstanding until maturity.
(4)Represents the principal amounts outstanding as of December 31, 2021. The facility provides short-term financing between the origination of a mortgage loan and when Opendoor Home Loans sells the loan to an investor. Included estimated interest payments, calculated using the variable rate in existence at period end over the Company’s average holding period for mortgage loans.
(5)Represents future payments for long-term operating leases that have commenced as of December 31, 2021.
(6)As of December 31, 2021, we were under contract to purchase 5,411 homes for an aggregate purchase price of $1.9 billion.
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
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated financial statements. Based on this definition, we have identified the critical accounting policies and estimates addressed below. In addition, we have other key accounting policies and estimates that are described in “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Description of Business and Accounting Policies”.
Real Estate Inventory
Real estate inventory carrying value is equal to the lower of cost or net realizable value and each home constitutes the unit of account. Real estate inventory cost includes but is not limited to the property purchase price, acquisition costs and direct costs to renovate or repair the home, less inventory valuation adjustments, if any. The property purchase price is net of our service fee and represents the cash proceeds paid to the home seller. Real estate inventory is reviewed for valuation adjustments on a quarterly basis. If the carrying amount for a given home is not expected to be recovered, an inventory valuation adjustment is recorded to cost of revenue and the home’s carrying value is adjusted to its net realizable value. For homes under contract, the net realizable value is the contract price less expected selling costs and any expected concessions. For all other homes, the net realizable value is our internal projection price less expected selling costs. Changes in our pricing assumptions may lead to a change in the outcome of our inventory valuation adjustment, and actual results may also differ from our assumptions.
Stock-Based Compensation
Our stock-based awards include stock options, restricted stock units (“RSUs”), and shares of restricted stock (“Restricted Shares”).
We recognize the cost of stock option awards granted to employees and directors based on the estimated grant-date fair value of the awards. Cost is recognized on a straight-line basis over the service period, which is generally the vesting period of the award. We elected to recognize the effect of forfeitures in the period that they occur. We determine the fair value of stock options using the Black-Scholes-Merton option pricing model, which is impacted by the following assumptions:
•Expected Term.   We use the simplified method when calculating the expected term due to insufficient historical exercise data. Management elected to use the simplified method instead of historical experience due to a lack of relevant historical data resulting from changes in option vesting schedules and changes in the pool of employees receiving option grants.
•Expected Volatility.   As our shares were not actively traded on Nasdaq until December 2020, the volatility used for stock options granted prior to the Company becoming listed is based on a benchmark of comparable companies within the automotive sales industry and certain real estate technology companies. For stock options granted after the Company became listed, we use the implied volatility from traded Opendoor call options.
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
The grant date fair value calculated using the methodology discussed above is also utilized with respect to RSUs with performance and service conditions to vest and restricted shares. For RSUs with a performance condition based on a liquidity event, as well as a service condition to vest, no compensation expense is recognized until the performance condition has been satisfied. Subsequent to the liquidity event, compensation expense is recognized to the extent the requisite service period has been completed and compensation expense thereafter is recognized on an accelerated attribution method. Under the accelerated attribution method, compensation expense is recognized over the remaining requisite service period for each service condition tranche as though each tranche is, in substance, a separate award. In February 2021, the Company completed an underwritten public offering, which met the liquidity event vesting condition and triggered the recognition of compensation expense for RSUs for which the time-based vesting condition had been satisfied or partially satisfied. For further information on the February 2021 underwritten public offering, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 13. Shareholders’ Equity”.
We determined the grant date fair value of RSUs with market-based vesting conditions by using Monte Carlo simulations. The assumptions for stock price volatility, contractual term, dividend yield, and stock price used in the Monte Carlo simulations are determined using the same methodology as described above. The exception is that with respect to the stock price volatility used for the Monte Carlo simulations, the Company took into consideration the capital structure of each comparable company comprising the benchmark to isolate each comparable company’s equity volatility without the effect of leverage and then re-levered using our capital structure. If we consider the performance conditions probable to be satisfied, we recognize the cost of these RSUs by treating each market-based condition as an unit of account and recognizing the cost over the requisite service period with respect to each unit. We determine the requisite service period by comparing the derived service period to achieve the market-based condition and the explicit service-based period, if any, using the longer of the two service periods as the requisite service period.
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
Public and Sponsor Warrants
On April 30, 2020, SCH consummated its initial public offering (the “IPO”) of 41,400,000 units, consisting of one share of Class A common stock and one third of one warrant exercisable for Class A common stock, at a price of $10.00 per unit. Each whole warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share

(the “Public Warrants”). Simultaneously with the closing of the IPO, SCH completed the private placement of 6,133,333 warrants to SCH’s sponsor at a price of $1.50 per warrant (the “Sponsor Warrants”). Each Sponsor Warrant allowed the sponsor to purchase one share of Class A common stock at $11.50 per share.
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
We evaluated the Public and Sponsor Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity, and concluded that the Sponsor Warrants did not meet the criteria to be classified in shareholders’ equity. Specifically the exercise and settlement features for the Sponsor Warrants precluded them from being considered indexed to the Company’s own stock given that a change in the holder of the Sponsor Warrants may alter the settlement of the Sponsor Warrants. Since the holder of the instrument is not an input to a standard option pricing model, a consideration with respect to the indexation guidance, a change in the holder for the Sponsor Warrants impacting their value means the Sponsor Warrants are not indexed to the Company’s own stock. Since the Sponsor Warrants meet the definition of a derivative under ASC 815, we recorded these warrants as liabilities on the balance sheet at fair value upon the consummation of the Business Combination, with subsequent changes in their respective fair values recognized in the consolidated statement of operations at each reporting period. The Company concluded that the Public Warrants, which did not have the same exercise and settlement features as the Sponsor Warrants, meet the criteria to be classified in shareholders' equity.
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
Interest Rate Risk
We are subject to market risk by way of changes in interest rates on borrowings under our inventory financing facilities and mortgage financing repurchase agreement. As of December 31, 2021 and December 31, 2020 we had outstanding borrowings of $4.2 billion and $346 million, respectively, which bear interest at a floating rate based on a London Interbank Offered Rate (“LIBOR”) reference rate plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. Many of our floating rate debt facilities also have LIBOR floors. Assuming no change in the outstanding borrowings on our credit facilities, we estimate that a one percentage point increase in LIBOR would increase our interest expense by approximately $37 million and $4 million for the years ended December 31, 2021 and 2020, respectively.
Some tenors of LIBOR were discontinued on December 31, 2021. Although we expect that the capital and debt markets will cease to use LIBOR as a benchmark in the near future and the administrator of LIBOR has announced its intention to extend the publication of most tenors of LIBOR for U.S. dollars through June 30, 2023, we cannot predict whether or when LIBOR will actually cease to be available. It is not possible to predict the effect of any changes in the methods by which LIBOR is determined or any other reforms to LIBOR that may be enacted in the United States or elsewhere. Such developments may cause LIBOR to perform differently than in the past, including sudden or prolonged increases or decreases in LIBOR, or cease to exist, resulting in the application of a successor base rate under our senior revolving credit facilities, which in turn could have unpredictable effects on our interest payment obligations under our senior revolving credit facilities.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Opendoor Technologies Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, changes in temporary equity and shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Sponsor Warrants – Refer to Notes 1, 8, 13, and 15 to the financial statements
Critical Audit Matter Description
As described in Notes 1, 8, 13, and 15 to the financial statements, the Company recorded Sponsor Warrants as liabilities on the balance sheet at fair value. Subsequent changes in the fair value of the warrants are recognized in the consolidated statement of operations at each reporting period. The Company recognized $12 million of expense related to the fair value adjustment of the Sponsor Warrants for the year ended December 31, 2021. As the Company completed the redemption of all of its outstanding Sponsor Warrants on July 9, 2021, there is no remaining balance related to the Sponsor Warrants as of December 31, 2021.
We identified the assessment of the accounting and classification of the Sponsor Warrants as a critical audit matter due to the complexity in assessing the exercise and settlement features unique to the Sponsor Warrants. Auditing these elements required a significant degree of auditor judgment and increased audit effort, including specialized skills and knowledge, due to the complexity of the application of the accounting guidance to the warrant features to determine the appropriate accounting and classification of the Sponsor Warrants.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Sponsor Warrants included the following, among others:
•We tested the effectiveness of controls over management’s accounting for the Sponsor Warrants, including those over the completeness and accuracy of the technical accounting analysis for significant and unusual transactions.
•We evaluated the Company’s analysis of the accounting for the Sponsor Warrants, including the completeness and accuracy of the information used in the analysis and the judgments made by management by utilizing the assistance of professionals in our firm with specialized skill and knowledge. We consulted on management’s conclusion regarding the accounting for the Sponsor Warrants, including the classification of the Sponsor Warrants as liabilities and the treatment of subsequent changes in the fair value of the Sponsor Warrants.
•We evaluated the financial statement presentation and disclosures regarding the accounting conclusions reached, including the classification of the Sponsor Warrants.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 24, 2022
We have served as the Company’s auditor since 2015.

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

		December 31,
		2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$1,731	$1,413
Restricted cash		847	93
Marketable securities		484	48
Escrow receivable		84	1
Mortgage loans held for sale pledged under agreements to repurchase		7	8
Real estate inventory, net		6,096	466
Other current assets ($4 and $— carried at fair value)		91	24
Total current assets		9,340	2,053
PROPERTY AND EQUIPMENT – Net		45	29
RIGHT OF USE ASSETS		42	50
GOODWILL		60	31
INTANGIBLES – Net		12	9
OTHER ASSETS ($5 and $— carried at fair value)		7	4
TOTAL ASSETS	(1)	$9,506	$2,176
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities		$137	$25
Non-recourse asset-backed debt - current portion		4,240	339
Other secured borrowings		7	7
Interest payable		12	1
Lease liabilities – current portion		4	21
Total current liabilities		4,400	393
NON-RECOURSE ASSET-BACKED DEBT – Net of current portion		1,862	136
CONVERTIBLE SENIOR NOTES		954	—
WARRANT LIABILITIES		—	47
LEASE LIABILITIES – Net of current portion		42	47
Total liabilities	(2)	7,258	623
COMMITMENTS AND CONTINGENCIES (See Note 19)
SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 3,000,000,000 shares authorized; 616,026,565 and 540,714,692 shares issued, respectively; 616,026,565 and 540,714,692 shares outstanding, respectively		—	—
Additional paid-in capital		3,955	2,596
Accumulated deficit		(1,705)	(1,043)
Accumulated other comprehensive (loss) income		(2)	—
Total shareholders’ equity		2,248	1,553
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$9,506	$2,176
________________
(1)The Company’s consolidated assets at December 31, 2021 and 2020 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Cash and cash equivalents, $9 and $16; Restricted cash, $838 and $81; Real estate inventory, net, $6,046 and $461; Escrow receivable, $78 and $1; Other current assets, $35 and $6; and Total assets of $7,006 and $565, respectively.
(2)The Company’s consolidated liabilities at December 31, 2021 and 2020 include the following liabilities for which the VIE creditors do not have recourse to Opendoor: Accounts payable and other accrued liabilities, $59 and $2; Interest payable, $11 and $1; Current portion of non-recourse asset-backed debt, $4,240 and $339; Non-recourse asset-backed debt, net of current portion, $1,862 and $136; and Total liabilities, $6,172 and $478, respectively.
See accompanying notes to consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are presented in thousands, and per share amounts)

	Year Ended December 31,
	2021	2020	2019
REVENUE	$8,021	$2,583	$4,741
COST OF REVENUE	7,291	2,363	4,440
GROSS PROFIT	730	220	301
OPERATING EXPENSES:
Sales, marketing and operations	544	195	384
General and administrative	620	153	114
Technology and development	134	58	51
Total operating expenses	1,298	406	549
LOSS FROM OPERATIONS	(568)	(186)	(248)
DERIVATIVE AND WARRANT FAIR VALUE ADJUSTMENT	12	8	6
LOSS ON EXTINGUISHMENT OF DEBT	—	(11)	—
INTEREST EXPENSE	(143)	(68)	(110)
OTHER INCOME – Net	38	4	13
LOSS BEFORE INCOME TAXES	(661)	(253)	(339)
INCOME TAX EXPENSE	(1)	—	—
NET LOSS	(662)	(253)	(339)
LESS NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	2
NET LOSS ATTRIBUTABLE TO OPENDOOR TECHNOLOGIES INC.	$(662)	$(253)	$(341)
Net loss per share attributable to common shareholders:
Basic	$(1.12)	$(2.31)	$(4.26)
Diluted	$(1.12)	$(2.31)	$(4.37)
Weighted-average shares outstanding:
Basic	592,574	109,301	79,977
Diluted	592,574	109,301	79,977
See accompanying notes to consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Year Ended December 31,
	2021	2020	2019
NET LOSS	$(662)	$(253)	$(339)
OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized gains on marketable securities	(2)	—	—
COMPREHENSIVE LOSS	(664)	(253)	(339)
LESS COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	—	2
COMPREHENSIVE LOSS ATTRIBUTABLE TO OPENDOOR TECHNOLOGIES INC.	$(664)	$(253)	$(341)
See accompanying notes to consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY
EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
(In millions, except number of shares)

	Temporary Equity										Shareholders’ Equity (Deficit)
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling interests	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE-December 31, 2018	40,089,513	$10	23,840,816	$20	29,070,700	$81	54,865,494	$223	123,623,684	$731	77,863,856	$—	$31	$(446)	$—	$1	$(414)
Issuance of Series E-2 preferred stock	—	—	—	—	—	—	—	—	34,328,839	282	—	—	—	—	—	—	—
Issuance of Series D preferred stock	—	—	—	—	—	—	8,605,390	35	—	—	—	—	7	—	—	—	7
Issuance of common stock in stock in connection with acquisition	—	—	—	—	—	—	—	—	—	—	1,550,059	—	7	—	—	—	7
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	2,106,144	—	1	—	—	—	1
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	3,037,155	—	4	—	—	—	4
Repurchase of common stock	—	—	—	—	—	—	—	—	—	—	(808,771)	—	(1)	(3)	—	—	(4)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	13	—	—	—	13
Purchase of non- controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	(5)	—	—	—	(5)
Capital distribution of non-controlling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3)	(3)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(341)	—	2	(339)
BALANCE–December 31, 2019	40,089,513	$10	23,840,816	$20	29,070,700	$81	63,470,884	$258	157,952,523	$1,013	83,748,443	$—	$57	$(790)	$—	$—	$(733)
Issuance of Series D preferred stock	—	—	—	—	—	—	485,262	2	—	—	—	—	3	—	—	—	3
Issuance of Series E preferred stock	—	—	—	—	—	—	—	—	364,070	2	—	—	1	—	—	—	1
Issuance of issuer stock rights in extinguishment of the 2019 Convertible Notes	—	—	—	—	—	—	—	—	—	—	—	—	213	—	—	—	213
Issuance of common stock in exchange for issuer stock rights	—	—	—	—	—	—	—	—	—	—	21,460,401	—	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	1,389,585	—	1	—	—	—	1
Vesting of restricted stock	—	—	—	—	—	—	—	—	—	—	1,461,844	—	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	5,638,019	—	8	—	—	—	8
Conversion of preferred stock to common stock	(40,089,513)	(10)	(23,840,816)	(20)	(29,070,700)	(81)	(63,956,146)	(260)	(158,316,593)	(1,015)	315,273,768	—	1,386	—	—	—	1,386
Issuance of common stock in connection with Business Combination and PIPE offering	—	—	—	—	—	—	—	—	—	—	111,742,632	—	889	—	—	—	889
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	38	—	—	—	38
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(253)	—	—	(253)
BALANCE–December 31, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	540,714,692	$—	$2,596	$(1,043)	$—	$—	$1,553

OPENDOOR TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY
EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
(In millions, except number of shares)

	Shareholders’ Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Non- controlling interests	Total Shareholders’ Equity (Deficit)
	Shares	Amount
BALANCE–December 31, 2020	540,714,692	$—	$2,596	$(1,043)	$—	$—	$1,553
Issuance of common stock in connection with the February 2021 Offering	32,817,421	—	857	—	—	—	857
Vesting of restricted stock	1,370,447	—	—	—	—	—	—
Vesting of restricted stock units	24,004,565	—	—	—	—	—	—
Common stock issued upon exercise of warrants	8,200,151	—	58	—	—	—	58
Exercise of stock options	8,919,289	—	15	—	—	—	15
Purchases of Capped Calls related to the 2026 Notes	—	—	(119)	—	—	—	(119)
Stock-based compensation	—	—	548	—	—	—	548
Other comprehensive loss	—	—	—	—	(2)	—	(2)
Net loss	—	—	—	(662)	—	—	(662)
BALANCE–December 31, 2021	616,026,565	$—	$3,955	$(1,705)	$(2)	$—	$2,248

See accompanying notes to consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(662)	$(253)	$(339)
Adjustments to reconcile net loss to cash, cash equivalents, and restricted cash (used in) provided by operating activities:
Depreciation and amortization	47	39	27
Amortization of right of use asset	8	24	12
Stock-based compensation	536	38	13
Warrant fair value adjustment	(12)	(31)	(6)
Gain on settlement of lease liabilities	(5)	—	—
Inventory valuation adjustment	56	8	32
Changes in fair value of derivative instruments	—	23	1
Changes in fair value of equity securities	(35)	—	—
Payment-in-kind interest	—	4	2
Net fair value adjustments and gain (loss) on sale of mortgage loans held for sale	(4)	(3)	—
Origination of mortgage loans held for sale	(196)	(128)	(23)
Proceeds from sale and principal collections of mortgage loans held for sale	197	126	22
Changes in operating assets and liabilities:
Escrow receivable	(83)	12	(3)
Real estate inventories	(5,656)	834	17
Other assets	(52)	3	(8)
Accounts payable and other accrued liabilities	76	(4)	(5)
Interest payable	4	(3)	—
Lease liabilities	(13)	(7)	(14)
Net cash (used in) provided by operating activities	(5,794)	682	(272)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(33)	(17)	(28)
Purchase of intangible assets	(1)	—	—
Purchase of marketable securities	(486)	(175)	(79)
Proceeds from sales, maturities, redemptions and paydowns of marketable securities	92	170	45
Purchase of non-marketable equity securities	(15)	—	—
Acquisitions, net of cash acquired	(33)	—	(33)
Net cash used in investing activities	(476)	(22)	(95)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series D preferred stock	—	—	35
Proceeds from issuance of Series E preferred stock	—	2	—
Proceeds from issuance of Series E-2 preferred stock	—	—	283
Proceeds from issuance of convertible senior notes, net of issuance costs	953	—	178
Purchase of capped calls related to convertible senior notes	(119)	—	—
Proceeds from exercise of stock options	15	8	3
Proceeds from warrant exercise	22	—	—
Proceeds from Business Combination and PIPE offering	—	1,014	—
Proceeds from February 2021 Offering	886	—	—
Issuance cost of common stock	(29)	(43)	—
Capital distributions of non-controlling interest	—	—	(3)
Proceeds from non-recourse asset-backed debt	11,499	1,309	3,641
Principal payments on non-recourse asset-backed debt	(5,838)	(2,130)	(3,475)
Proceeds from other secured borrowings	192	125	23
Principal payment on other secured borrowings	(192)	(121)	(21)
Payment of loan origination fees and debt issuance costs	(47)	(3)	(15)
Repurchase of common stock at fair value	—	—	(3)
Net cash provided by financing activities	7,342	161	646
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,072	821	279
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – Beginning of year	1,506	685	406
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of year	$2,578	$1,506	$685

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid during the period for interest	$122	$57	$86
DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Conversion of preferred stock to common stock	$—	$1,386	$—
Issuance of issuer stock rights in extinguishment of the 2019 Convertible Notes	$—	$213	$—
Noncash financing, issuance of common stock for acquisition	$—	$—	$7
Recognition of warrant liability	$—	$81	$—
Issuance of common stock in extinguishment of warrant liabilities	$(35)	$—	$—
RECONCILIATION TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$1,731	$1,413	$405
Restricted cash	847	93	280
Cash, cash equivalents, and restricted cash	$2,578	$1,506	$685
See accompanying notes to consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)

1.DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES
Description of Business
Opendoor Technologies Inc. (the “Company” and “Opendoor”) including its consolidated subsidiaries and certain variable interest entities (“VIEs”), is a leading digital platform for residential real estate. By leveraging software, data science, product design and operations, Opendoor has rebuilt the service model for real estate and have made buying and selling possible on a mobile device. The Company was incorporated in Delaware on December 30, 2013.
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
The Company took into consideration the guidance in the Staff Statement and Accounting Standards Codification 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity ("ASC 815-40") and evaluated the Public and Sponsor Warrants (each as defined herein and collectively the "Warrants"). The Warrants were issued in a private placement simultaneously with the closing of the initial public offering of Social Capital Hedosophia Holdings Corp. II (“SCH”), assumed by the Company through the Business Combination (as defined herein) on December 18, 2020, and classified in shareholders' equity as of and for the year ended December 31, 2020. While the Company concluded the Public Warrants meet the criteria to continue to be classified in shareholders' equity, the Company concluded the Sponsor Warrants do not meet the scope exception from derivative accounting prescribed by ASC 815-40 and should therefore be recorded as a liability on the Company’s consolidated balance sheet at fair value as of the closing of the Business Combination, with subsequent changes in their fair value recognized in the Company’s consolidated statement of operations at each reporting date. The accounting for the Sponsor Warrants does not impact the Company’s financial statements in any reporting periods prior to the Business Combination, as the Company assumed the Warrants through the Business Combination which was accounted for as a reverse recapitalization.
The fair value of the Sponsor Warrants as of the Closing Date on December 18, 2020 and December 31, 2020 amounted to $81 million and $47 million, respectively. The change in fair value from the Closing Date through December 31, 2020 amounted to a gain of $34 million. The impact of the misstatement as of December 31, 2020 resulted in an understatement of the warrant liability of $47 million, and an overstatement of accumulated deficit and additional paid-in capital of $34 million and $81 million respectively.
The Company evaluated the impact of error related to the accounting treatment of Sponsor Warrants with respect to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and determined, based on consideration of quantitative and qualitative factors, that the error had an immaterial impact, individually and in aggregate. The Company corrected its accounting for Sponsor Warrants in this Annual Report on Form 10-K for the year ended December 31, 2021.
The following table provides the impact of the correction on the Company's consolidated balance sheet as of December 31, 2020, as presented herein (in millions):

	December 31, 2020
	Previously Stated	Adjustments	As Corrected
WARRANT LIABILITIES	$—	47	$47
Total liabilities	$576	47	$623
Additional paid-in capital	$2,677	(81)	$2,596
Accumulated deficit	(1,077)	34	(1,043)
Total shareholders' equity	$1,600	(47)	$1,553

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
The following table provides the impact of the correction on the Company's consolidated statement of operations for the year ended December 31, 2020 (in millions):

	Year Ended December 31, 2020
	Previously Stated	Adjustments	As Corrected
DERIVATIVE AND WARRANT FAIR VALUE ADJUSTMENT	$(26)	34	$8
LOSS BEFORE INCOME TAXES	$(287)	34	$(253)
NET LOSS	$(287)	34	$(253)
Net loss per share attributable to common shareholders:
Basic	$(2.62)	$0.31	$(2.31)
Diluted	$(2.62)	$0.31	$(2.31)
Other than the changes made to reflect the impact of the recognition of the fair value of the Sponsor Warrants liability at the Closing Date to additional paid-in capital and the subsequent remeasurement of the fair value of the warrant liability at December 31, 2020 to accumulated deficit, there have been no changes to the Company's consolidated statement of temporary equity and shareholders’ equity (deficit) (in millions).

	Year Ended December 31, 2020
	Previously Stated	Adjustments	As Corrected
Additional paid-in capital	$2,677	(81)	$2,596
Accumulated deficit	(1,077)	34	(1,043)
Total shareholders' equity	$1,600	(47)	$1,553
The following table provides the impact of the correction on the Company's consolidated statement of cash flows for the year ended December 31, 2020 (in millions):

	Year Ended December 31, 2020
	Previously Stated	Adjustments	As Corrected
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(287)	34	$(253)
Adjustments to reconcile net loss to cash, cash equivalents, and restricted cash provided by (used in) operating activities:
Warrant fair value adjustment	$3	(34)	$(31)
DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Recognition of warrant liability	$—	81	$81
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared pursuant to generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements as of December 31, 2021 and 2020 and for the years ended December 31, 2021, 2020 and 2019 include the accounts of Opendoor, its wholly owned subsidiaries and VIEs where the Company is the primary beneficiary. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements herein. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ materially from such estimates. Significant estimates, assumptions and judgments made by management include, among others,

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
the determination of the fair value of common stock, share-based awards, warrants, derivatives, and inventory valuation adjustment. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent that there are material differences between these estimates and actual results, the Company’s financial statements will be affected. The COVID-19 pandemic introduced significant additional uncertainties with respect to estimates, judgments and assumptions, which may materially impact these estimates.
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
Similarly, the Company’s credit risk on mortgage loans held for sale is mitigated due to having a large number of customers. Further, the Company’s credit risk on mortgage loans held for sale is mitigated by the fact that the Company typically sells mortgages on the secondary market within a relatively short period of time after which the Company’s exposure is limited to borrower defaults within the initial few months of the mortgage.
Segment Reporting
For the years ended December 31, 2021, 2020, and 2019, the Company was managed as a single operating segment on a consolidated basis. Furthermore, the Company determined that the Co-Founder and Chief Executive Officer is the Chief Operating Decision Maker as he is responsible for making decisions regarding the allocation of resources and assessing performance, as well as for strategic operational decisions and managing the organization at a consolidated level.
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
Restricted Cash
Restricted cash consists primarily of funds held in operating, collection, disbursement and reserve accounts related to the Company’s credit facilities and entities established for such credit facilities. The use of the restricted cash balance related to the Company’s credit facilities are constrained by contract to purchasing real estate inventory and certain related activities. In

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
addition, the Company is required to maintain letters of credit and a time deposit account for certain of the Company’s office leases. See “Note 7 — Credit Facilities and Long-Term Debt” for further discussion.
Marketable Securities
The Company’s investments in marketable securities consist of debt securities classified as available-for-sale as well as marketable equity securities. The Company’s available-for-sale debt securities are measured at fair value with unrealized gains and losses included in Accumulated other comprehensive income (loss) in shareholders’ equity and realized gains and losses included in Other income. None of the Company’s investments in marketable securities were impaired for the years ended December 31, 2021, 2020 and 2019. The Company’s marketable equity securities are measured at fair value with changes in fair value recognized in Other income. See “Note 4 — Cash, Cash Equivalents, and Marketable Securities” for further discussion.
Real Estate Inventory
Real estate inventory is carried at the lower of cost or net realizable value and the Company applies the specific identification method whereby each property constitutes the unit of account. Real estate inventory cost includes but is not limited to the property purchase price, acquisition costs and direct costs to renovate or repair the home, less inventory valuation adjustments, if any. Work-in-progress inventory includes homes undergoing updates and finished goods inventory includes homes ready for resale. Real estate inventory is reviewed for valuation adjustments at least quarterly. If the carrying amount or basis is not expected to be recovered, an inventory valuation adjustment is recorded to cost of revenue and the related assets are adjusted to their net realizable value.
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
Convertible Senior Notes
The 0.25% convertible senior notes due in 2026 (the "2026 Notes") issued by the Company in August 2021 are accounted for wholly as debt. The 2026 Notes have an initial carrying value equal to the net proceeds from issuance. Issuance costs associated with the 2026 Notes are amortized over the term using the effective interest method. Conversions are settled through payment of cash or a combination of cash and stock, at the Company's option. Upon conversion, the carrying amount of the 2026 Notes, including any unamortized debt issuance costs, is reduced by cash paid, with any difference being reflected as a change in equity. There will not be any gains or losses recognized upon a conversion.
Capped Calls
The Company purchased certain capped calls in connection with the issuance of the 2026 Notes which it expects to reduce potential dilution from conversions of the 2026 Notes. The capped calls were determined to be freestanding financial instruments that meet the criteria for classification in equity; as such, the capped calls were recorded as a reduction of Additional paid-in capital within shareholders' equity and will not be subsequently remeasured.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
Derivative Instruments
The Company’s derivative instruments are comprised of interest rate caps, interest rate lock commitments (“IRLCs”), and embedded conversion options related to the convertible notes issued in 2019 (the “2019 Convertible Notes”). The Company’s derivative instruments are freestanding in nature and some are utilized as economic hedges. These derivative instruments are recorded at fair value with changes recognized as a gain or loss to operations. Beginning in 2021, the Company changed the fair value classification of IRLCs from Level 2 to Level 3 as the Company began to adjust for the estimated pull-through rate, a Company specific input that is unobservable to market participants. See “Note 5 — Derivative Instruments” and “Note 8—Fair Value Disclosures” for further discussion.
Escrow Receivable
Escrow receivable consists of proceeds from home resale held in escrow prior to such proceeds being remitted to us. The Company reviews the need for an allowance for credit losses quarterly based on historical collections experience, among other factors. As of December 31, 2021 and 2020, the Company did not record an allowance for credit losses and for the years ended December 31, 2021, 2020 and 2019, the Company did not have any material write-offs.
No customers accounted for 10% or more of the Company’s Escrow Receivable as of December 31, 2021 or 2020, respectively.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
As the rates implicit on the Company’s leases for which it is the lessee are not readily determinable, the Company uses its incremental borrowing rate based on information available at the commencement date in determining the present value of lease payments. When determining the incremental borrowing rate, the Company assesses multiple variables such as lease term, collateral, economic conditions, and its creditworthiness.
For operating leases, the Company recognizes straight-line rent expense.
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
Intangible Assets
The Company recorded intangible assets with finite lives, including developed technology, customer relationships, trademarks, and non-competition agreements, as a result of acquisitions as well as internal development. Intangible assets are amortized based on their estimated economic lives, ranging from 1 to 5 years.
Non-marketable Equity Securities
The Company's non-marketable equity securities are strategic investments in privately held companies. Non-marketable equity securities are investments that do not have a readily determinable fair value, which are measured at cost minus impairment, if any, adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “Measurement Alternative”). All gains and losses on these investments, realized and unrealized, are recorded in Other income-net on the Company's consolidated statements of operations. The Company assesses whether an impairment loss on its non-marketable equity securities has occurred due to declines in fair value or other market conditions. If any impairment is identified for non-marketable equity securities, the Company writes down the investment to its fair value. Non-marketable equity securities are reported in “Other assets” on the Company’s Consolidated Balance Sheets.
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment and definite-lived intangible assets, among other long-term assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
recognized to the extent the carrying amount of the underlying asset exceeds its fair value. The impairment loss recognized for the years ended December 31, 2021 and 2020 is related to abandonment of property and equipment, impairment and abandonment of certain internally developed software projects, and sublease of certain right of use assets. The impairment loss recognized during the periods presented are as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
General and administrative	$1	$1	$—
Technology and development	3	1	—
Total impairment loss	$4	$2	$—
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
No customers generated 10% or more of the Company’s total revenue in the years ended December 31, 2021, 2020 or 2019.
Cost of Revenue
Cost of revenue includes the property purchase price, acquisition costs, direct costs to renovate or repair the home and inventory valuation adjustments, if any. These costs are accumulated in real estate inventory during the property holding period and charged to cost of revenue under the specific identification method when the property is sold. Additionally, for the Company’s revenues other than home sales revenue, cost of revenue consists of any costs incurred in delivering the service including associated headcount expenses such as salaries, benefits, and stock-based compensation.
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
Advertising costs are expensed as incurred. For the years ended December 31, 2021, 2020, and 2019, expenses attributable to advertising totaled $123 million, $33 million, and $75 million, respectively.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
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
Stock Options
The Company has granted stock options with a service condition to vest, which is generally four years. The Company records stock-based compensation expense for service-based stock options on a straight-line basis over the requisite service period, which is generally the option’s vesting period. These amounts are reduced by forfeitures as they occur. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair value as of the grant date for stock options.
RSUs
The Company has granted RSUs with a performance condition, based on a liquidity event, as defined by the share agreement, as well as a service condition to vest, which is generally four years. The Company determines the fair value of RSUs based on the valuation of the Company’s common stock as of the grant date. No compensation expense is recognized for performance-based awards until the liquidity event has occurred. Subsequent to the occurrence of a liquidity event, compensation expense is recognized to the extent the requisite service period has been completed. Compensation expense is recognized on an accelerated attribution basis over the requisite service period of the awards subject to the achievement of the liquidity event. After the Company became listed, the RSUs granted are generally only subject to a service condition to vest and typically vest over four years. Compensation expense is recognized on a straight-line basis subject to a floor of the vested number of shares for each award.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
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
Public and Sponsor Warrants
On April 30, 2020, SCH consummated its IPO of 41,400,000 units, consisting of one share of Class A common stock and one third of one warrant exercisable for Class A common stock, at a price of $10.00 per unit. Each whole warrant entitled the holder to purchase one share of Class A common stock at an exercise price of $11.50 per share (the “Public Warrants”). Simultaneously with the closing of the IPO, SCH completed the private sale of 6,133,333 warrants to SCH’s sponsor at a price of $1.50 per warrant (the “Sponsor Warrants”). Each Sponsor Warrant allowed the sponsor to purchase one share of Class A common stock at $11.50 per share.
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
The Company evaluated the Public and Sponsor Warrants under ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity, and concluded that the Sponsor Warrants did not meet the criteria to be classified in shareholders’ equity.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
Specifically, the exercise and settlement features for the Sponsor Warrants precluded them from being considered indexed to the Company’s own stock, given that a change in the holder of the Sponsor Warrants may alter the settlement of the Sponsor Warrants. Since the holder of the instrument is not an input to a standard option pricing model (a consideration with respect to the indexation guidance), the fact that a change in the holder could impact the value of the Sponsor Warrants means the Sponsor Warrants were not indexed to the Company’s own stock. Since the Sponsor Warrants meet the definition of a derivative under ASC 815, the Company recorded these warrants as liabilities on the balance sheet at fair value upon the consummation of the Business Combination, with subsequent changes in their respective fair values recognized in the consolidated statement of operations at each reporting period. The Company concluded that the Public Warrants, which did not have the same exercise and settlement features as the Sponsor Warrants, meet the criteria to be classified in shareholders' equity.
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
In March 2020, the FASB issued ASU 2020-04 which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. This guidance is optional for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The Company adopted this ASU as of January 1, 2021 and has elected to take advantage of this optional guidance in its transition away from LIBOR with certain debt contracts. The Company’s existing LIBOR based debt arrangements generally include provisions that contemplate the transition from LIBOR, but certain arrangements may have such provisions added or modified as the transition becomes more imminent. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements as the transition from LIBOR has not occurred.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
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
The Business Combination was accounted for as a reverse recapitalization whereby SCH was determined as the accounting acquiree and Opendoor Labs Inc. as the accounting acquirer. This accounting treatment is equivalent to Opendoor Labs Inc. issuing stock for the net assets of SCH, accompanied by a recapitalization whereby no goodwill or other intangible assets are recorded. Operations prior to the Business Combination are those of Opendoor Labs Inc. At the Closing, the Company received consideration of $377 million in cash as a result of the reverse recapitalization.
In connection with the Business Combination, SCH entered into subscription agreements with certain investors, whereby it issued 60,005,000 shares of common stock at $10.00 per share (“PIPE Shares”) for an aggregate purchase price of $600 million (“PIPE Investment”), which closed simultaneously with the consummation of the Business Combination. Upon the Closing, the PIPE Shares were automatically converted into shares of the Company's common stock on a one-for-one basis.
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
In connection with the Business Combination, the Company incurred approximately $44 million of equity issuance costs, consisting of underwriting, legal, and other professional fees, which are recorded to additional paid-in capital as a reduction of proceeds.
OSN acquisition
On September 4, 2019, the Company acquired 100% of the outstanding equity of OS National LLC, including its consolidated subsidiaries (“OSN”). OSN, a company based in Duluth, Georgia, provides settlement, escrow and title services to consumers, financial institutions, real estate investment trusts, private equity firms, mortgage servicers and institutional investors to facilitate residential and commercial real estate transactions. The Company acquired OSN with the intent of streamlining the home-buying process for its customers by integrating settlement and escrow services into the Company’s existing product offerings. The Company indirectly acquired OSN’s noncontrolling interest in the title companies originally formed as joint ventures between Opendoor and OSN for $5 million, which was recorded as an equity transaction. As a result of this business combination, the Company became more vertically integrated with the ability to offer its customers OSN products and create a more seamless home buying experience while reducing its cost structure with respect to real estate transactions.
The acquisition-date fair value of the consideration transferred consisted of the following (in millions):

Cash consideration	$34
Equity consideration – common stock	7
Total consideration transferred	$41
Acquired intangible assets consist of trademarks and customer relationships valued at $5 million and $7 million, respectively. The Company amortizes these acquired intangible assets over 5 years.
Other Acquisitions
On September 3, 2021, the Company acquired 100% of the outstanding equity of Services Labs, Inc., including its consolidated subsidiaries (“Pro.com”), in exchange for $22 million in cash consideration. The Company acquired Pro.com, a construction project platform, for its technology and talent. Acquired intangible assets consist of developed technology valued at $4 million which will be amortized over one year. Goodwill attributed to the Pro.com acquisition was $16 million.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
On November 3, 2021, the Company acquired the assets of RedDoor HQ Inc. as part of a business combination in exchange for $15 million in cash consideration, of which $2 million is to be paid out one year following the date of closing. The Company acquired the processes, systems and talent of RedDoor, which previously operated an online mortgage brokerage platform. Acquired intangible assets consist of developed technology valued at $3 million, which will be amortized over one year. Goodwill attributed to the RedDoor acquisition was $13 million.
3.REAL ESTATE INVENTORY
The following table presents the components of inventory, net of applicable inventory valuation adjustments, as of the dates presented (in millions):

	December 31, 2021	December 31, 2020
Work-in-process	$1,971	$183
Finished goods	4,125	283
Total real estate inventory	$6,096	$466
4.CASH, CASH EQUIVALENTS, AND INVESTMENTS
The amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents, and marketable securities as of December 31, 2021 and 2020, are as follows (in millions):

	December 31, 2021
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$81	$—	$—	$81	$81	$—
Money market funds	1,350	—	—	1,350	1,350	—
Time deposit	300	—	—	300	300	—
Corporate debt securities	208	—	(1)	207	—	207
Mutual fund	200	—	—	200	—	200
Equity securities	46	—	—	46	—	46
Commercial paper	15	—	—	15	—	15
Asset-backed securities	7	—	—	7	—	7
Certificates of deposit	5	—	—	5	—	5
Sovereign bonds	4	—	—	4	—	4
Total	$2,216	$—	$(1)	$2,215	$1,731	$484

	December 31, 2020
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$710	$—	$—	$710	$710	$—
Money market funds	618	—	—	618	618	—
Commercial paper	81	—	—	81	81	—
Corporate debt securities	30	—	—	30	4	26
Asset-backed securities	13	—	—	13	—	13
U.S. agency securities	7	—	—	7	—	7
U.S. Treasury securities	2	—	—	2	—	2
Total	$1,461	$—	$—	$1,461	$1,413	$48

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
A summary of debt securities with unrealized losses aggregated by period of continuous unrealized loss is as follows (in millions):

	Less than 12 Months		12 Months or Greater		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Money market funds	$259	$—	$—	$—	$259	$—
Corporate debt securities	207	(1)	—	—	207	(1)
Commercial paper	15	—	—	—	15	—
Asset-backed securities	7	—	—	—	7	—
Certificates of deposit	5	—	—	—	5	—
Sovereign bonds	4	—	—	—	4	—
Total	$497	$(1)	$—	$—	$497	$(1)

	Less than 12 Months		12 Months or Greater		Total
December 31, 2020	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Commercial paper	$19	$—	$—	$—	$19	$—
Corporate debt securities	7	—	—	—	7	—
Asset-backed securities	5	—	—	—	5	—
Total	$31	$—	$—	$—	$31	$—
The scheduled contractual maturities of debt securities as of December 31, 2021 are as follows (in millions):

December 31, 2021	Fair Value	Within 1 Year	After 1 Year through 5 Years
Corporate-debt securities	$207	$71	$136
Commercial paper	15	15	—
Asset-backed securities	7	7	—
Certificates of deposit	5	5	—
Sovereign bonds	4	4	—
Total	$238	$102	$136
As of December 31, 2021, the Company had $5 million of non-marketable equity securities measured using the Measurement Alternative. The Company did not record any adjustments to the carrying value of its non-marketable equity securities. As of December 31, 2020, the Company had no non-marketable equity securities. During the year ended December 31, 2021, the Company recognized $35 million of unrealized gains in the consolidated statements of operations related to equity securities still held as of December 31, 2021.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
Interest Rate Caps
The Company uses free-standing derivative instruments in the normal course of business as economic hedges to manage interest rate risks with respect to its variable asset-backed senior revolving credit facilities. The interest rate caps were carried at fair value in Other current assets with changes in fair value included in Other income. The Company’s interest rate cap position expired in November 2020.
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
The following table presents the total notional amounts and fair values for the Company’s derivatives (in millions):

	Notional Amount	Fair Value Derivatives
December 31, 2021		Asset	Liability
Interest rate lock commitments	$21	$—	$—

	Notional Amount	Fair Value Derivatives
December 31, 2020		Asset	Liability
Interest rate lock commitments	$15	$—	$—
The following table presents the net gains and losses recognized on derivatives within the respective line items in the statement of operations for the periods indicated (in millions):

	Year Ended December 31,
	2021	2020	2019
Derivative and warrant fair value adjustment	$—	$(23)	$—
Other income, net	$—	$—	$(1)
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

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
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
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as of December 31, 2021 and 2020 (in millions):

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$9	$16
Restricted cash	838	81
Real estate inventory	6,046	461
Other(1)	113	7
Total assets	$7,006	$565
Liabilities
Non-recourse asset-backed debt	$6,102	$475
Other(2)	70	3
Total liabilities	$6,172	$478
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

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
7.CREDIT FACILITIES AND LONG-TERM DEBT
The following tables summarize certain details related to the Company's credit facilities and long-term debt as of December 31, 2021 and 2020 (in millions, except interest rates):

		Outstanding Amount
December 31, 2021	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,250	$759	$—	2.84%	September 23, 2022	December 23, 2022
Revolving Facility 2018-3	750	673	—	2.39%	May 26, 2024	May 26, 2024
Revolving Facility 2019-1	900	648	—	2.84%	June 30, 2023	June 30, 2023
Revolving Facility 2019-2	1,850	1,149	—	2.52%	July 8, 2023	July 8, 2024
Revolving Facility 2019-3	925	886	—	3.25%	August 22, 2022	August 21, 2023
Revolving Facility 2021-1	125	125	—	2.15%	October 31, 2022	October 31, 2022
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	400	—	400	3.48%	April 1, 2024	April 1, 2025
Term Debt Facility 2021-S2	600	—	500	3.20%	September 10, 2024	September 10, 2025
Term Debt Facility 2021-S3	1,000	—	—	3.75%	5 Years from Initial Draw Date	5 Years, 6 Months from Initial Draw Date
Total	$7,800	$4,240	$900
Issuance Costs			(3)
Carrying Value			$897

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	$3,000	$—	$1,000	10.00%	April 1, 2025	April 1, 2026
Total	$3,000	$—	$1,000
Issuance Costs			(35)
Carrying Value			$965

Total Non-Recourse Asset-backed Debt	$10,800	$4,240	$1,862

Recourse Debt - Other Secured Borrowings:
Mortgage Financing
Repo Facility 2019-R1	$100	$7	$—	1.84%	May 26, 2022	May 26, 2022
Total Recourse Debt	$100	$7	$—

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)

	Outstanding Amount
December 31, 2020	Current	Non-Current	Weighted Average Interest Rate
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-1	$—	$—	4.28%
Revolving Facility 2018-2	—	—	4.36%
Revolving Facility 2018-3	25	—	4.19%
Revolving Facility 2019-1	33	—	3.58%
Revolving Facility 2019-2	230	—	3.08%
Revolving Facility 2019-3	51	—	3.60%
Total	$339	$—

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2016-M1	$—	$40	10.00%
Term Debt Facility 2020-M1	—	100	10.00%
Total	$—	$140
Issuance Costs		(5)
Carrying Value		$135

Total Non-Recourse Asset-backed Debt	$339	$135

Recourse Debt - Other Secured Borrowings:
Mortgage Financing
Repo Facility 2019-R1	$7	$—	1.94%
Total Recourse Debt	$7	$—

Non-Recourse Asset-backed Debt
The Company utilizes inventory financing facilities consisting of asset-backed senior debt facilities and asset-backed mezzanine term debt facilities to provide financing for the Company’s real estate inventory purchases and renovation. The credit facilities are secured by the assets and equity of one or more SPEs. Each SPE is a consolidated subsidiary of Opendoor and a separate legal entity. Neither the assets nor credit of any such SPE are generally available to satisfy the debts and other obligations of any other Opendoor entities, except to the extent other Opendoor entities are also a party to the financing arrangements. These facilities are non-recourse to Opendoor and, with limited exceptions, non-recourse to other Opendoor subsidiaries.
As of December 31, 2021, the Company had total borrowing capacity with respect to the Company’s non-recourse asset backed debt of $10.8 billion. Borrowing capacity amounts under non-recourse asset backed debt as reflected in the table above are in some cases not fully committed and any borrowings above the fully committed amounts are subject to the applicable lender’s discretion. As of December 31, 2021, the Company had fully committed borrowing capacity with respect to the Company’s non-recourse asset backed debt of $7.8 billion.
Asset-backed Senior Revolving Credit Facilities
The Company classifies the senior revolving credit facilities as current liabilities on the Company’s consolidated balance sheets as amounts drawn to acquire and renovate homes are required to be repaid as the related real estate inventory is sold, which the Company expects to occur within 12 months.
Borrowing capacity amounts under the senior revolving credit facilities as reflected in the table above are in some cases not fully committed and any borrowings above the fully committed amounts are subject to the applicable lender’s discretion. As of December 31, 2021, the Company had fully committed borrowing capacity with respect to the Company’s senior revolving credit facilities of $3.9 billion.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
The senior revolving credit facilities are typically structured with an initial revolving period of up to 24 months during which time amounts can be borrowed, repaid and borrowed again. The borrowing capacity is generally available until the end of the applicable revolving period as reflected in the table above. Outstanding amounts drawn under each senior revolving credit facility are required to be repaid on the facility maturity date or earlier if accelerated due to an event of default or other mandatory repayment event. The final maturity dates and revolving period end dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. These facilities may also have extensions subject to lender discretion that are not reflected in the table above.
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
Asset-backed Senior Term Debt Facilities
The Company classifies its senior term debt facilities as non-current liabilities on the Company's consolidated balance sheets because its borrowings under these facilities are generally not required to be repaid until the final maturity date.
Borrowing capacity amounts under the senior term debt facilities as reflected in the table above are in some cases not fully committed and any borrowings above the fully committed amounts are subject to the applicable lender’s discretion. Any amounts repaid reduce total borrowing capacity as repaid amounts are not available to be reborrowed. As of December 31, 2021, the Company had fully committed borrowing capacity with respect to the Company’s senior term debt facilities of $1.7 billion. The total outstanding amount presented above includes $900 million of non-current liabilities; the carrying value of the non-current liabilities is reduced by issuance costs of $3 million.
The senior term debt facilities are typically structured with an initial withdrawal period of up to 60 months during which the outstanding principal amounts are generally not required to be repaid when homes financed through those facilities are sold and instead are intended to remain outstanding until final maturity for each facility. Outstanding amounts drawn under each senior term debt facility are required to be repaid on the facility maturity date or earlier if accelerated due to an event of default or other mandatory repayment event. The final maturity dates and withdrawal period end dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. These facilities may also have extensions subject to lender discretion that are not reflected in the table above.
Borrowings under the senior term debt facilities accrue interest at a fixed rate. The Company's senior term debt facilities may include upfront issuance costs that are capitalized as part of the facilities' respective carrying values. These facilities are fully prepayable at any time but may be subject to certain customary prepayment penalties.
These borrowings are collateralized by cash, equity in the real estate owning SPEs, and the real estate inventory funded by the relevant facility. The lenders have legal recourse only to the real estate-owning SPE borrowers, certain SPE guarantors, and the assets securing the debt, and do not have general recourse to the Company.
The senior term debt facilities have aggregated property borrowing bases, which increase or decrease based on the cost and the value of the properties financed under a given facility, the time that those properties are in the Company’s possession and the amount of cash collateral pledged by the SPE borrowers. The borrowing bases for a given facility may be reduced as

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
properties age beyond certain thresholds and any borrowing base deficiencies may be satisfied through contributions of additional properties, cash or through partial repayment of the facility.
Asset-backed Mezzanine Term Debt Facilities
The Company classifies its mezzanine term debt facilities as long-term liabilities on the Company’s consolidated balance sheets because its borrowings under these facilities are generally not required to be repaid until the applicable final maturity date. These facilities are structurally and contractually subordinated to the related asset-backed senior debt facilities.
Borrowing capacity under the mezzanine term debt facilities as reflected in the table above are not fully committed and any borrowings above the fully committed amounts are subject to the applicable lender’s discretion. Any amounts repaid reduce total borrowing capacity as repaid amounts are not available to be reborrowed. As of December 31, 2021, the Company had fully committed borrowing capacity with respect to the Company’s mezzanine term debt facilities of $2.3 billion. The total outstanding amount presented above includes $1.0 billion of non-current liabilities; the carrying value of the non-current liabilities is reduced by issuance costs of $35 million.
The mezzanine term debt facilities have been structured with an initial 42 month withdrawal period during which the outstanding principal amounts are generally not required to be repaid when homes financed through those facilities are sold and instead are intended to remain outstanding until final maturity. Outstanding amounts drawn under the mezzanine term debt facilities are required to be repaid on the facility maturity date or earlier if accelerated due to an event of default or other mandatory repayment event. The final maturity date and withdrawal period end date reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. These facilities may also have extensions subject to lender discretion that are not reflected in the table above.
Borrowings under a given term debt facility accrue interest at a fixed rate. The mezzanine term debt facilities include upfront issuance costs that are capitalized as part of the facilities’ respective carrying values. These facilities are fully prepayable at any time but may be subject to certain prepayment penalties.
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
The terms of these inventory financing facilities and related financing documents require Opendoor to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to equity). As of December 31, 2021, the Company was in compliance with all financial covenants and no event of default had occurred.
Mortgage Financing
To provide capital for Opendoor Home Loans, the Company utilizes a master repurchase agreement (the “Repurchase Agreement”) which is classified as a current liability on its consolidated balance sheets. In March 2019, the Company entered into the Repurchase Agreement with a lender to provide short-term funding for mortgage loans originated by Opendoor Home Loans. The facility provides short-term financing between the issuance of a mortgage loan and when Opendoor Home Loans

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
sells the loan to an investor. In accordance with the Repurchase Agreement, the lender agrees to pay Opendoor Home Loans a negotiated purchase price for eligible loans and Opendoor Home Loans simultaneously agrees to repurchase such loans from the lender within a specified timeframe and at an agreed upon price that includes interest. Opendoor Labs Inc. is the guarantor with respect to the Repurchase Agreement and the obligation to repurchase loans previously transferred under the arrangement for the benefit of the lender.
As of December 31, 2021, the Repurchase Agreement has a borrowing capacity of $100 million, of which $20 million is fully committed. The Repurchase Agreement includes customary representations and warranties, covenants and provisions regarding events of default. As of December 31, 2021, $7 million in mortgage loans were financed under the facility, and Opendoor was in compliance with all financial covenants and no event of default had occurred.
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
Convertible Senior Notes
In August 2021, the Company issued the 2026 Notes with an aggregate principal amount of $978 million. The tables below summarizes certain details related to the 2026 Notes (in millions, except interest rates):

December 31, 2021	Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2026 Notes	$978	$(24)	$954

December 31, 2021	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	Semi-Annual Interest Payment Dates	Conversion Rate	Conversion Price
2026 Notes	August 15, 2026	0.25%	0.77%	February 15; August 15	51.9926	$19.23
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
For the year ended December 31, 2021, total interest expense on the Company's convertible senior notes was $3 million, with coupon interest of $1 million and amortization of debt issuance costs of $2 million.
Capped Calls
In August 2021, in connection with the issuance of the 2026 Notes, the Company purchased capped calls (the "Capped Calls") from certain financial institutions at a cost of $119 million. The Capped Calls cover, subject to customary adjustments, the number of shares of the Company's common stock underlying the 2026 Notes. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event of a conversion of the 2026 Notes settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2026 Notes its common stock

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
price exceeds the conversion price. The Capped Calls have an initial strike price of $19.23 per share and an initial cap price of $29.59 per share or a cap price premium of 100%.
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
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
Estimation of Fair Value
The following table summarizes the fair value measurement methodologies, including significant inputs and assumptions, and classification of the Company’s assets and liabilities.

Asset/Liability Class	Valuation Methodology, Inputs and Assumptions	Classification
Cash and cash equivalents	Carrying value is a reasonable estimate of fair value based on short-term nature of the instruments.	Level 1 estimated fair value measurement.
Restricted cash	Carrying value is a reasonable estimate of fair value based on short-term nature of the instruments.	Level 1 estimated fair value measurement.
Marketable securities
Debt securities	Prices obtained from third-party vendors that compile prices from various sources and often apply matrix pricing for similar securities when no price is observable.	Level 2 recurring fair value measurement.
Mutual fund	Price is quoted given the security is traded on an exchange.	Level 1 recurring fair value measurement.
Equity securities	Price is quoted given the securities traded on an exchange.	Level 1 recurring fair value measurement.
Mortgage loans held for sale pledged under agreements to repurchase	Fair value is estimated based on observable market data including quoted market prices, deal price quotes, and sale commitments.	Level 2 recurring fair value measurement.
Other current assets
Mortgage loans held for sale	Fair value is estimated based on observable market data including quoted market prices and deal price quotes.	Level 2 recurring fair value measurement.
Interest rate lock commitments	Fair value of the underlying loan based on observable quoted market prices in the secondary market and sale commitments, with adjustments for the estimated pull-through rate.	Level 2 recurring fair value measurement for fair value based on observable inputs. Level 3 recurring fair value measurement for fair value with unobservable inputs.
Other assets
Non-marketable equity securities	Fair value is estimated using the observable transaction price.	Level 2 non-recurring fair value measurement for fair value based on transaction price.
Non-recourse asset-backed debt
Credit facilities	Fair value is estimated using discounted cash flows based on current lending rates for similar credit facilities with similar terms and remaining time to maturity.	Carried at amortized cost. Level 2 estimated fair value measurement.
Other secured borrowings
Loans sold under agreements to repurchase	Fair value is estimated using discounted cash flows based on current lending rates for similar asset-backed financing facilities with similar terms and remaining time to maturity.	Carried at amortized cost. Level 2 estimated fair value measurement.
Convertible senior notes	Fair value is estimated using broker quotes and other observable market inputs.	Carried at amortized cost. Level 2 estimated fair value measurement.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)

Derivative and warrant liabilities
Sponsor Warrants	Fair value is estimated using the price of the Public Warrants or their settlement value.	Level 2 recurring fair value measurement.
Warrants	Fair value is estimated using the Black-Scholes-Merton option pricing model with inputs and assumptions including the Company’s equity valuation, expected volatility, expected duration of the warrants, and associated risk-free rate.	Level 3 recurring fair value measurement.
Embedded conversion options	Fair value is estimated using a lattice model incorporating the probabilities of various conversion scenarios with respect to timing and conversion features under the terms of the 2019 Convertible Notes.	Level 3 recurring fair value measurement.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the levels of the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis (in millions).

December 31, 2021	Balance at Fair Value	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$207	$—	$207	$—
Mutual fund	200	200	—	—
Equity securities	46	46	—	—
Commercial paper	15	—	15	—
Asset-backed securities	7	—	7	—
Certificates of deposit	5	—	5	—
Sovereign bonds	4	—	4	—
Mortgage loans held for sale pledged under agreements to repurchase	7	—	7	—
Other current assets:
Mortgage loans held for sale	4	—	4	—
Total assets	$495	$246	$249	$—

December 31, 2020	Balance at Fair Value	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$26	$—	$26	$—
Asset-backed securities	13	—	13	—
U.S. agency securities	7	—	7	—
U.S. Treasury securities	2	—	2	—
Mortgage loans held for sale pledged under agreements to repurchase	8	—	8	—
Total assets	$56	$—	$56	$—
Warrant liabilities:
Sponsor Warrants	47	—	47	—
Total liabilities	$47	$—	$47	$—

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
Fair Value of Financial Instruments
The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis (in millions).

	December 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$1,731	$1,731	$1,731	$—
Restricted cash	847	847	847	—
Other assets:
Non-marketable equity securities	5	5	—	5
Liabilities:
Non-recourse asset-backed debt	$6,102	$6,140	$—	$6,140
Other secured borrowings	7	7	—	7
Convertible senior notes	954	1,019	—	1,019

	December 31, 2020
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$1,413	$1,413	$1,413	$—
Restricted cash	93	93	93	—
Liabilities:
Non-recourse asset-backed debt	$475	$479	$—	$479
Other secured borrowings	7	7	—	7
The following table shows a reconciliation from the opening balances to the closing balances for Level 3 Fair values (in millions):

	Warrants	Embedded Conversion Option	Interest Rate Lock Commitments
Balance as of December 31, 2018	$18	$—	$—
Issuances	1	42	—
Exercise of warrants	(7)	—	—
Net change in fair value	(7)	—	—
Balance as of December 31, 2019	$5	$42	$—
Settlement of 2019 Convertible Notes	—	(65)	—
Exercise of warrants	(7)	—	—
Net change in fair value	2	23	—
Balance as of December 31, 2020	$—	$—	$—
Additions	—	—	5
Originations/Terminations	—	—	(5)
Balance as of December 31, 2021	$—	$—	$—

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
9.PROPERTY AND EQUIPMENT
Property and equipment as of December 31, 2021 and 2020, consisted of the following (in millions):

	2021	2020
Internally developed software	$71	$48
Computers	11	5
Security systems	10	1
Furniture and fixtures	3	3
Software implementation costs	3	2
Leasehold improvements	2	2
Office equipment	2	2
Total	102	63
Accumulated depreciation and amortization	(57)	(34)
Property and equipment – net	$45	$29
Depreciation and amortization expense of $27 million, $22 million, and $15 million was recorded for the years ended December 31, 2021, 2020 and 2019, respectively.
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
Components of lease costs for the years ended the December 31, 2021, 2020, and 2019, are as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$12	$34	$12
Variable lease cost	1	—	1
Short-term lease cost	—	1	2
Sublease income	(1)	—	(1)
Net lease cost	$12	$35	$14
The following table present supplemental lease information (in millions):

December 31,	2021	2020	2019
Cash paid for amounts included in the measurement of operating lease liabilities	$(10)	$(13)	$(11)
Right-of-use assets obtained in exchange for new or acquired lease liabilities	$—	$40	$58
There were no other material lease modifications in the year ended December 31, 2021.
For the year ended December 31, 2020, terminations of certain operating leases resulted in the reduction of right-of-use assets and lease liabilities of approximately $28 million. Of this reduction in operating lease liabilities and right-of-use assets, $28 million is attributable to the Company exercising an option to early terminate the Company’s lease in San Francisco. As the Company does not anticipate returning to the San Francisco space, the Company accelerated amortization of the right-of-use asset by $13 million for the one year term remaining after exercising the early termination option. In exercising the Company’s early termination option, the Company incurred $5 million in early termination fees for the year ended December 31, 2020. In

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
January 2021, the Company terminated the San Francisco lease prior to the anticipated termination date of September 30, 2021, which resulted in a $5 million gain recognized for the year ended December 31, 2021. See “Note 20 — Restructuring” for further discussion. There were no other material lease modifications for the year ended December 31, 2020.
The weighted average lease term and the weighted average discount rate are as follows:

December 31,	2021	2020
Weighted average remaining lease term for operating leases (in years)	7.6	6.5
Weighted average discount rate for operating leases	9.8%	9.1%
Maturity of operating lease liabilities as of December 31, 2021 are as follows (in millions):

2022	$8
2023	8
2024	9
2025	8
2026	7
Thereafter	27
Total undiscounted future cash flows	$67
Less: Imputed interest	21
Total lease liabilities	$46
11.GOODWILL AND INTANGIBLE ASSETS
For the year ended December 31, 2021, the carrying amount of goodwill increased by $29 million due to the acquisition of Pro.com and RedDoor. For further information on the acquisition, see “Note 2 — Business Combination”. There were no additions to goodwill for the year ended December 31, 2020. No impairment of goodwill was identified for the years ended December 31, 2021, 2020, and 2019.
Intangible assets subject to amortization consisted of the following as of December 31, 2021 and 2020, respectively (in millions, except years):

December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Developed technology	$7	$(2)	$5	0.7
Customer relationships	7	(3)	4	2.7
Trademarks	5	(2)	3	2.7
Intangible assets – net	$19	$(7)	$12

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)

December 31, 2020	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Customer relationships	$8	$(3)	$5	3.7
Trademarks	5	(1)	4	3.7
Developed technology	3	(3)	—	0
Intangible assets – net	$16	$(7)	$9

Amortization expense for intangible assets was $4 million, $4 million, and $3 million for the years ended December 31, 2021, 2020, and 2019, respectively.
As of December 31, 2021, expected amortization of intangible assets is as follows (in millions):

Fiscal Years
2022	$8
2023	2
2024	2
Total	$12
12.ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of December 31, 2021 and 2020, consisted of the following (in millions):

	2021	2020
Accrued expenses due to vendors	$66	$11
Accrued property and franchise taxes	24	1
Legal contingency accrual	18	4
Accrued payroll and other employee related expenses	17	6
Accounts payable due to vendors	3	3
Other	9	—
Total accounts payable and other accrued liabilities	$137	$25
13.SHAREHOLDERS’ EQUITY
Common Stock
On February 9, 2021, the Company completed an underwritten public offering (the “February 2021 Offering”) in which the Company sold 32,817,421 shares of its common stock at a public offering price of $27.00 per share, including the exercise in full by the underwriters of their option to purchase up to 4,280,533 additional shares of common stock, which was completed on February 11, 2021. The Company received aggregate net proceeds from the February 2021 Offering of approximately $859 million after deducting underwriting discounts and commissions and offering expenses payable by the Company upon closing. The February 2021 Offering satisfied the liquidity event vesting condition of certain restricted stock units ("RSUs"). For further information on the RSUs, see “Note 14 — Share-Based Awards”.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
On December 21, 2020, the Company’s common stock and warrants began trading on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbols “OPEN” and “OPENW,” respectively. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 3,000,000,000 shares of common stock with a par value of $0.0001 per share. On July 9, 2021, the Company completed the redemption of all of its outstanding Public and Sponsor Warrants and in connection with the redemption, the Public Warrants stopped trading on Nasdaq.
Prior to the Business Combination, the Company had outstanding shares of Series A, Series B, Series C, Series C-1, Series D, Series D-1, Series E, Series E-1, and Series E-2 convertible preferred stock (collectively, “Preferred Stock”). Immediately prior to the Business Combination, all shares of the Company’s outstanding Preferred Stock converted into a total of 195 million shares of Opendoor Labs Inc. common stock on a one-for-one basis. Upon the Closing, Opendoor Labs Inc. common stock converted to Opendoor Technologies Inc. common stock with the application of the Exchange Ratio as discussed in Note 2 — Business Combinations.
Preferred Stock
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 100,000,000 shares of preferred stock having a par value of $0.0001 per share (“Opendoor Technologies Preferred Stock”). The Company’s board of directors has the authority to issue Opendoor Technologies Preferred Stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of those shares. As of December 31, 2021, there were no shares of Opendoor Technologies Preferred Stock issued and outstanding.
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
14.SHARE-BASED AWARDS
2014 Stock Plan
Our 2014 Stock Plan (the “2014 Plan”), as last amended and approved by the board of directors on February 6, 2020, allowed the Company to grant up to 106,320,623 shares of common stock to employees, directors, and non-employees pursuant to awards of stock options, restricted stock or restricted stock units (“RSUs”) granted under the 2014 Plan. Upon the Closing, the remaining unallocated share reserve under the 2014 Plan was cancelled and no new awards will be granted under the 2014 Plan. Awards outstanding under the 2014 Plan were assumed by Opendoor Technologies upon the Closing and continue to be governed by the terms of the 2014 Plan.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
In connection with the close of the Business Combination, the Company’s board of directors approved the 2020 Employee Stock Purchase Plan (“ESPP”), which was last amended on December 6, 2021. There are 5,438,506 shares of common stock initially reserved for issuance under the ESPP. The number of shares of the Company’s common stock available for issuance under the ESPP automatically increases on the first day of each calendar year, beginning January 1, 2022 and ending on and including January 1, 2030, by the lesser of (a) 1% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year and (b) such number of shares as is determined by the Company’s board of directors; provided that, no more than 54,385,060 shares may be issued under the ESPP. As of December 31, 2021, no shares have been issued under the ESPP.
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
A summary of the stock option activity for the year ended December 31, 2021, is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance – December 31, 2020	24,158	$1.91	5.4	$503
Granted	150	15.00
Exercised	(8,919)	1.65
Forfeited	(840)	3.77
Expired	(3)	2.98
Balance – December 31, 2021	14,546	2.12	4.7	$182
Exercisable – December 31, 2021	12,793	1.79	4.3	$164
Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The total intrinsic value of options exercised for the years ended December 31, 2021, 2020, and 2019, was $144 million, $46 million, and $10 million, respectively.
The weighted-average grant date fair value per option granted for the years ended December 31, 2021 and 2019 were $10.18 and $1.50, respectively. There were no options granted during the year ended December 31, 2020 .
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

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
A summary of the RSU activity for the year ended December 31, 2021, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested and outstanding – December 31, 2020	46,525	$10.88
Granted	33,960	20.24
Vested	(24,005)	10.85
Forfeited	(3,034)	9.53
Unvested and outstanding – December 31, 2021	53,446	$17.35
The total fair value of RSUs vested for the year ended December 31, 2021 was $599 million. No RSUs vested during the years ended December 31, 2020 and 2019.
Restricted Shares
The Company has granted Restricted Shares to certain continuing employees, primarily in connection with acquisitions. The Restricted Shares vest upon satisfaction of a service condition, which generally ranges from three to four years.
A summary of the Restricted Shares activity for the year ended December 31, 2021 is as follows:

	Number of Restricted Shares (in thousands)	Average Grant-Date Fair Value
Unvested – December 31, 2020	2,148	$3.74
Granted	—	—
Vested	(1,318)	3.72
Forfeited	(138)	$3.02
Unvested – December 31, 2021	692	$3.91
The total fair value of Restricted Shares vested for the years ended December 31, 2021, 2020, and 2019 was $21 million, $9 million, and $2 million, respectively.
Stock-based compensation expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function as presented in the consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
General and administrative	$463	$33	$6
Sales, marketing and operations	13	1	2
Technology and development	60	4	5
Total stock-based compensation expense	$536	$38	$13
During the year ended December 31, 2021, the Company issued market condition RSUs to certain executives with a grant-date fair value of $22 million, which will be recognized over a requisite service period ranging from 6 months to 3 years. The Company recognized $290 million and $20 million of compensation expense during the years ended December 31, 2021 and 2020, respectively, related to all market condition awards outstanding. In June 2021, the market condition for two market

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
condition awards was satisfied, which resulted in the accelerated recognition of $2 million of stock-based compensation expense in the year ended December 31, 2021.
As of December 31, 2021, there was $628 million of unamortized stock-based compensation costs related to unvested RSUs, stock options, and Restricted Shares. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.9 years.
Valuation of options
The Black-Scholes Model used to value stock options incorporates the following assumptions:

	Year Ended December 31,
	2021	2019
Fair value	$15.00	$4.22 – $4.29
Volatility	73%	32% – 45%
Risk-free rate	1.09%	1.63% – 2.34%
Expected life (in years)	7	5 – 7
Expected dividend	$—	$—
Fair Value of Common Stock
Prior to the Company’s common stock becoming publicly traded, the fair value of the common stock underlying the stock option awards was determined by the board of directors. Given the absence of a public trading market, the board of directors considered numerous objective and subjective factors to determine the fair value of the Company’s common stock at each meeting at which awards were approved. These factors included, but were not limited to (i) contemporaneous third-party valuations of common stock; (ii) the rights, preferences and privileges of convertible preferred stock relative to common stock; (iii) the lack of marketability of common stock; (iv) stage and development of the Company’s business; (v) general economic conditions and (vi) the likelihood of achieving a liquidity event, such as an initial public offering or sale, given prevailing market conditions.
Volatility
Prior to the Company’s common stock becoming publicly traded, the expected stock price volatilities were estimated based on the historical and implied volatilities of comparable publicly traded companies as the Company did not have sufficient history of trading its common stock. Subsequent to the Company’s stock becoming publicly trade, the expected stock price volatilities were determined based on the volatilities implied by the price of the Company’s publicly traded call options in its common stock.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
Valuation of RSUs and Restricted Stock
Prior to the Business Combination, given the absence of a public trading market, the Company’s board of directors considered numerous objective and subjective factors to determine the fair value of common stock at each meeting at which awards were approved. These factors include, but were not limited to, (i) contemporaneous valuations of common stock performed by an independent valuation specialist; (ii) developments in the Company’s business and stage of development; the Company’s operational and financial performance and condition; (iii) issuances of preferred stock and the rights and preferences of preferred stock relative to common stock; (iv) current condition of capital markets and the likelihood of achieving a liquidity event, such as an initial public offering or sale of the Company; and (v) the lack of marketability of the Company’s common stock. For financial reporting purposes, the Company considers the amount of time between the valuation date and the grant date to determine whether to use the latest common stock valuation or a straight-line interpolation between the two valuation dates. The determination includes an evaluation of whether the subsequent valuation indicates that any significant change in valuation had occurred between the previous valuation and the grant date.
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
In connection with the Business Combination, on January 12, 2021, the Company filed a Registration Statement on Form S-1. This Registration Statement relates to the issuance of an aggregate of up to 19,933,333 shares of common stock issuable upon the exercise of its publicly-traded warrants. On July 9, 2021, the Company completed the redemption of all of its outstanding Public and Sponsor Warrants to purchase shares of the Company's common stock, par value $0.0001 per share, that were issued under the Warrant Agreement, dated April 27, 2020. Of the 13,799,947 Public Warrants that were outstanding as of the time of the Business Combination, 874,739 were exercised for cash at an exercise price of $11.50 per share of Common Stock and 12,521,776 were exercised on a cashless basis in exchange for an aggregate of 4,452,659 shares of Common Stock. In addition, of the 6,133,333 Sponsor Warrants that were outstanding as of the date of the Business Combination, 1,073,333 were exercised for cash at an exercise price of $11.50 per share of Common Stock and 5,060,000 were exercised on a cashless basis in exchange for an aggregate of 1,799,336 shares of Common Stock. Total cash proceeds to the Company generated from exercises of the Warrants were $22 million. In connection with the redemption, the Public Warrants stopped trading on the Nasdaq on July 9, 2021.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
The Company recorded a decrease to the Derivative and warrant fair value adjustment of $(12) million for the change in fair value of the Sponsor Warrants for the year ended December 31, 2021.
Warrants to Purchase Series D Preferred Stock
On June 12, 2018, the Company issued warrants to purchase 485,262 shares of Series D Preferred Stock at a price of $0.006 (“Penny Warrants”). On November 12, 2020, the Penny Warrants were exercised and the Company issued 485,262 shares of Series D Preferred Stock in exchange for proceeds of $3 thousand. As of December 31, 2021 there were no Penny Warrants outstanding.
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
On each Warrant Commitment Issuance date in June 2019 and June 2020, the Company issued warrants to purchase 121,356 shares and 242,713 shares of Series E Preferred Stock at a price of $5.92 per share (“Series E Warrants”). On November 7, 2020 the Series E Warrants were exercised and the Company issued 364,069 shares of Series E in exchange for proceeds of $2 million. As of December 31, 2021 there were no Series E Warrants or Warrant Commitments outstanding.
The Penny Warrants, the Warrant Commitment, and the Series E Warrants have been determined to be liabilities under ASC 480 as the underlying preferred shares have certain liquidation preferences in the event of a deemed liquidation. For the Penny Warrants, the Warrant Commitment, and the Series E Warrants, the Company recorded no warrant fair value adjustment for the year ended December 31, 2021 and an increase to the warrant fair value adjustments of $3 million and $6 million for the years ended December 31, 2020 and 2019, respectively.
16.INCOME TAXES
Income before income taxes consisted of losses from domestic operations of $661 million, $253 million, and $339 million for the years ended December 31, 2021, 2020, and 2019, respectively.
The following table summarizes the components of the Company’s provision for income taxes for the periods presented (in millions):

	Year Ended December 31,
	2021	2020	2019
Current income tax expense:
Federal	$—	$—	$—
State	1	—	—
Total current income tax expense	1	—	—
Income Tax Provision	$1	$—	$—
For the years ended December 31, 2021, 2020, and 2019, the Company did not record any deferred federal and state income tax expense or benefit due to the full valuation allowance. Additionally, the Company’s foreign current and deferred expense or benefit was immaterial.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
Effective Tax Rate
The following table presents a reconciliation of the U.S. federal statutory income tax rates to the Company’s effective income tax rate for the periods presented:

	Year Ended December 31,
	2021	2020	2019
U. S. Federal tax benefit at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.4	3.5	3.2
Non-deductible expenses and other	(0.4)	0.4	(0.1)
Non-deductible warrant expenses	0.4	3.0	0.4
Loss on convertible note exchange	—	(2.4)	—
Share-based compensation	7.0	0.4	(0.4)
Deduction limitation on executive compensation	(14.1)	(2.1)	—
Change in valuation allowance, net	(19.5)	(23.9)	(25.2)
Research and development credits	2.0	0.1	1.0
Effective tax rate	(0.2)%	—%	(0.1)%
For the years ended December 31, 2021, 2020 and 2019, the Company’s effective tax rate differs from the amount computed by applying the U.S. federal statutory and state income tax rates to net loss before income tax, primarily as the result of state income taxes, deduction limitation on executive compensation, and changes in the Company’s valuation allowance.
Deferred Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020, are as follows (in millions):

	December 31, 2021	December 31, 2020
Deferred tax assets:
Accrued and reserves	$21	$4
Inventory	34	11
Tax credits	33	13
Lease Liabilities	11	16
Net operating loss	293	206
Total gross deferred tax assets	392	250
Depreciation and amortization	(5)	(3)
Goodwill	(1)	—
Right-of-use assets	(10)	(12)
Valuation allowance	(376)	(235)
Net deferred tax assets	$—	$—
A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized in a particular tax jurisdiction. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset. Due to the losses the Company generated in the current and prior years, the Company believes it is not more likely than not that all of the deferred tax assets can be realized. Accordingly, the Company established and recorded a full valuation allowance on its net deferred tax assets of $376 million as of December 31, 2021 and a

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
full valuation allowance on its net deferred tax assets of $235 million as of December 31, 2020. The valuation allowance increased by $141 million and $60 million for 2021 and 2020, respectively primarily as a result of current year losses.
As of December 31, 2021, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $1.2 billion and $854 million, respectively, which will each begin to expire in 2034 if not utilized. For NOLs arising after December 31, 2017, the Tax Cuts and Jobs Act of 2017 limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income and can be carried forward indefinitely (carryback is generally prohibited). In the Company’s case, as of December 31, 2021, $1.1 billion of US. federal NOLs and $238 million of state NOLs have an unlimited carryover period. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a two-year carryback and twenty-year carryforward period. Additionally, as of December 31, 2021, the Company had U.S. federal research tax credit carryforwards of $30 million that begin to expire in 2034. The Company also had state research tax credit carryforwards of $21 million that begin to expire in 2029.
Section 382 of the Internal Revenue Code (the “Code”) limits the use of net operating losses and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. Utilization of the net operating loss carryforwards are subject to various limitations due to the ownership change limitations provided by Internal Revenue Code (IRC) Section 382 and similar state provisions. The Company performed an ownership analysis and identified three previous ownership changes in 2014, 2016 and 2020, as defined under Section 382 and 383 of the IRC, however none of the previous ownership changes resulted in a material limitation that will reduce the total amount of net operating loss carryforwards and credits that can be utilized.
Unrecognized Tax Benefits
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

	Year Ended December 31,
	2021	2020	2019
Unrecognized tax benefits as of the beginning of the year	$6	$5	$2
Decrease related to prior year tax provisions	—	(1)	—
Increase related to current year tax provisions	9	2	3
Unrecognized tax benefits as of the end of the year	$15	$6	$5
Due to the full valuation allowance at December 31, 2021, current adjustments to the unrecognized tax benefit will have no impact on the Company’s effective income tax rate. There would be an impact of $14 million to the effective tax rate if adjustments are made after the valuation allowance is released. The Company does not anticipate any significant change in its uncertain tax positions within 12 months of this reporting date.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company is subject to income tax in the U.S. and in various states. Due to the history of net operating losses, the Company is subject to U.S. federal, state and local examinations by tax authorities for all years since incorporation but as of December 31, 2021 are not currently under any audits.
The Company has not provided U.S. income or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2021, because it intends to permanently reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability will be immaterial, due to the participation exemption put in place under the Tax Act.
17.RELATED PARTIES
In 2018, an executive early exercised stock options to purchase 1,479,459 shares of unvested common stock at a price per share of $1.01 by issuing a promissory note to the Company for a total price of $1.5 million with an interest rate of 2.31% per annum. On June 29, 2021, the outstanding balance under the promissory note of $1.6 million was repaid in full.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
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
During 2019, the Company acquired OSN. See “Note 2 — Business Combination” for further information on the acquisition. Prior to the acquisition, OSN conducted business with the Company as the noncontrolling member of the Company’s Title Companies. The Company paid the member title and due diligence fees in the member’s capacity as a title and escrow agent. Additionally, the Company paid the member management and administrative service fees, rent, and purchases of fixed assets in the member’s capacity as management and administrative service provider and lessor to the subsidiaries of OD Title Holdings and OD Title Sidecar.
18.NET LOSS PER SHARE
Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. During the periods when there is a net loss, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. No dividends were declared or paid for the years ended December 31, 2021, 2020, or 2019.
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
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders for the years ended December 31, 2021, 2020, and 2019 (in millions, except share amounts which are presented in thousands, and per share amounts):

	Year Ended December 31,
	2021	2020	2019
Basic net loss per share:
Numerator:
Net loss	$(662)	$(253)	$(339)
Minus: Net income attributable to noncontrolling interests	—	—	2
Net loss attributable to common shareholders – basic	$(662)	$(253)	$(341)
Denominator:
Weighted average shares outstanding – basic and diluted	592,574	109,301	79,977
Basic net loss per share	$(1.12)	$(2.31)	$(4.26)
Diluted net loss per share:
Numerator:
Net loss	$(662)	$(253)	$(339)
Minus: Net income attributable to noncontrolling interests	—	—	2
Minus: Gain on liability-classified warrants	—	—	8
Net loss attributable to common shareholders – diluted	$(662)	$(253)	$(349)
Denominator:
Weighted average shares outstanding – basic and diluted	592,574	109,301	79,977
Diluted net loss per share	$(1.12)	$(2.31)	$(4.37)

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
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
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Year Ended December 31,
	2021	2020	2019
Common Stock Warrants	—	19,933	3,370
Series D Preferred Stock Warrants	—	—	485
Series E Preferred Stock Warrants	—	—	121
RSUs	53,446	46,525	22,758
Options	14,546	24,158	36,609
Unvested Shares from Early Exercise	4	57	187
Restricted Shares	692	2,148	3,689
Redeemable convertible preferred stock	—	—	314,424
Total anti-dilutive securities	68,688	92,821	381,643
19.COMMITMENTS AND CONTINGENCIES
Interest Rate Lock Commitments
The Company entered into interest rate lock commitments with prospective borrowers whereby the Company commits to lend a certain loan amount under specific terms and interest rate to the borrower. These commitments are treated as derivatives and are carried at fair value. See “Note 5 — Derivative Instruments” for more information.
Purchase Commitments
As of December 31, 2021, the Company was in contract to purchase 5,411 homes for an aggregate purchase price of $1.9 billion.
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
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
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
20.RESTRUCTURING
On April 15, 2020, the Company initiated a reduction in workforce of 600 employees to achieve a more resilient cost structure in response to the uncertainties caused by COVID-19. As a result, for the year ended December 31, 2020, the Company recorded $11 million of restructuring charges for employee termination benefits. All employee termination benefits were paid prior to December 31, 2020.
Additionally, for the year ended December 31, 2020, the Company incurred $18 million of costs related to the exiting of certain non-cancelable leases with no future benefits to the Company. This includes the Company’s exercise of the early termination option related to the Company’s San Francisco space as discussed in Note 10 — Leases as well as the termination of other real estate leases.
For the year ended December 31, 2020, of the restructuring charges with respect to employee termination benefits and lease modifications, the Company presented $2 million in Cost of revenue, $5 million in Sales, marketing and operations expense, $2 million in Technology and development and $21 million in General and administrative in the Company’s consolidated statements of operations.
21.SUBSEQUENT EVENTS
The Company has evaluated the impact of events that have occurred subsequent to December 31, 2021, through the date the consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these consolidated financial statements and related notes, the Company has determined that there are no material subsequent events that would require recognition or disclosure.

******

OPENDOOR TECHNOLOGIES INC.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2021.
Management's Annual Report on Internal Control Over Financial Reporting
Management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Our management evaluated the design and operating effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.
Remediation of Previously Reported Material Weaknesses
Management previously identified and disclosed material weaknesses in our internal control over financial reporting for the year ended December 31, 2020 related to the following:
•Insufficient information technology general controls over certain accounting and proprietary systems used in our financial reporting;
•Incomplete implementation of key components of the Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission; and
•Insufficient review over the accounting and classification of a significant and unusual transaction specifically related to the Business Combination that resulted in the incorrect equity classification of Sponsor Warrants and a correction of the Company’s consolidated financial statements as of and for the year ended December 31, 2020.
Over the course of 2021 and in conjunction with the implementation of our Sarbanes-Oxley Compliance program, we have completed the following remediation actions to address the material weaknesses noted above:
•Conducted a comprehensive risk assessment that identified the risks of material misstatement in the consolidated financial statements;
•Hired a Chief Information Security Officer and implemented key policies and appropriate controls to strengthen our information technology environment, including access and change management controls, segregation of conflicting duties, and restricting user access to key systems;

OPENDOOR TECHNOLOGIES INC.
•Identified and documented relevant business processes and controls that address the risks of material misstatement, and strengthened related policies and procedures; and
•Expanded the accounting team and strengthened our accounting review control over significant and unusual transactions.
Based upon the aforementioned remediation actions taking during 2021, which have been in operation for a sufficient period during 2021, and our testing and evaluation of the design and operating effectiveness of the controls as of December 31, 2021, we have concluded that the previously reported material weaknesses have been fully remediated as of December 31, 2021.
Changes in Internal Control over Financial Reporting
Other than as described above, there have been no material changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Opendoor Technologies Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Opendoor Technologies Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 24, 2022, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
February 24, 2022

OPENDOOR TECHNOLOGIES INC.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

OPENDOOR TECHNOLOGIES INC.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about our Directors
The following table presents information concerning our board of directors.

Name	Age	Position
Eric Wu	39	Chairman, Co-Founder and Chief Executive Officer
Adam Bain	48	Director
Cipora Herman	48	Director
Jonathan Jaffe	62	Director
Pueo Keffer	40	Director
Jason Kilar	50	Director
John Rice	55	Director
Glenn Solomon	53	Director
The following are brief biographies describing the backgrounds of our directors.
Eric Wu. Eric Wu co-founded Opendoor and has served as our Chief Executive Officer and as Chairman of our board of directors since December 2020. Mr. Wu also served as Opendoor Labs Inc.’s Chief Executive Officer and as a member of Opendoor Labs Inc.'s board of directors from April 2014 to December 2020. Prior to Opendoor Labs Inc., Mr. Wu founded and served as the Chief Executive Officer of Movity.com, a geo-data analytics company acquired by Trulia in 2011. Mr. Wu previously co-founded RentAdvisor.com, an apartment search company specializing in lead generation, which was later acquired by Apartment List. Mr. Wu is a venture partner at Resolute Ventures, a venture capital firm, and an advisor for Watsi, a nonprofit healthcare crowdsourcing platform. Mr. Wu holds a B.S. in Economics from University of Arizona. We believe that Mr. Wu is qualified to serve as a member of our board of directors due to the perspective and experience he brings as our Chief Executive Officer and as a co-founder and his extensive experience in real estate and technology and managing companies.
Adam Bain. Adam Bain has served on our board of directors since December 2020 and previously served as a member of SCH’s board of directors until December 2020. Mr. Bain is a co-managing partner of 01 Advisors, a venture capital firm targeting high-growth technology companies that are making the transition from building a product to building a company, since co-founding the firm in January 2018. Mr. Bain served as a director of IPOA from September 2017 until the consummation of its business combination with Virgin Galactic in October 2019, and continues to serve as a member of Virgin Galactic’s board of directors, where he serves as chair of the nominating and corporate governance committee and a member of the compensation committee. Since November 2016, Mr. Bain has also been an independent advisor and investor in select growth-stage companies. Previously, Mr. Bain was the Chief Operating Officer of Twitter from September 2015 until November 2016, and President of Global Revenue & Partnerships from 2010 to September 2015, where he was responsible for the business lines at the public company. Mr. Bain earned his Bachelor of Arts in English Journalism from Miami University, in Ohio. We believe that Mr. Bain is qualified to serve as a member of our board of directors because of his financial experience and his significant operating and technology experience.
Cipora Herman. Cipora Herman has served on our board of directors since December 2020 and previously served as a member of SCH’s board of directors until December 2020. Since January 2021, Ms. Herman has served as the Chief Financial Officer for LA28, The Los Angeles Organizing Committee for the Olympic and Paralympic Games 2028. Ms. Herman has served on the board of directors of ZipRecruiter since October 2018, where she is chair of the audit committee and a member of the compensation committee. Ms. Herman also previously served on the board of directors of Mindbody, Inc., a software-as-a-service company, from October 2016 to February 2019, and Memery, Inc., a technology startup, from April 2015 to January 2021. From February 2017 until June 2018, Ms. Herman served as Chief Financial Officer of Mori, Inc., a social e-reader platform. From October 2012 to April 2016, Ms. Herman served as the Chief Financial Officer of the National Football League’s San Francisco 49ers, a professional sports team. From 2007 to 2012, Ms. Herman served as the Vice President & Treasurer of Facebook, Inc., a social media company. Ms. Herman holds a A.B. in International Relations, an M.A. in

OPENDOOR TECHNOLOGIES INC.
International Development Policy and an M.B.A, each received from Stanford University. We believe that Ms. Herman is qualified to serve as a member of our board of directors because of her financial expertise and experience as a director of publicly and privately held companies.
Jonathan Jaffe. Jonathan Jaffe has served on our board of directors since December 2020 and also served as a member of Opendoor Labs Inc.’s board of directors from June 2018 until December 2020. Mr. Jaffe has served as Co-Chief Executive Officer and Co-President of Lennar Corporation, one of the nation’s largest homebuilders, since November 2020. He has served as a member of the board of directors of Lennar since 2018 (and previously served as a director from 1997 to 2004). He served as Lennar’s President from April 2018 to November 2020 and as Chief Operating Officer from December 2004 to January 2019. Previously, Mr. Jaffe served as Vice President of Lennar from 1994 to April 2018, and prior to that, he served as a Regional President in Lennar’s Homebuilding operations. Mr. Jaffe served as a member of the board of directors of Five Point Holdings, LLC from 2009 to 2020 and currently serves on the board of one privately held company. Mr. Jaffe holds a B.A. in Architecture from the University of Florida. We believe that Mr. Jaffe is qualified to serve as a member of our board of directors because of his extensive knowledge of the housing industry and his deep operating experience.
Pueo Keffer. Pueo Keffer has served on our board of directors since December 2020 and previously served as a member of Opendoor Labs Inc.’s board of directors from October 2015 until December 2020. Mr. Keffer has served as a Managing Director of Access Technology Ventures, the venture capital and growth technology investment arm of Access Industries, since April 2015. From 2009 to April 2015, Mr. Keffer was employed by Redpoint Ventures, most recently as a Partner. Since June 2015, he has served on the board of directors of DigitalOcean Holdings, Inc., a cloud computing platform company. He currently serves on the board of directors of a privately held company. Mr. Keffer holds a B.A. in Economics from Stanford University. We believe that Mr. Keffer is qualified to serve as a member of our board of directors because of his financial experience and extensive experience advising technology companies as a venture capital investor and director of various companies.
Jason Kilar. Jason Kilar has served on our board of directors since December 2020 and also served as a member of Opendoor Labs Inc.’s board of directors from March 2019 until December 2020. Mr. Kilar has served as the Chief Executive Officer of Warner Media, LLC, a media and entertainment company, since May 2020. Mr. Kilar previously co-founded and served as the Chief Executive Officer of Vessel Group, Inc., a video platform company. Prior to Vessel, Mr. Kilar co-founded and served as the Chief Executive Officer of Hulu, LLC, a streaming service company. Mr. Kilar previously served in a variety of senior leadership roles with Amazon.com, Inc., including as Senior Vice President, Worldwide Application Software, and Vice President and General Manager of Amazon’s North American media businesses. Mr. Kilar holds a B.A. in Journalism and Business Administration from University of North Carolina at Chapel Hill and an M.B.A. from Harvard Business School. We believe that Mr. Kilar is qualified to serve as a member of our board of directors because of his extensive experience with technology, high-growth, consumer and digital companies, as highlighted by his experience at Amazon, Hulu, Vessel Group and Warner Media.
John Rice. John Rice has served on our board of directors since March 2021. Mr. Rice is the founder and Chief Executive Officer of Management Leadership for Tomorrow (“MLT”), a national non-profit organization founded in 2001 that fights racial and economic disparities by empowering a new generation of diverse leaders. Prior to MLT, Mr. Rice was an executive with the National Basketball Association from 1996 to 2000, where he served as managing director of NBA Japan and as director of marketing for Latin America, and with the Walt Disney Company in new business development and marketing. Mr. Rice has served as a member of the board of directors of Walker & Dunlop, a publicly-traded real estate finance company, since 2010, where he also serves as chair of the nominating and corporate governance committee and as a member of the compensation committee. He is also a member of the board of directors of Alpha Partners Technology Merger Corp., a publicly traded special purpose acquisition company formed in 2021. Mr. Rice also serves on the board of directors of a privately held diversified real estate fund and is a member of the Yale University board of trustees. Mr. Rice received a B.A. from Yale University and an M.B.A. from Harvard Business School. We believe that Mr. Rice is qualified to serve as a member of our board of directors because of his executive leadership skills, strategic planning experience, public company experience and extensive expertise in driving talent development and fostering diversity and inclusion efforts across organizations.
Glenn Solomon. Glenn Solomon has served on our board of directors since December 2020 and has also served as a member of Opendoor Labs Inc.’s board of directors from February 2015 until December 2020. Since 2006, Mr. Solomon has been a managing partner of GGV Capital, a venture capital firm. He serves as a director of a number of privately held companies and previously served as a director of Domo, Inc. from August 2017 to March 2019 and currently serves as a director of Hashicorp, Inc. Mr. Solomon holds a B.A. in Public Policy from Stanford University and an M.B.A. from Stanford University. We believe

OPENDOOR TECHNOLOGIES INC.
that Mr. Solomon is qualified to serve as a member of our board of directors because of his extensive experience advising technology companies as a venture capital investor and director of various companies.
Information about our Executive Officers
The following table presents information concerning our executive officers.

Name	Age	Position
Eric Wu	39	Chairman, Co-Founder and Chief Executive Officer
Carrie Wheeler	50	Chief Financial Officer
Andrew Low Ah Kee	41	President
Daniel Morillo	48	Chief Investment Officer
The following are brief biographies describing the backgrounds of our executive officers. The biography for Mr. Wu appears above under the heading “Information About Our Directors.”
Carrie Wheeler. Carrie Wheeler has served as our Chief Financial Officer since December 2020. Ms. Wheeler also served as Opendoor Labs Inc.’s Chief Financial Officer since September 2020 and previously served as a member of Opendoor Labs Inc.’s board of directors from October 2019 to September 2020. From 1996 to 2017, Ms. Wheeler was with TPG Global, a global private equity firm, including as a Partner and Head of Consumer / Retail Investing. Ms. Wheeler currently serves on the board of directors and audit committee of Dollar Tree, Inc. and on the board of directors, audit committee and compensation committee of APi Group Corporation. She has previously served on a number of other corporate boards, including Neiman Marcus Group, Inc. and Petco Animal Supplies, Inc. Ms. Wheeler holds a Bachelor of Commerce from Queen’s University.
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
Daniel Morillo. Daniel Morillo has served as our Chief Investment Officer since January 2021. Prior to joining Opendoor, Mr. Morillo served as a Managing Director and Head of Quantitative Research at Citadel between September 2015 and December 2020. Mr. Morillo previously served as the Global Head of Investment Research for Incapture Investments and the co-head of BlackRock’s Model and Portfolio Solutions group. Mr. Morillo holds a B.S. degree in economics from Universidad San Fran de Quito, an M.S. degree in statistics from the University of Illinois, and a Ph.D. in econometrics from the University of Illinois.
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

OPENDOOR TECHNOLOGIES INC.
Item 11. Executive Compensation.
The information required by this Item 11 will be included in our definitive proxy statement for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) and is incorporated herein by reference. The 2022 Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized For Issuance under Equity Compensation Plans (as of December 31, 2021)

Plan category:	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights		Number of Securities Available for Future Issuance Under Equity Compensation Plans (excludes securities reflected in first column)
Equity compensation plans approved by security holders(1)	—		—		18,445,460	(2)
Restricted Stock Units	53,446,163	(3)	—		—
Options to Purchase Common Stock	14,545,885	(4)	$2.1191	(5)	—
Equity compensation plans not approved by security holders	—		—		—
Total	67,992,048		$2.1191		18,445,460
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
(3) Consists of 26,919,980 outstanding restricted stock units under the 2014 Plan and 26,526,183 outstanding restricted stock units under the 2020 Plan.
(4) Consists of 14,395,885 outstanding options to purchase stock under the 2014 Plan and 150,000 outstanding options under the 2020 Plan.
(5) As of December 31, 2020, the weighted-average exercise price of outstanding options under the 2014 Plan was $1.9849 and the weighted-average exercise price of outstanding options under the 2020 Plan was $15.0000.
Other
The remaining information required by this Item 12 will be included under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 will be included in our 2022 Proxy Statement and is incorporated herein by reference.

OPENDOOR TECHNOLOGIES INC.
Item 14. Principal Accountant Fees and Services.
The information required by this Item 14 about our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), will be included in our 2022 Proxy Statement and is incorporated herein by reference.

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
3.Exhibits †
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of September 15, 2020, by and among Social Capital Hedosophia Corp. II, Hestia Merger Sub Inc. and Opendoor Labs Inc.	8-K	001-39253	2.1	09/17/2020
3.1	Certificate of Incorporation of Opendoor Technologies Inc.	8-K	001-39253	3.1	12/18/2020
3.2	Bylaws of Opendoor Technologies Inc.	S-1/A	333-251529	3.3	01/15/2021
4.1	Specimen Common Stock Certificate of Opendoor Technologies Inc.	S-4/A	333-249302	4.5	11/06/2020
4.2	Warrant Agreement, dated April 27, 2020, between Social Capital Hedosophia Holdings Corp. II. and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39253	4.1	04/30/2020
4.3	Amendment to Warrant Agreement, dated March 22, 2021, between Opendoor Technologies Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent	10-Q	001-39253	4.3	05/12/2021
4.4	Indenture, dated as of August 20, 2021, between Opendoor Technologies Inc. and U.S. Bank National Association, as trustee	8-K	001-39253	4.1	08/24/2021
4.5	Description of Securities	10-K	001-39253	4.3	03/04/2021
10.1	Sponsor Support Agreement, dated September 15, 2020, by and among SCH Sponsor II LLC, the Company, each officer and director of the Registrant and Opendoor Labs Inc.	8-K/A	001-39253	10.2	09/17/2020
10.2	Opendoor Holders Support Agreement, dated September 15, 2020, by and among the Company, Opendoor Labs Inc. and certain stockholders of Opendoor Labs Inc.	8-K/A	001-39253	10.3	09/17/2020

OPENDOOR TECHNOLOGIES INC.

Exhibit No.		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.3		Form of Subscription Agreement, by and between the Registrant and the undersigned subscriber party thereto	8-K/A	001-39253	10.1	09/17/2020
10.4		Amended and Restated Registration Rights Agreement, dated December 18, 2020, by and among the Company, SCH Sponsor II LLC, certain former stockholders of Opendoor Labs Inc., Cipora Herman, David Spillane and ChaChaCha SPAC B, LLC, Hedosophia Group Limited and 010118 Management, L.P.	8-K	001-39253	10.14	12/18/2020
10.5		Convertible Notes Exchange Agreement, dated as of September 14, 2020, by and among Opendoor Labs Inc. and the holders party thereto	S-4	333-249302	10.5	10/05/2020
10.6		Form of Indemnification Agreement	8-K	001-39253	10.1	12/18/2020
10.7	#	Opendoor Labs Inc. 2014 Stock Plan	S-4	333-249302	10.18	10/05/2020
10.8	#	Form of Notice of Restricted Stock Unit Grant and RSU Terms and Conditions Under 2014 Stock Plan	S-4	333-249302	10.19	10/05/2020
10.9	#	Form of Notice of Stock Option Grant and Stock Option Agreement under 2014 Stock Plan	S-4/A	333-249302	10.20	11/25/2020
10.10	#	Opendoor Technologies Inc. 2020 Incentive Award Plan	8-K	001-39253	10.3	12/18/2020
10.11	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2020 Incentive Award Plan	10-K	001-39253	10.11	03/04/2021
10.12	#	Form of Option Agreement under the 2020 Incentive Award Plan	10-Q	001-39253	10.1	11/10/2021
10.13	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Canada) under 2020 Incentive Award Plan	10-Q	001-39253	10.1	08/11/2021
10.14	#	Opendoor Technologies Inc. 2020 Employee Stock Purchase Plan	8-K	001-39253	10.4	12/18/2020
10.15	#	Opendoor Technologies Inc. 2020 Employee Stock Purchase Plan (amended and restated effective as of December 7, 2021)					*
10.16	#	Offer Letter, dated as of October 20, 2020, by and between Opendoor Labs Inc. and Daniel Morillo					*
10.17	#	Amended and Restated Continued Employment Letter Agreement, dated as of September 14, 2020, by and between Opendoor Labs Inc. and Eric Wu	S-4/A	333-249302	10.24	11/27/2020
10.18	#	Offer Letter Agreement, dated as of April 13, 2014, by and between Opendoor Labs Inc. and Ian Wong (as amended September 1, 2020)	S-4/A	333-249302	10.28	11/27/2020
10.19	#	Amendment to Offer Letter Agreement, entered into as of April 13, 2014, by and between Opendoor Labs Inc. and Ian Wong, dated as of September 1, 2020	S-4/A	333-249302	10.29	11/27/2020
10.20	#	Offer Letter Agreement, dated as of September 3, 2020, by and between Opendoor Labs Inc. and Carrie Wheeler	S-4/A	333-249302	10.32	11/27/2020
10.21	#	Offer Letter Agreement, dated as of October 22, 2020, by and between Opendoor Labs Inc. and Andrew Low Ah Kee	8-K	001-39253	10.12	12/18/2020
10.22	#	Offer Letter Agreement, dated as of December 20, 2016, by and between Opendoor Labs Inc. and Elizabeth Stevens	S-1/A	333-251529	10.24	01/13/2021
10.23	#	Retention Bonus Agreement, dated as of September 26, 2019, by and between Opendoor Labs Inc. and Elizabeth Stevens	S-1/A	333-251529	10.25	01/13/2021

OPENDOOR TECHNOLOGIES INC.

Exhibit No.		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.24	#	Opendoor Technologies Inc. Non-Employee Director Compensation Policy	8-K	001-39253	10.13	12/18/2020
10.25		Form of Confirmation of Call Option Transaction	8-K	001-39253	10.1	08/24/2021
21.1		List of subsidiaries of Opendoor Technologies Inc.					*
23.1		Consent of Deloitte & Touche LLP					*
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH		Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104		Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*
________________
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.
†    Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
Item 16. Form 10-K Summary.
None.

OPENDOOR TECHNOLOGIES INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPENDOOR TECHNOLOGIES INC.

Date:	February 24, 2022	By:	/s/ Eric Wu

			Name:	Eric Wu
			Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Eric Wu	Chairman and Chief Executive Officer (Principal Executive Officer)	February 24, 2022
Eric Wu
/s/ Carrie Wheeler	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2022
Carrie Wheeler
/s/ Adam Bain	Director	February 24, 2022
Adam Bain
/s/ Cipora Herman	Director	February 24, 2022
Cipora Herman
/s/ Jonathan Jaffe	Director	February 24, 2022
Jonathan Jaffe
/s/ Pueo Keffer	Director	February 24, 2022
Pueo Keffer
/s/ Jason Kilar	Director	February 24, 2022
Jason Kilar
/s/ John Rice	Director	February 24, 2022
John Rice
/s/ Glenn Solomon	Director	February 24, 2022
Glenn Solomon