Form 10-Q
period 2022-03-31
Opendoor Technologies Inc.
filed 2022-05-05
CIK 1801169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s common stock outstanding as of April 28, 2022 was approximately 624,751,601.

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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition; business strategy and plans; expectations regarding the impact of COVID-19; market opportunity and expansion and objectives of management for future operations, including our statements regarding the benefits and timing of the roll out of new markets, products, or technology; expected diversification of funding sources, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast”, “future”, “intend,” “may,” “might”, “opportunity”, “plan,” “possible”, “potential,” “predict,” “project,” “should,” “strategy”, “strive”, “target,” “will,” or “would”, including their antonyms or other similar terms or expressions may identify forward-looking statements. The absence of these words does not mean that a statement is not forward-looking.
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
•factors relating to our business, operations and financial performance, including:
▪our ability to grow market share in our existing markets or any new markets we may enter;
▪our ability to respond to general economic conditions;
▪the health of the U.S. residential real estate industry;
▪risks associated with our real estate assets and increased competition in the U.S. residential real estate industry;
▪our ability to manage our growth effectively;
▪our ability maintain profitability;
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
As a result of a number of known and unknown risks and uncertainties, including without limitation the important factors described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and on Part I. Item 1A “ Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

		March 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$2,312	$1,731
Restricted cash		444	847
Marketable securities		464	484
Escrow receivable		58	84
Mortgage loans held for sale pledged under agreements to repurchase		11	7
Real estate inventory, net		4,664	6,096
Other current assets ($4 and $4 carried at fair value)		126	91
Total current assets		8,079	9,340
PROPERTY AND EQUIPMENT – Net		49	45
RIGHT OF USE ASSETS		45	42
GOODWILL		60	60
INTANGIBLES – Net		10	12
OTHER ASSETS ($5 and $5 carried at fair value)		29	7
TOTAL ASSETS	(1)	$8,272	$9,506
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities		$132	$137
Non-recourse asset-backed debt - current portion		2,660	4,240
Other secured borrowings		10	7
Interest payable		6	12
Lease liabilities - current portion		6	4
Total current liabilities		2,814	4,400
NON-RECOURSE ASSET-BACKED DEBT – Net of current portion		2,113	1,862
CONVERTIBLE SENIOR NOTES		955	954
LEASE LIABILITIES – Net of current portion		43	42
Total liabilities	(2)	5,925	7,258
COMMITMENTS AND CONTINGENCIES (See Note 16)
SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 3,000,000,000 shares authorized; 622,918,512 and 616,026,565 shares issued, respectively; 622,918,512 and 616,026,565 shares outstanding, respectively		—	—
Additional paid-in capital		4,028	3,955
Accumulated deficit		(1,677)	(1,705)
Accumulated other comprehensive (loss) income		(4)	(2)
Total shareholders’ equity		2,347	2,248
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$8,272	$9,506
________________
(1)The Company’s consolidated assets at March 31, 2022 and December 31, 2021 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Cash and cash equivalents, $17 and $9; Restricted cash, $435 and $838; Real estate inventory, net, $4,621 and $6,046; Escrow receivable, $55 and $78; Other current assets, $59 and $35; and Total assets of $5,187 and $7,006, respectively.
(2)The Company’s consolidated liabilities at March 31, 2022 and December 31, 2021 include the following liabilities for which the VIE creditors do not have recourse to Opendoor: Accounts payable and other accrued liabilities, $40 and $59; Interest payable, $6 and $11; Current portion of non-recourse asset-backed debt, $2,660 and $4,240; Non-recourse asset-backed debt, net of current portion, $2,113 and $1,862; and Total liabilities, $4,819 and $6,172, respectively.
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are presented in thousands, and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
REVENUE	$5,151	$747
COST OF REVENUE	4,616	650
GROSS PROFIT	535	97
OPERATING EXPENSES:
Sales, marketing and operations	276	69
General and administrative	101	222
Technology and development	40	51
Total operating expenses	417	342
INCOME (LOSS) FROM OPERATIONS	118	(245)
WARRANT FAIR VALUE ADJUSTMENT	—	(15)
INTEREST EXPENSE	(68)	(11)
OTHER (LOSS) INCOME – Net	(22)	1
INCOME (LOSS) BEFORE INCOME TAXES	28	(270)
INCOME TAX EXPENSE	—	—
NET INCOME (LOSS)	$28	$(270)
Net income (loss) per share attributable to common shareholders:
Basic	$0.05	$(0.48)
Diluted	$0.04	$(0.48)
Weighted-average shares outstanding:
Basic	619,137	565,381
Diluted	640,785	565,381

See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
NET INCOME (LOSS)	$28	$(270)
OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized (loss) gain on marketable securities	(2)	—
COMPREHENSIVE INCOME (LOSS)	$26	$(270)
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except number of shares)
(Unaudited)

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount
BALANCE-December 31, 2021	616,026,565	$—	$3,955	$(1,705)	$(2)	$2,248
Vesting of restricted stock	72,918	—	—	—	—	—
Vesting of restricted stock units	4,923,229	—		—	—	—
Exercise of stock options	1,895,800	—	2	—	—	2
Stock-based compensation	—	—	71	—	—	71
Other comprehensive loss	—	—	—	—	(2)	(2)
Net income	—	—	—	28	—	28
BALANCE–March 31, 2022	622,918,512	$—	$4,028	$(1,677)	$(4)	$2,347

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount
BALANCE-December 31, 2020	540,714,692	$—	$2,596	$(1,043)	$—	$1,553
Issuance of common stock in connection with the February 2021 Offering	32,817,421	—	857	—	—	857
Vesting of restricted stock	331,227	—	—	—	—	—
Vesting of restricted stock units	11,736,872	—	—	—	—	—
Exercise of stock options	91,517	—	—	—	—	—
Stock-based compensation	—	—	244	—	—	244
Net loss	—	—	—	(270)	—	(270)
BALANCE–March 31, 2021	585,691,729	$—	$3,697	$(1,313)	$—	$2,384

See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$28	$(270)
Adjustments to reconcile net income (loss) to cash, cash equivalents, and restricted cash provided by (used in) operating activities:
Depreciation and amortization	18	10
Amortization of right of use asset	2	2
Stock-based compensation	67	239
Warrant fair value adjustment	—	15
Gain on settlement of lease liabilities	—	(5)
Inventory valuation adjustment	8	—
Changes in fair value of equity securities	22	—
Net fair value adjustments and gain (loss) on sale of mortgage loans held for sale	(1)	(1)
Origination of mortgage loans held for sale	(46)	(32)
Proceeds from sale and principal collections of mortgage loans held for sale	43	32
Changes in operating assets and liabilities:
Escrow receivable	26	(18)
Real estate inventory	1,416	(375)
Other assets	(28)	(8)
Accounts payable and other accrued liabilities	2	16
Interest payable	(5)	—
Lease liabilities	(2)	(10)
Net cash provided by (used in) operating activities	1,550	(405)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(10)	(4)
Purchase of marketable securities	(28)	(34)
Proceeds from sales, maturities, redemptions and paydowns of marketable securities	22	23
Purchase of non-marketable equity securities	(25)	(10)
Capital returns from non-marketable equity securities	3	—
Net cash used in investing activities	(38)	(25)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2	—
Proceeds from the February 2021 Offering	—	886
Issuance cost of common stock	—	(29)
Proceeds from non-recourse asset-backed debt	2,292	673
Principal payments on non-recourse asset-backed debt	(3,622)	(423)
Proceeds from other secured borrowings	45	31
Principal payments on other secured borrowings	(41)	(31)
Payment of loan origination fees and debt issuance costs	(10)	—
Net cash (used in) provided by financing activities	(1,334)	1,107
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	178	677
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – Beginning of period	2,578	1,506
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	$2,756	$2,183
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid during the period for interest	$68	$9
DISCLOSURES OF NONCASH ACTIVITIES:
Stock based compensation capitalized to internally developed software	$4	$5
RECONCILIATION TO CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$2,312	$2,040
Restricted cash	444	143
Cash, cash equivalents, and restricted cash	$2,756	$2,183
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)

1.DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES
Description of Business
Opendoor Technologies Inc. (the “Company” and “Opendoor”) including its consolidated subsidiaries and certain variable interest entities (“VIEs”), is a leading digital platform for residential real estate. By leveraging software, data science, product design and operations, Opendoor has rebuilt the service model for real estate and has made buying and selling possible on a mobile device. The Company was incorporated in Delaware on December 30, 2013.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements as of March 31, 2022 and December 31, 2021 and for the three month periods ended March 31, 2022 and 2021 include the accounts of Opendoor, its wholly owned subsidiaries and VIEs where the Company is the primary beneficiary. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements herein. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.
The Company was formed through a business combination with Social Capital Hedosophia Holdings Corp. II (“SCH”), a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Business Combination, pursuant to which Opendoor Labs Inc. became a wholly owned subsidiary of SCH and SCH changed its name from “Social Capital Hedosophia Holdings Corp. II” to “Opendoor Technologies Inc.”, was completed on December 18, 2020, and was accounted for as a reverse recapitalization, in accordance with GAAP.
The accompanying interim condensed consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (“Annual Report”) filed on February 24, 2022.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ materially from such estimates. Significant estimates, assumptions and judgments made by management include, among others, the determination of the fair value of common stock, share-based awards, warrants, and inventory valuation adjustment. Management believes that the estimates and judgments upon which they rely are reasonable based upon information available to them at the time that these estimates and judgments are made. To the extent that there are material differences between these estimates and actual results, the Company’s financial statements will be affected.
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
(Unaudited)
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
The Company’s significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 1. Description of Business and Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the three month period ended March 31, 2022, except as noted below.
Investments
The Company’s investments in marketable securities consist of debt securities classified as available-for-sale as well as marketable equity securities. The Company's available-for-sale debt securities are measured at fair value with unrealized gains and losses included in Accumulated other comprehensive income (loss) in shareholder’s equity and realized gains and losses included in Other income.
The Company’s strategic investments consists of a marketable equity security, which is publicly traded, and non-marketable equity securities, which are investments in privately held companies. Marketable equity securities have readily determinable fair values with changes in fair value recorded in Other income. Non-marketable equity securities and equity method investments do not have readily determinable fair values. These securities are accounted for under one of the following accounting methods:
•Equity method: This method is applied when the Company has the ability to exert significant influence over the investee. The securities are recorded at cost and adjusted for the Company’s share of the investee’s earnings or losses, less any dividends received and/or impairments.
•Measurement alternative: This method is followed for all remaining non-marketable equity securities. These securities are recorded at cost minus impairment, if any, adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer.
All realized and unrealized gains and losses or the Company's share of the investee's earnings or losses, including impairment losses, are recognized in Other income. Any dividends on equity method investments are recognized as a reduction of the investment's carrying value. Non-marketable equity securities are reported in Other assets.
The Company assesses whether an impairment loss on its non-marketable equity securities has occurred due to declines in fair value or other market conditions. When the fair value of an equity method investment is less than its carrying value, the Company writes down the investment to fair value when the decline in value is considered to be other than temporary. When the fair value of an investment accounted for using the measurement alternative is less than its carrying value, the Company writes down the investment to its fair value, without the consideration of recovery. See “Note 4 — Cash, Cash Equivalents, and Investments” for further discussion.
Real Estate Inventory
Real estate inventory is carried at the lower of cost or net realizable value and the Company applies the specific identification method whereby each property constitutes the unit of account. Real estate inventory cost includes but is not limited to the property purchase price, acquisition costs and direct costs to renovate or repair the home, less inventory valuation

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
adjustments, if any. Work in progress inventory includes homes undergoing repairs and finished goods inventory includes homes that are listed for sale or under contract for sale. Real estate inventory is reviewed for valuation adjustments at least quarterly. If the carrying amount or basis is not expected to be recovered, an inventory valuation adjustment is recorded to cost of revenue and the related assets are adjusted to their net realizable value.
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment and definite-lived intangible assets, among other long-term assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. The impairment loss recognized for the three months ended March 31, 2022 and 2021 is related to abandonment of property and equipment, impairment and abandonment of certain internally developed software projects, and sublease of certain right of use assets. The impairment loss recognized during the periods presented is as follows (in millions):

	Three Months Ended March 31,
	2022	2021
General and administrative	$—	$1
Technology and development	—	2
Total impairment loss	$—	$3
Stock-Based Compensation
Stock-based compensation awards consist of stock options, restricted stock units (“RSUs”), shares of restricted stock (“Restricted Shares”), and shares issued pursuant the 2020 Employee Stock Purchase Plan ("ESPP").
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
Market Condition RSUs
The Company has granted RSUs with a performance condition, based on a liquidity event, as defined by the share agreement, as well as a market condition to vest. Subject to the employee’s continued services to the Company, the market-based conditions are satisfied upon the Company’s achievement of certain share price milestones calculated based on 60-day volume weighted average.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
For market-based RSUs, the Company determines the grant-date fair value utilizing Monte Carlo simulations, which incorporates various assumptions, including expected stock price volatility, contractual term, dividend yield, and stock price at grant date. The Company estimates the volatility of common stock on the date of grant based on the weighted-average historical stock price volatility of comparable publicly-traded companies. As the Company had no history of dividend payments and had not declared any prospective dividends, a 0% dividend yield was assumed.
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
ESPP
The Company recognizes stock-based compensation expense related to purchase rights granted pursuant to the 2020 ESPP on a straight-line basis over the offering period. The Company estimates the fair value of purchase rights granted under the ESPP using the Black-Scholes option-pricing model.
2.BUSINESS COMBINATIONS
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
On November 3, 2021, the Company acquired the assets of RedDoor HQ Inc. (“RedDoor”) as part of a business combination in exchange for $15 million in cash consideration, of which $2 million is to be paid out one year following the date of closing. The Company acquired the processes, systems and talent of RedDoor, which previously operated an online mortgage brokerage platform. Acquired intangible assets consist of developed technology valued at $3 million, which will be amortized over one year. Goodwill attributed to the RedDoor acquisition was $13 million.
3.REAL ESTATE INVENTORY
The following table presents the components of inventory, net of applicable inventory valuation adjustments, as of the dates presented (in millions):

	March 31, 2022	December 31, 2021
Work in progress	$1,174	$1,971
Finished goods:
Listed for sale	1,848	2,325
Under contract for sale	1,642	1,800
Total real estate inventory	$4,664	$6,096
As of March 31, 2022, the Company was in contract to purchase 8,066 homes for an aggregate purchase price of $3.2 billion.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
4.CASH, CASH EQUIVALENTS, AND INVESTMENTS
The amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents, and marketable securities as of March 31, 2022 and December 31, 2021, are as follows (in millions):

	March 31, 2022
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$91	$—	$—	$91	$91	$—
Money market funds	1,920	—	—	1,920	1,920	—
Time deposit	301	—	—	301	301	—
Mutual fund	199	—	—	199	—	199
Corporate debt securities	191	—	(4)	187	—	187
Commercial paper	28	—	—	28	—	28
Equity securities	24	—	—	24	—	24
Certificates of deposit	19	—	—	19	—	19
Asset-backed securities	7	—	—	7	—	7
Total	$2,780	$—	$(4)	$2,776	$2,312	$464

	December 31, 2021
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$81	$—	$—	$81	$81	$—
Money market funds	1,350	—	—	1,350	1,350	—
Time deposit	300	—	—	300	300	—
Corporate debt securities	208	—	(1)	207	—	207
Mutual fund	200	—	—	200	—	200
Equity securities	46	—	—	46	—	46
Commercial paper	15	—	—	15	—	15
Asset-backed securities	7	—	—	7	—	7
Certificates of deposit	5	—	—	5	—	5
Sovereign bonds	4	—	—	4	—	4
Total	$2,216	$—	$(1)	$2,215	$1,731	$484
During the three months ended March 31, 2022, the Company recognized $(22) million of losses in the condensed consolidated statements of operations related to equity securities still held as of March 31, 2022. During the three months ended March 31, 2021, the Company recognized no unrealized gains or losses in the condensed consolidated statements of operations related to equity securities still held as of March 31, 2021.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
A summary of debt securities with unrealized losses aggregated by period of continuous unrealized loss is as follows (in millions):

	Less than 12 Months		12 Months or Greater		Total
March 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Money market funds	$295	$—	$—	$—	$295	$—
Corporate debt securities	186	(4)	—	—	186	(4)
Commercial paper	24	—	—	—	24	—
Certificates of deposit	16	—	—	—	16	—
Asset-backed securities	7	—	—	—	7	—
Total	$528	$(4)	$—	$—	$528	$(4)

	Less than 12 Months		12 Months or Greater		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Money market funds	$259	$—	$—	$—	$259	$—
Corporate debt securities	207	(1)	—	—	207	(1)
Commercial paper	15	—	—	—	15	—
Asset-backed securities	7	—	—	—	7	—
Certificates of deposit	5	—	—	—	5	—
Sovereign bonds	4	—	—	—	4	—
Total	$497	$(1)	$—	$—	$497	$(1)
The scheduled contractual maturities of debt securities as of March 31, 2022 are as follows (in millions):

March 31, 2022	Fair Value	Within 1 Year	After 1 Year through 5 Years
Corporate debt securities	$187	$83	$104
Commercial paper	28	28	—
Certificates of deposit	19	19	—
Asset-backed securities	7	7	—
Total	$241	$137	$104
A summary of non-marketable equity securities and equity method investment balances as of March 31, 2022 and December 31, 2021 are as follows (in millions):

	March 31, 2022	December 31, 2021
Equity method investments	$21	$—
Non-marketable equity securities	5	5
Total	$26	$5
5.VARIABLE INTEREST ENTITIES
The Company utilizes VIEs in the normal course of business to support the Company’s financing needs. The Company determines whether the Company is the primary beneficiary of a VIE at the time it becomes involved with the VIE and reconsiders that conclusion on an on-going basis.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
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
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as of March 31, 2022 and December 31, 2021 (in millions):

	March 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$17	$9
Restricted cash	435	838
Real estate inventory, net	4,621	6,046
Other(1)	114	113
Total assets	$5,187	$7,006
Liabilities
Non-recourse asset-backed debt	$4,773	$6,102
Other(2)	46	70
Total liabilities	$4,819	$6,172
________________
(1)Includes escrow receivable and other current assets.
(2)Includes accounts payable and other accrued liabilities and interest payable.
The creditors of the VIEs generally do not have recourse to the Company’s general credit solely by virtue of being creditors of the VIEs, with the exception of limited guarantees provided by an Opendoor subsidiary for credit facilities. See “Note 6 — Credit Facilities and Long-Term Debt” for further discussion of the recourse obligations with respect to the VIEs.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
6.CREDIT FACILITIES AND LONG-TERM DEBT
The following tables summarize certain details related to the Company's credit facilities and long-term debt as of March 31, 2022 and December 31, 2021 (in millions, except interest rates):

		Outstanding Amount
March 31, 2022	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$236	$—	2.93%	September 23, 2022	December 23, 2022
Revolving Facility 2018-3	750	383	—	2.39%	May 26, 2024	May 26, 2024
Revolving Facility 2019-1	900	663	—	2.99%	June 30, 2023	June 30, 2023
Revolving Facility 2019-2	1,850	870	—	2.49%	July 8, 2023	July 8, 2024
Revolving Facility 2019-3	925	428	—	3.25%	April 5, 2024	April 5, 2025
Revolving Facility 2021-1	125	80	—	2.22%	October 31, 2022	October 31, 2022
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	400	—	400	3.48%	April 1, 2024	April 1, 2025
Term Debt Facility 2021-S2	600	—	500	3.20%	September 10, 2024	September 10, 2025
Term Debt Facility 2021-S3	1,000	—	—	3.75%	January 31, 2027	July 31, 2027
Term Debt Facility 2022-S1	250	—	250	4.07%	March 1, 2025	September 1, 2025
Total	$7,800	$2,660	$1,150
Issuance Costs			(5)
Carrying Value			$1,145

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	3,000	—	1,000	10.00%	April 1, 2025	April 1, 2026
Term Debt Facility 2022-M1	500	—	—	10.00%	September 15, 2025	September 15, 2026
Total	$3,500	$—	$1,000
Issuance Costs			(32)
Carrying Value			$968

Total Non-Recourse Asset-backed Debt	$11,300	$2,660	$2,113

Recourse Debt - Other Secured Borrowings:
Mortgage Financing
Repo Facility 2019-R1	$100	$10	$—	2.00%	May 26, 2022	May 26, 2022
Total Recourse Debt	$100	$10	$—

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)

	Outstanding Amount
December 31, 2021	Current	Non-Current	Weighted Average Interest Rate
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$759	$—	2.84%
Revolving Facility 2018-3	673	—	2.39%
Revolving Facility 2019-1	648	—	2.84%
Revolving Facility 2019-2	1,149	—	2.52%
Revolving Facility 2019-3	886	—	3.25%
Revolving Facility 2021-1	125	—	2.15%
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	—	400	3.48%
Term Debt Facility 2021-S2	—	500	3.20%
Term Debt Facility 2021-S3	—	—	3.75%
Total	$4,240	$900
Issuance Costs		(3)
Carrying Value		$897

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	$—	$1,000	10.00%
Total	$—	$1,000
Issuance Costs		(35)
Carrying Value		$965

Total Non-Recourse Asset-backed Debt	$4,240	$1,862

Recourse Debt - Other Secured Borrowings:
Mortgage Financing
Repo Facility 2019-R1	$7	$—	1.84%
Total Recourse Debt	$7	$—
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
As of March 31, 2022, the Company had total borrowing capacity with respect to the Company’s non-recourse asset- backed debt of $11.3 billion. Borrowing capacity amounts under non-recourse asset-backed debt as reflected in the table above are in some cases not fully committed and any borrowings above the fully committed amounts are subject to the applicable lender’s discretion. As of March 31, 2022, the Company had fully committed borrowing capacity with respect to the Company’s non-recourse asset-backed debt of $8.4 billion.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
Asset-backed Senior Revolving Credit Facilities
The Company classifies the senior revolving credit facilities as current liabilities on the Company’s condensed consolidated balance sheets as amounts drawn to acquire and renovate homes are required to be repaid as the related real estate inventory is sold, which the Company expects to occur within 12 months.
Borrowing capacity amounts under the senior revolving credit facilities as reflected in the table above are in some cases not fully committed and any borrowings above the fully committed amounts are subject to the applicable lender’s discretion. As of March 31, 2022, the Company had fully committed borrowing capacity with respect to the Company’s senior revolving credit facilities of $4.0 billion.
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
Borrowings under the senior revolving credit facilities accrue interest at a Benchmark reference rate ("Benchmark Rate"), which may be based on London Interbank Offered Rate ("LIBOR") or the secured overnight financing rate ("SOFR"), plus a margin that varies by facility. The Company may also pay fees on certain unused portions of the committed borrowing capacity, as defined in the respective credit agreements. The Company’s senior revolving credit facility arrangements typically include upfront fees that may be paid at execution of the applicable agreements or be earned at execution and payable over time. These facilities are generally fully prepayable at any time without penalty other than customary Benchmark Rate breakage costs.
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
Asset-backed Senior Term Debt Facilities
The Company classifies its senior term debt facilities as non-current liabilities on the Company’s condensed consolidated balance sheets because its borrowings under these facilities are generally not required to be repaid until the final maturity date.
Borrowing capacity amounts under the senior term debt facilities as reflected in the table above are in some cases not fully committed and any borrowings above the fully committed amounts are subject to the applicable lender’s discretion. Any amounts repaid reduce total borrowing capacity as repaid amounts are not available to be reborrowed. As of March 31, 2022, the Company had fully committed borrowing capacity with respect to the Company’s senior term debt facilities of $1.9 billion. The total outstanding amount presented above includes $1.2 billion of non-current liabilities; the carrying value of the non-current liabilities is reduced by issuance costs of $5 million.
The senior term debt facilities are typically structured with an initial withdrawal period up to 60 months during which the outstanding principal amounts are generally not required to be repaid when homes financed through those facilities are sold and instead are intended to remain outstanding until final maturity for each facility. Outstanding amounts drawn under each senior term debt facility are required to be repaid on the facility maturity date or earlier if accelerated due to an event of default or other mandatory repayment event. The final maturity dates and withdrawal period end dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. These facilities may also have extensions subject to lender discretion that are not reflected in the table above.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
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
The senior term debt facilities have aggregated property borrowing bases, which increase or decrease based on the cost and the value of the properties financed under a given facility, the time those properties are in the Company’s possession and the amount of cash collateral pledged by the SPE borrowers. The borrowing bases for a given facility may be reduced as properties age beyond certain thresholds and any borrowing base deficiencies may be satisfied through contributions of additional properties, cash or through partial repayment of the facility.
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
Borrowing capacity under the mezzanine term debt facilities as reflected in the table above are not fully committed and any borrowings above the fully committed amounts are subject to the applicable lender’s discretion. Any amounts repaid reduce total borrowing capacity as repaid amounts are not available to be reborrowed. As of March 31, 2022, the Company had fully committed borrowing capacity with respect to the Company’s mezzanine term debt facilities of $2.5 billion. The total outstanding amount presented above includes $1.0 billion of non-current liabilities; the carrying value of the non-current liabilities is reduced by issuance costs of $32 million.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
The terms of these inventory financing facilities and related financing documents require Opendoor to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to equity). As of March 31, 2022, the Company was in compliance with all financial covenants and no event of default had occurred.
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
As of March 31, 2022, the Repurchase Agreement has a borrowing capacity of $100 million, of which $20 million is fully committed. The Repurchase Agreement includes customary representations and warranties, covenants and provisions regarding events of default. As of March 31, 2022, $11 million in mortgage loans were financed under the facility, and Opendoor was in compliance with all financial covenants and no event of default had occurred.
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
Convertible Senior Notes
In August 2021, the Company issued 0.25% senior notes due in 2026 (the “2026 Notes”) with an aggregate principal amount of $978 million. The tables below summarizes certain details related to the 2026 Notes (in millions, except interest rates):

March 31, 2022	Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2026 Notes	$978	$(23)	$955

March 31, 2022	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	Semi-Annual Interest Payment Dates	Conversion Rate	Conversion Price
2026 Notes	August 15, 2026	0.25%	0.77%	February 15; August 15	51.9926	$19.23
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
For the three months ended March 31, 2022, total interest expense on the Company's convertible senior notes was $2 million, with coupon interest of $1 million and amortization of debt issuance costs of $1 million.
Capped Calls
In August 2021, in connection with the issuance of the 2026 Notes, the Company purchased capped calls (the “Capped Calls”) from certain financial institutions at a cost of $119 million. The Capped Calls cover, subject to customary adjustments, the number of shares of the Company's common stock underlying the 2026 Notes. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event of a conversion of the 2026 Notes settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2026 Notes its common stock price exceeds the conversion price. The Capped Calls have an initial strike price of $19.23 per share and an initial cap price of $29.59 per share or a cap price premium of 100%.
7.FAIR VALUE DISCLOSURES
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

March 31, 2022	Balance at Fair Value	Level 1	Level 2	Level 3
Marketable securities:
Mutual fund	$199	$199	$—	$—
Corporate debt securities	187	—	187	—
Commercial paper	28	—	28	—
Equity securities	24	24	—	—
Certificates of deposit	19	—	19	—
Asset-backed securities	7	—	7	—
Mortgage loans held for sale pledged under agreements to repurchase	11	—	11	—
Other current assets:
Mortgage loans held for sale	3	—	3	—
Total assets	$478	$223	$255	$—

December 31, 2021	Balance at Fair Value	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$207	$—	$207	$—
Mutual fund	200	200	—	—
Equity securities	46	46	—	—
Commercial paper	15	—	15	—
Asset-backed securities	7	—	7	—
Certificates of deposit	5	—	5	—
Sovereign bonds	4	—	4	—
Mortgage loans held for sale pledged under agreements to repurchase	7	—	7	—
Other current assets:
Mortgage loans held for sale	4	—	4	—
Total assets	$495	$246	$249	$—

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

	March 31, 2022
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$2,312	$2,312	$2,312	$—
Restricted cash	444	444	444	—
Liabilities:
Non-recourse asset-backed debt	$4,773	$4,810	$—	$4,810
Other secured borrowings	10	10	—	10
Convertible senior notes	955	767	—	767

	December 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$1,731	$1,731	$1,731	$—
Restricted cash	847	847	847	—
Liabilities:
Non-recourse asset-backed debt	$6,102	$6,140	$—	$6,140
Other secured borrowings	7	7	—	7
Convertible senior notes	954	1,019	—	1,019

8.PROPERTY AND EQUIPMENT
Property and equipment as of March 31, 2022 and December 31, 2021, consisted of the following (in millions):

	March 31, 2022	December 31, 2021
Internally developed software	$81	$71
Computers	12	11
Security systems	12	10
Furniture and fixtures	3	3
Software implementation costs	3	3
Leasehold improvements	2	2
Office equipment	2	2
Total	115	102
Accumulated depreciation and amortization	(66)	(57)
Property and equipment – net	$49	$45
Depreciation and amortization expense of $9 million and $6 million was recorded for the three months ended March 31, 2022 and 2021, respectively.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
9.GOODWILL AND INTANGIBLE ASSETS
There were no additions to goodwill for the three months ended March 31, 2022. For the year ended December 31, 2021 the carrying amount of goodwill increased by $29 million due to the acquisitions as stated in “Note 2 — Business Combinations”. No impairment of goodwill was identified for the three months ended March 31, 2022 and 2021.
Intangible assets subject to amortization consisted of the following as of March 31, 2022 and December 31, 2021, respectively (in millions, except years):

March 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Developed technology	$7	$(3)	$4	0.5
Customer relationships	7	(4)	3	2.4
Trademarks	5	(2)	3	2.4
Intangible assets – net	$19	$(9)	$10

December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Developed technology	$7	$(2)	$5	0.7
Customer relationships	7	(3)	4	2.7
Trademarks	5	(2)	3	2.7
Intangible assets – net	$19	$(7)	$12
Amortization expense for intangible assets was $2 million and $1 million for the three months ended March 31, 2022 and 2021, respectively.
As of March 31, 2022, expected amortization of intangible assets is as follows:

Fiscal Years	(In millions)
Remainder of 2022	$6
2023	2
2024	2
Total	$10
10.SHAREHOLDERS’ EQUITY
On February 9, 2021, the Company completed an underwritten public offering (the “February 2021 Offering”) in which the Company sold 32,817,421 shares of its common stock at a public offering price of $27.00 per share, including the exercise in full by the underwriters of their option to purchase up to 4,280,533 additional shares of common stock, which was completed on February 11, 2021. The Company received aggregate net proceeds from the February 2021 Offering of approximately $859 million after deducting underwriting discounts and commissions and offering expenses payable by the Company upon closing. The February 2021 Offering satisfied the liquidity event vesting condition of certain restricted stock units (“RSUs”). For further information on the RSUs, see “Note 11 — Share-Based Awards”.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
11.SHARE-BASED AWARDS
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
A summary of the stock option activity for the three months ended March 31, 2022, is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance-December 31, 2021	14,546	$2.12	4.7	$182
Granted	—	—
Exercised	(1,896)	1.18
Forfeited	(33)	2.87
Expired	(35)	1.42
Balance-March 31, 2022	12,582	$2.26	4.4	$81
Exercisable-March 31, 2022	11,354	$1.95	4.2	$76
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
A summary of the RSU activity for the three months ended March 31, 2022, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested and outstanding-December 31, 2021	53,446	$17.35
Granted	9,009	9.75
Vested	(4,923)	9.27
Forfeited	(878)	15.04
Unvested and outstanding-March 31, 2022	56,654	$16.88
Restricted Shares
The Company has granted Restricted Shares to certain continuing employees, primarily in connection with acquisitions. The Restricted Shares vest upon satisfaction of a service condition, which generally ranges from three to four years.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
A summary of the Restricted Shares activity for the three months ended March 31, 2022 is as follows:

	Number of Restricted Shares (in thousands)	Average Grant-Date Fair Value
Unvested-December 31, 2021	692	$3.91
Granted	—	—
Vested	(69)	3.02
Unvested-March 31, 2022	623	$4.01
ESPP
The first offering period for the Company's 2020 ESPP began on March 1, 2022. The ESPP, pursuant to Internal Revenue Code Section 423, allows eligible participants to purchase shares using payroll deductions of up to 15% of their total compensation, subject to a $25,000 calendar year limitation on contributions. The Company has limited the maximum number of shares to be purchased in an offering period to 1,000 shares per employee. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount on the lower price of either (i) the offer period start date or (ii) the purchase date. Each offering period is six months in duration. ESPP employee payroll contributions withheld as of March 31, 2022 were $1 million and are included within Accounts payable and other accrued liabilities in the condensed consolidated balance sheets. Payroll contributions withheld as of March 31, 2022 will be used to purchase shares at the end of the current ESPP purchase period ending on August 31, 2022.
The fair value of ESPP purchase rights is estimated at the date of grant using the Black-Scholes option-pricing valuation model. The following assumptions were applied in the model to estimate the grant-date fair value of the ESPP for the initial offering period that began on March 1, 2022.

2022
Fair value	$3.55
Volatility	101.4%
Risk-free rate	0.60%
Expected life (in years)	0.5
Expected dividend	$—
As of March 31, 2022, total estimated unrecognized compensation expense related to the ESPP was $1 million. That cost is expected to be recognized over the remaining term of the offering period of 5 months.
Stock-based compensation expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function as presented in the condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, as follows (in millions):

	Three Months Ended March 31,
	2022	2021
General and administrative	51	197
Sales, marketing and operations	4	7
Technology and development	12	35
Total stock-based compensation expense	$67	$239
During the three months ended March 31, 2022, no market condition awards satisfied their market condition.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
As of March 31, 2022, there was $632 million of unamortized stock-based compensation costs related to unvested RSUs, stock options, and Restricted Shares. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.8 years.
12.WARRANTS
Public and Sponsor Warrants
In connection with the Business Combination, on January 12, 2021, the Company filed a Registration Statement on Form S-1. This Registration Statement relates to the issuance of an aggregate of up to 19,933,333 shares of common stock issuable upon the exercise of its publicly-traded warrants. The warrants issued as part of SCH's initial public offering are the “Public Warrants” and warrants sold privately to the sponsor of SCH are the "Sponsor Warrants." On July 9, 2021, the Company completed the redemption of all of its outstanding Public and Sponsor Warrants to purchase shares of the Company's common stock, par value $0.0001 per share, that were issued under the Warrant Agreement, dated April 27, 2020. Of the 13,799,947 Public Warrants that were outstanding as of the time of the Business Combination, 874,739 were exercised for cash at an exercise price of $11.50 per share of Common Stock and 12,521,776 were exercised on a cashless basis in exchange for an aggregate of 4,452,659 shares of Common Stock. In addition, of the 6,133,333 Sponsor Warrants that were outstanding as of the date of the Business Combination, 1,073,333 were exercised for cash at an exercise price of $11.50 per share of Common Stock and 5,060,000 were exercised on a cashless basis in exchange for an aggregate of 1,799,336 shares of Common Stock. Total cash proceeds to the Company generated from exercises of the Warrants were $22 million. In connection with the redemption, the Public Warrants stopped trading on the Nasdaq on July 9, 2021.
The Company recorded a decrease to the warrant fair value adjustment of $15 million for the change in fair value of the Sponsor Warrants for the three months ended March 31, 2021.
13.INCOME TAXES
The Company's tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter.
The Company’s provision for income taxes, which was primarily composed of state tax expense, was $0.3 million for the three months ended March 31, 2022 with an effective tax rate of 1.00%. The Company's provision for income taxes was $0.1 million for the three months ended March 31, 2021 with an effective tax rate of (0.03)%. The effective tax rate differs from the U.S. statutory tax rate primarily due to the recording of a full valuation allowance against the net deferred tax assets.
The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, including a three-year cumulative loss position, the Company believes that based on the weight of available evidence, it is more likely than not that all of the deferred tax assets will not be realized and recorded a full valuation allowance on its net deferred tax assets as of March 31, 2022 and December 31, 2021.
14.RELATED PARTIES
In 2018, an executive early exercised stock options to purchase 1,479,459 shares of unvested common stock at a price per share of $1.01 by issuing a promissory note to the Company for a total price of $1.5 million with an interest rate of 2.31% per annum. On June 29, 2021, the outstanding balance under the promissory note of $1.6 million was repaid in full.
15.NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. During the periods when there is a net income (loss), potentially dilutive common stock equivalents have been excluded from the calculation of diluted net income (loss) per share as their effect is anti-dilutive. No dividends were declared or paid for the three months ended March 31, 2022 or 2021.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
The Company uses the two-class method to calculate net income (loss) per share and apply the more dilutive of the two-class method, treasury stock method or if-converted method to calculate diluted net income (loss) per share. Undistributed earnings for each period are allocated to participating securities, based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. As there is no contractual obligation for participating securities to share in losses, the Company’s basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average shares of common stock outstanding during periods with undistributed losses.
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common shareholders for the three months ended March 31, 2022 and 2021 (in millions, except share amounts which are presented in thousands, and per share amounts):

	Three Months Ended March 31,
	2022	2021
Basic net income (loss) per share:
Numerator:
Net income (loss) attributable to common shareholders – basic	$28	$(270)
Denominator:
Weighted average shares outstanding – basic	619,137	565,381
Basic net income (loss) per share	$0.05	$(0.48)
Diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to common shareholders – diluted	$28	$(270)
Denominator:
Weighted average shares outstanding – basic	619,137	565,381
Plus: Potential common shares:
RSUs	11,043	—
Options	10,104	—
Restricted Shares	501	—
Weighted average shares outstanding - diluted	640,785	565,381
Diluted net income (loss) per share	$0.04	$(0.48)
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended March 31,
	2022	2021
Common Stock Warrants	—	19,933
RSUs	36,034	52,106
Options	150	23,965
Unvested Shares from Early Exercise	—	36
Restricted Shares	—	1,837
Employee Stock Purchase Plan	439	—
Total anti-dilutive securities	36,623	97,877

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
16.COMMITMENTS AND CONTINGENCIES
Lease Commitments
During the three months ended March 31, 2022, the Company did not enter into any material new leases, lease renewals, or lease modifications. On September 25, 2020, the Company exercised an option to early terminate the San Francisco headquarters lease, effective September 30, 2021. In September 2020, the Company did not anticipate returning to the San Francisco space, so the Company accelerated amortization of the right-of-use asset and incurred and paid early termination fees. In January 2021, the Company terminated the San Francisco lease prior to the anticipated termination date of September 30, 2021, which resulted in a $5.2 million gain recognized in the condensed consolidated statements of operations for the three months ended March 31, 2021.
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
In February 2022, the Company met with the FTC Commissioners to explain its responses to the allegations and settlement proposals. Settlement negotiations are ongoing, and settlement or the initiation of an administrative enforcement action by the FTC could occur at any time. The Company has accrued an immaterial amount for this matter. Any settlement could result in material monetary remedies and/or compliance requirements that could have a materially adverse impact on its financial results. The Company cannot make an estimate of the possible loss or range of loss incremental to the amount accrued, if any, resulting from negotiations with the FTC at this time. In the event of litigation, the Company anticipates incurring ongoing legal defense expenses and cannot make an estimate of the possible loss or range of loss incremental to the amount accrued, if any, in the event of an adverse judgment resulting from litigation.
17.SUBSEQUENT EVENTS
The Company has evaluated the impact of events that have occurred subsequent to March 31, 2022, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes, the Company has determined that there are no material subsequent events that would require recognition or disclosure.
*******

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
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
This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” or in other parts of this Quarterly Report on Form 10-Q, and in “Part I - Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”).
Overview
Opendoor’s mission is to empower everyone with the freedom to move and make it possible to buy, sell and move at the tap of a button. We are transforming what has historically been a complex, uncertain, time-consuming and mostly offline process into a simple, online experience. Since our inception in 2014, we have built scalable pricing capabilities, technology-enabled centralized operations, and a suite of digital-first consumer products. These investments have enabled us to help customers buy or sell homes in over 164,000 transactions and expand our footprint to 45 markets across the country. Most importantly, we have grown rapidly while delighting our customers with an experience that brings simplicity, certainty and speed to the home selling and buying process.
Financial Highlights

	Three Months Ended March 31,
(in millions, except percentages, homes sold, number of markets, and homes in inventory)	2022	2021	Change
Revenue	$5,151	$747	$4,404
Homes sold	12,669	2,462	10,207
Gross profit	$535	$97	$438
Gross margin	10.4%	13.0%
Net income (loss)	$28	$(270)	$298
Adjusted Net Income (Loss)	$99	$(21)	$120
Contribution Profit	$332	$76	$256
Contribution Margin	6.4%	10.2%
Adjusted EBITDA	$176	$(2)	$178
Adjusted EBITDA Margin	3.4%	(0.3)%
Number of markets (at period end)	45	27	18
Inventory (at period end)	$4,664	$841	$3,823
Homes in inventory (at period end)	13,360	2,958	10,402
Business Impact of COVID-19
In response to the COVID-19 pandemic and the consequent health risks, we substantially paused purchasing additional homes in March 2020 to safeguard the health and safety of our customers and employees and sold down most of our homes in inventory. After retooling certain operational processes to enable “contactless” transactions, we resumed making offers to purchase homes in select markets in May 2020 and resumed operations across all of our markets by the end of August 2020. We surpassed pre-COVID-19 inventory levels in the second quarter of 2021. While we believe we have adapted our operations to function effectively during the ongoing COVID-19 pandemic, our business remains sensitive to potential future disruptions of the real estate market caused by COVID-19 and its variants.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
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
Expansion into New Markets
We have expanded into 45 markets as of March 31, 2022. The following table represents the number of markets as of the periods presented:

	March 31,	Year Ended December 31,
(in whole numbers)	2022	2021	2020	2019
Number of markets (at period end)	45	44	21	21
We launched one new market in the first quarter of 2022, adding to the 23 markets launched in 2021. We have honed our market launch playbook by centralizing many of our core pricing, operations, and customer service functions, enabling us to launch new markets more efficiently and quickly in the future. For example, we are generally able to launch a market with only a small field team focused on home renovation oversight, with all other key functions managed centrally.
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
We have historically made substantial investments to support our market launches, which tends to impact both Contribution Margin and Adjusted EBITDA as these new markets mature. We expect such investments to continue as we launch additional markets.
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
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
•Lowering platform costs through process refinement, greater automation and self-service, and more efficient forms of financing.
Inventory Management
Effectively managing our overall inventory position is critical to our financial performance. Since our inception, we have prioritized investment in our pricing capabilities across our home acquisition processes and our forecasting and resale systems, and will continue to do so. As part of our overall risk management framework, we consider both individual market and aggregate portfolio exposures. We typically seek to maximize the resale margin performance of our inventory while balancing sell-through rates, holding periods, and portfolio aging. Similarly, we evaluate our portfolio health metrics relative to the broader market (as observed on the multiple listing services (“MLS”)) as another key indicator of inventory management performance. One such metric is our percentage of homes “on the market” for greater than 120 days (as measured from initial listing date). As of March 31, 2022, such homes represented 7% of our portfolio, compared to 24% for the broader market when filtered for the types of homes we are able to underwrite and acquire in a given market based on characteristics such as price range, home type, home location, year built and lot size (defined as our “Buybox”.)
Inventory Financing
Our business model is working capital intensive and inventory financing is a key enabler of our growth. We primarily rely on our access to non-recourse asset-backed debt, which consists of asset-backed senior debt facilities and asset-backed mezzanine term debt facilities, to finance our home acquisitions. See “—Liquidity and Capital Resources — Debt and Financing Arrangements.”
Seasonality
The residential real estate market is seasonal, with greater demand and home price appreciation from home buyers in the spring and summer, and typically weaker demand and lower home price appreciation in late fall and winter. We expect our financial results and working capital requirements to reflect seasonal variations over time, although our growth and market expansion have obscured the impact of seasonality in our historical financials and may continue to do so. That said, we generally expect stronger sequential revenue growth in the first quarter of the year versus the third and fourth quarters.
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
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
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
Adjusted Gross Profit / Margin
We calculate Adjusted Gross Profit as gross profit under GAAP adjusted for (1) inventory valuation adjustment in the current period, and (2) inventory valuation adjustment in prior periods. Inventory valuation adjustment in the current period is calculated by adding back the inventory valuation adjustments recorded during the period on homes that remain in inventory at period end. Inventory valuation adjustment in prior periods is calculated by subtracting the inventory valuation adjustments recorded in prior periods on homes sold in the current period. We define Adjusted Gross Margin as Adjusted Gross Profit as a percentage of revenue. See “—Critical Accounting Policies and Estimates— Real Estate Inventory” for detailed discussion of inventory valuation adjustment.
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
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table presents a reconciliation of our Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest to our gross profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
(in millions, except percentages)	2022	2021
Gross profit (GAAP)	$535	$97
Gross Margin	10.4%	13.0%
Adjustments:
Inventory valuation adjustment – Current Period(1)(2)	8	—
Inventory valuation adjustment – Prior Periods(1)(3)	(31)	—
Adjusted Gross Profit	$512	$97
Adjusted Gross Margin	9.9%	13.0%
Adjustments:
Direct selling costs(4)	(136)	(18)
Holding costs on sales – Current Period(5)(6)	(16)	(2)
Holding costs on sales – Prior Periods(5)(7)	(28)	(1)
Contribution Profit	$332	$76
Contribution Margin	6.4%	10.2%
Adjustments:
Interest on homes sold – Current Period(8)(9)	(16)	(2)
Interest on homes sold – Prior Periods(8)(10)	(26)	(1)
Contribution Profit After Interest	$290	$73
Contribution Margin After Interest	5.6%	9.8%
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
(5)Holding costs include mainly property taxes, insurance, utilities, homeowners association dues, cleaning and maintenance costs. Holding costs are included in Sales, marketing, and operations on the Condensed Consolidated Statements of Operations.
(6)Represents holding costs incurred in the period presented on homes sold in the period presented.
(7)Represents holding costs incurred in prior periods on homes sold in the period presented.
(8)This does not include interest on mezzanine term debt facilities or other indebtedness. See “— Liquidity and Capital Resources — Debt and Financing Arrangements.”
(9)Represents the interest expense under our asset-backed senior debt facilities incurred during the period on homes sold in the current period.
(10)Represents the interest expense under our asset-backed senior debt facilities incurred during prior periods on homes sold in the current period.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
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
Adjusted Net Income (Loss) and Adjusted EBITDA are supplemental measures of our operating performance and have important limitations. For example, these measures exclude the impact of certain costs required to be recorded under GAAP. These measures also include inventory valuation adjustments that were recorded in prior periods under GAAP and exclude, in connection with homes held in inventory at the end of the period, inventory valuation adjustments required to be recorded under GAAP in the same period. These measures could differ substantially from similarly titled measures presented by other companies in our industry or companies in other industries. Accordingly, these measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. We include a reconciliation of these measures to the most directly comparable GAAP financial measure, which is net income (loss).
Adjusted Net Income (Loss)
We calculate Adjusted Net Income (Loss) as GAAP net income (loss) adjusted to exclude non-cash expenses of stock-based compensation, marketable equity securities fair value adjustment, warrant fair value adjustment, and intangibles amortization expense. It also excludes non-recurring gain on lease termination and legal contingency accrual. Adjusted Net Income (Loss) also aligns the timing of inventory valuation adjustments recorded under GAAP to the period in which the related revenue is recorded in order to improve the comparability of this measure to our non-GAAP financial measures of unit economics, as described above. Our calculation of Adjusted Net Income (Loss) does not currently include the tax effects of the non-GAAP adjustments because our taxes and such tax effects have not been material to date.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table presents a reconciliation of our Adjusted Net Income (Loss) and Adjusted EBITDA to our net income (loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
(in millions, except percentages)	2022	2021
Net income (loss) (GAAP)	$28	$(270)
Adjustments:
Stock-based compensation	67	239
Equity securities fair value adjustment(1)	22	—
Warrant fair value adjustment(1)	—	15
Intangibles amortization expense(2)	2	—
Inventory valuation adjustment – Current Period(3)(4)	8	—
Inventory valuation adjustment — Prior Periods(3)(5)	(31)	—
Gain on lease termination	—	(5)
Legal contingency accrual	3	—
Adjusted Net Income (Loss)	$99	$(21)
Adjustments:
Depreciation and amortization, excluding amortization of intangibles and right of use assets	9	9
Property financing(6)	58	7
Other interest expense(7)	10	4
Interest income(8)	—	(1)
Adjusted EBITDA	$176	$(2)
Adjusted EBITDA Margin	3.4%	(0.3)%
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
(4)Inventory valuation adjustment — Current Period is the inventory valuation adjustments recorded during the period presented associated with homes that remain in inventory at period end.
(5)Inventory valuation adjustment — Prior Periods is the inventory valuation adjustments recorded in prior periods associated with homes that sold in the period presented.
(6)Includes interest expense on our non-recourse asset-backed debt facilities.
(7)Includes amortization of debt issuance costs and loan origination fees, commitment fees, unused fees, other interest related costs on our asset-backed debt facilities, interest expense related to the 2026 convertible senior notes outstanding, and interest expense on other secured borrowings.
(8)Consists mainly of interest earned on cash, cash equivalents and marketable securities.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
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
Cost of Revenue
Cost of revenue includes the property purchase price, acquisition costs and direct costs to renovate or repair the home. These costs are accumulated in real estate inventory during the property holding period and charged to cost of revenue under the specific identification method when the property is sold. Real estate inventory is reviewed for valuation adjustments at least quarterly. If the carrying amount or basis is not expected to be recovered, an inventory valuation adjustment is recorded to cost of revenue and the related assets are adjusted to their net realizable value. Additionally, for our revenue other than home sales revenue, cost of revenue consists of any costs incurred in delivering the service, including associated headcount expenses such as salaries, benefits and stock-based compensation.
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
Warrant Fair Value Adjustment
Warrant fair value adjustment consists of unrealized gains and losses as a result of marking our Sponsor Warrants, assumed upon closing of the Businesss Combination, to fair value at the end of each reporting period. On July 9, 2021, the Company completed the redemption of all of its outstanding Sponsor Warrants.
Interest Expense
Interest expense consists primarily of interest paid or payable and the amortization of debt discounts and debt issuance costs. Interest expense varies period over period, primarily due to fluctuations in our inventory volumes and changes in the

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Benchmark Rate, which impact the interest incurred on our senior revolving credit facilities (see “— Liquidity and Capital Resources — Debt and Financing Arrangements”).
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
Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Three Months Ended March 31,		Change in
(in thousands, except percentages)	2022	2021	$	%
Revenue	$5,151	$747	$4,404	590%
Cost of revenue	4,616	650	3,966	610%
Gross profit	535	97	438	452%
Operating expenses:
Sales, marketing and operations	276	69	207	300%
General and administrative	101	222	(121)	(55)%
Technology and development	40	51	(11)	(22)%
Total operating expenses	417	342	75	22%
Income (loss) from operations	118	(245)	363	(148)%
Warrant fair value adjustment	—	(15)	15	(100)%
Interest expense	(68)	(11)	(57)	518%
Other income-net	(22)	1	(23)	N/M
Income (loss) before income taxes	28	(270)	298	(110)%
Income tax expense	—	—	—	N/M
Net income (loss)	$28	$(270)	$298	(110)%
N/M - Not meaningful.

Revenue
Revenue increased by $4.4 billion, or 590%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase in revenue was primarily attributable to higher sales volumes as well as higher revenue per home. We sold 12,669 homes during the three months ended March 31, 2022, compared to 2,462 homes during the three months ended March 31, 2021, representing an increase of 415% and revenue per home sold increased 34% between periods.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Average resale prices were positively impacted by price mix within markets, overall home price appreciation and Buybox expansion.
Cost of Revenue and Gross Profit
Cost of revenue increased by $4.0 billion, or 610%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. This increase in cost of revenue was primarily attributable to higher sales volumes and a 38% increase in cost of revenue per home as a result of inventory mix, home price appreciation and Buybox expansion. The increase in cost of revenue per home is consistent with the 34% increase in revenue per home.
Gross profit increased from $97 million to $535 million and gross margin decreased from 13.0% to 10.4% for the three months ended March 31, 2021 and March 31, 2022, respectively. For the same periods, Adjusted Gross Margin decreased from 13.0% to 9.9%. Gross margin and Adjusted Gross Margin for the three months ended March 31, 2021 benefited from a fresh book of inventory after the Company sold down its inventory to a low point of $152 million as of September 30, 2020 in response to the COVID-19 pandemic. In addition, our Adjusted Gross Margins for the three months ended March 31, 2021 were elevated due to more conservative underwriting as we initially relaunched operations in the second half of 2020. The decrease in gross margin and Adjusted Gross Margin between the three months ended March 31, 2021 and March 31, 2022 is reflective of the expected moderation in margins as our inventory mix normalized and the elimination of excess conservatism in our underwriting standards. Contribution Margin decreased from 10.2% to 6.4%, due to the reasons noted above as well as increased direct selling and holding costs. See “— Non-GAAP Financial Measures.”
Operating Expenses
Sales, Marketing and Operations. Sales, marketing and operations increased by $207 million, or 300%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily attributable to a $119 million increase in resale transaction costs and broker commissions, consistent with the 415% increase in the number of homes sold. Property holding costs increased by $34 million, consistent with increased inventory levels. Advertising expense increased $25 million, from $24 millon for the three months ended March 31, 2021 to $49 million for the three months ended March 31, 2022 as we increased marketing to drive acquisition volumes in both existing and new markets. Headcount expenses, including salaries and benefits, increased $18 million consistent with the increase in headcount.
General and Administrative. General and administrative decreased by $121 million, or 55%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily attributable to a $146 million reduction in stock-based compensation due to the recognition of expense related to certain restricted stock units ("RSUs") upon the fulfillment of the liquidity event vesting condition satisfied by the February 2021 Offering. The reduction in stock-based compensation is partially offset by an $8 million increase in headcount expenses, including salaries and benefits, consistent with the increase in headcount.
Technology and Development. Technology and development decreased by $11 million, or 22%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease was primarily attributable to a $23 million decrease in stock-based compensation due to the recognition of expense related to certain restricted stock units ("RSUs") upon the fulfillment of the liquidity event vesting condition satisfied by the February 2021 Offering. The reduction in stock-based compensation is partially offset by an $8 million increase in headcount expenses, including salaries and benefits, consistent with the increase in headcount.
Warrant Fair Value Adjustment
Warrant fair value adjustment decreased by $15 million, or 100% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The expense recorded for the three months ended March 31, 2021 was attributable to an increase in the fair value of the Sponsor Warrants of $15 million, which was primarily attributable to the decline in the Company's stock price over this period. On July 9, 2021, the Company completed the redemption of all of its outstanding Sponsor Warrants.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Interest Expense
Interest expense increased by $57 million, or 518%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily attributable to increases in the average outstanding balance of our asset-backed senior debt facilities and mezzanine term debt facilities, which is consistent with our increase in inventory over the same periods.
Other Income — Net
Other income – net decreased by $23 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease is primarily related to a $22 million unrealized fair value adjustment recorded in the three months ended March 31, 2022 to our investment in equity securities.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities. As of March 31, 2022, we had cash and cash equivalents of $2.3 billion, restricted cash of $444 million, and marketable securities of $464 million. The Company had total outstanding balances on our asset-backed debt and other secured borrowings of $4.8 billion and aggregate principal outstanding from Convertible Senior Notes of $978 million. In addition, we had undrawn borrowing capacity of $6.5 billion under our non-recourse asset-backed debt facilities (as described further below), of which $3.9 billion was fully committed.
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
We have incurred losses from inception through December 31, 2021 and had net income for the first time during the three months ended March 31, 2022. We expect to incur additional losses in the future. Our ability to service our debt, fund working capital, business operations and capital expenditures will depend on our ability to generate cash from operating activities, which is subject to our future operating success, and obtain inventory acquisition financing on reasonable terms, which is subject to factors beyond our control, including general economic, political and financial market conditions.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
We primarily use non-recourse asset-backed debt, consisting of asset-backed senior debt facilities and asset-backed mezzanine term debt facilities to provide financing for our real estate inventory purchases and renovations. Our business is capital intensive and maintaining adequate liquidity and capital resources is needed as we continue to scale and accumulate additional inventory. While there can be no assurance that these trends will continue, we have observed increased availability and engagement for this lending product across a variety of financial institutions and we have seen improved terms and an increase in our borrowing capacity in recent years. We actively manage our relationships with multiple financial institutions and seek to optimize duration, flexibility, efficiency and cost of funds.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table summarizes certain details related to our non-recourse asset-backed debt and other secured borrowings as of March 31, 2022(in millions, except interest rates):

		Outstanding Amount
March 31, 2022	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$236	$—	2.93%	September 23, 2022	December 23, 2022
Revolving Facility 2018-3	750	383	—	2.39%	May 26, 2024	May 26, 2024
Revolving Facility 2019-1	900	663	—	2.99%	June 30, 2023	June 30, 2023
Revolving Facility 2019-2	1,850	870	—	2.49%	July 8, 2023	July 8, 2024
Revolving Facility 2019-3	925	428	—	3.25%	April 5, 2024	April 5, 2025
Revolving Facility 2021-1	125	80	—	2.22%	October 31, 2022	October 31, 2022
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	400	—	400	3.48%	April 1, 2024	April 1, 2025
Term Debt Facility 2021-S2	600	—	500	3.20%	September 10, 2024	September 10, 2025
Term Debt Facility 2021-S3	1,000	—	—	3.75%	January 31, 2027	July 31, 2027
Term Debt Facility 2022-S1	250	—	250	4.07%	March 1, 2025	September 1, 2025
Total	$7,800	$2,660	$1,150
Issuance Costs			(5)
Carrying Value			$1,145

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	3,000	—	1,000	10.00%	April 1, 2025	April 1, 2026
Term Debt Facility 2022-M1	500	—	—	10.00%	September 15, 2025	September 15, 2026
Total	$3,500	$—	$1,000
Issuance Costs			(32)
Carrying Value			$968

Total Non-Recourse Asset-backed Debt	$11,300	$2,660	$2,113

Recourse Debt - Other Secured Borrowings:
Mortgage Financing
Repo Facility 2019-R1	$100	$10	$—	2.00%	May 26, 2022	May 26, 2022
Total Recourse Debt	$100	$10	$—
Asset-backed Senior Revolving Credit Facilities
We classify the senior revolving credit facilities as current liabilities on our condensed consolidated balance sheets. In some cases, the borrowing capacity amounts under the asset-backed senior revolving credit facilities as reflected in the table are not fully committed and any borrowings above those amounts are subject to the applicable lender’s discretion. As of March 31, 2022, we had fully committed borrowing capacity with respect to asset-backed senior revolving credit facilities of $4.0 billion.
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
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Asset-backed Senior Term Debt Facilities
We classify our senior term debt facilities as non-current liabilities in our condensed consolidated balance sheets. The carrying value of the non-current liabilities is reduced by issuance costs of $5 million. In some cases, the borrowing capacity amounts under the asset-backed senior term debt facilities as reflected in the table are not fully committed and any borrowings above those amounts are subject to the applicable lender’s discretion. As of March 31, 2022, we had fully committed borrowing capacity with respect to asset-backed senior term debt facilities of $1.9 billion.
The withdrawal period end dates and final maturity dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. Certain of our asset-backed senior term debt facilities also have additional extension options that are subject to lender approval that are not reflected in the table above.
Asset-backed Mezzanine Term Debt Facilities
In addition to the asset-backed senior revolving credit facilities and asset-backed senior term debt facilities, we have issued asset-backed mezzanine term debt facilities which are subordinated to the related senior facilities. As of March 31, 2022, we had fully committed borrowing capacity with respect to asset-backed mezzanine term debt facilities of $2.5 billion. Any borrowings above those amounts are not fully committed and subject to the applicable lender’s discretion.
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
Convertible Senior Notes
In August 2021, we issued the 2026 Notes with an aggregate principal amount of $978 million. The table below summarizes certain details related to our 2026 Notes (in millions):

March 31, 2022	Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2026 Notes	$978	$(23)	$955
See “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 6. Credit Facilities and Long-Term Debt” for additional information regarding our debt and financing arrangements.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in millions)	2022	2021
Net cash provided by (used in) operating activities	$1,550	$(405)
Net cash used in investing activities	$(38)	$(25)
Net cash (used in) provided by financing activities	$(1,334)	$1,107
Net increase in cash, cash equivalents, and restricted cash	$178	$677
Net Cash (Used in) Provided by Operating Activities
Net cash provided by (used in) operating activities was $1.6 billion and $(405) million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, cash provided by operating activities was primarily driven by the $1.4 billion decrease in real estate inventory and net income, net of non-cash items, of $145 million. For

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
the three months ended March 31, 2021, cash used in operating activities was primarily driven by a $375 million increase in real estate inventory.
Net Cash Used in Investing Activities
Net cash used in investing activities was $38 million and $25 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, cash used in investing activities primarily consisted of $25 million for strategic investments in certain privately held companies and a $10 million increase in property and equipment. For the three months ended March 31, 2021, cash used in investing activities primarily consisted of the $11 million increase in marketable securities and the $10 million strategic investment in a privately held company. In addition, we used $4 million for capital expenditures, including internally developed software, employee computers and leasehold improvements.
Net Cash Provided by (Used in) Financing Activities
Net cash (used in) provided by financing activities was $(1.3) billion and $1.1 billion for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, cash used in financing activities was primarily attributable to $1.3 billion net payments on non-recourse asset-backed debt. For the three months ended March 31, 2021, cash provided by financing activities was primarily attributable to $886 million in proceeds from the February 2021 Offering, net of $29 million issuance costs, and $250 million net proceeds from non-recourse asset-backed debt.
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, except for the categories of contractual obligations included in the table below, which have been updated to reflect our contractual obligations as of March 31, 2022:

	Payment Due by Year
(in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Senior revolving credit facilities(1)	$2,680	$2,680	$—	$—	$—
Senior and mezzanine term debt facilities(2)	2,682	140	280	2,262	—
Mortgage financing(3)	10	10	—	—	—
Purchase commitments(4)	3,204	3,204	—	—	—
Total	$8,576	$6,034	$280	$2,262	$—
______________
(1)Represents the principal amounts outstanding as of March 31, 2022. Includes estimated interest payments, calculated using the variable rate in existence at period end over an assumed holding period of 90 days. Borrowings under the senior revolving credit facilities are payable as the related inventory is sold. The payment is expected to be within one year of March 31, 2022.
(2)Represents the principal amounts outstanding as of March 31, 2022 and interest payments assuming the principal balances remain outstanding until maturity. The final maturity dates of the senior and mezzanine term debt facilities vary, as discussed above.
(3)Represents the principal amounts outstanding as of March 31, 2022. The facility provides short-term financing between the origination of a mortgage loan and when Opendoor Home Loans sells the loan to an investor. Included estimated interest payments, calculated using the variable rate in existence at period end over the Company’s average holding period for mortgage loans.
(4)As of March 31, 2022, we were under contract to purchase 8,066 homes for an aggregate purchase price of $3.2 billion.
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
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
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
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the condensed consolidated financial statements. Based on this definition, critical accounting policies and estimates are discussed in “Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Annual Report. There have been no significant changes to these critical accounting estimates during the first three months of 2022. In addition, we have other key accounting policies and estimates that are described in “Part I – Item 1. Financial Statements –Notes to Condensed Consolidated Financial Statements – Note 1. Description of Business and Accounting Policies” in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
We are subject to market risk by way of changes in interest rates on borrowings under our inventory financing facilities and mortgage financing repurchase agreement. As of March 31, 2022 and December 31, 2021 we had outstanding borrowings of $2.7 billion and $4.2 billion, respectively, which bear interest at a floating Benchmark reference rate ("Benchmark Rate"), based on a London Interbank Offered Rate (“LIBOR”) or the secured overnight financing rate ("SOFR"), plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. Many of our floating rate debt facilities also have Benchmark Rate floors. Assuming no change in the outstanding borrowings on our credit facilities, we estimate that a one percentage point increase in the Benchmark Rate would increase our annual interest expense by approximately $27 million and $37 million as of March 31, 2022 and December 31, 2021, respectively.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There have been no material changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In February 2022, the Company met with the FTC Commissioners to explain its responses to the allegations and settlement proposals. Settlement negotiations are ongoing, and settlement or the initiation of an administrative enforcement action by the FTC could occur at any time. There can be no assurances that we will be successful in negotiating a favorable settlement. Any settlement could result in material monetary remedies and/or compliance requirements that could have a materially adverse impact on our financial results. The Company cannot make an estimate of the possible loss or range of loss incremental to the amount accrued, if any, resulting from negotiations with the FTC at this time. In the event of litigation, we anticipate incurring ongoing legal defense expenses and cannot make an estimate of the possible loss or range of loss incremental to the amount accrued, if any, in the event of an adverse judgment resulting from litigation.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

OPENDOOR TECHNOLOGIES INC.

Item 6. Exhibits.
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1		Agreement and Plan of Merger, dated as of September 15, 2020, by and among Social Capital Hedosophia Corp. II, Hestia Merger Sub Inc. and Opendoor Labs Inc.	8-K	001-39253	2.1	09/17/2020
3.1		Certificate of Incorporation of Opendoor Technologies Inc.	8-K	001-39253	3.1	12/18/2020
3.2		Bylaws of Opendoor Technologies Inc.	S-1/A	333-251529	3.3	01/15/2021
4.1		Specimen Common Stock Certificate of Opendoor Technologies Inc.	S-4/A	333-249302	4.5	11/06/2020
10.1	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2020 Incentive Award Plan	8-K	001-39253	99.1	04/02/2021
10.2		Change in Control Letter Agreement, dated as of January 31, 2022, by and between Opendoor Technologies Inc. and Eric Wu					*
10.3		Change in Control Letter Agreement, dated as of January 31, 2022, by and between Opendoor Technologies Inc. and Carrie Wheeler					*
10.4		Change in Control Letter Agreement, dated as of January 31, 2022, by and between Opendoor Technologies Inc. and Andrew Low Ah Kee					*
10.5		Change in Control Letter Agreement, dated as of January 31, 2022, by and between Opendoor Technologies Inc. and Daniel Morillo					*
10.6		Change in Control Letter Agreement, dated as of January 31, 2022, by and between Opendoor Technologies Inc. and Ian Wong					*
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH		Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104		Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

OPENDOOR TECHNOLOGIES INC.

________________
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

OPENDOOR TECHNOLOGIES INC.
SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENDOOR TECHNOLOGIES INC.

Date:	May 05, 2022	By:	/s/ Eric Wu

			Name:	Eric Wu
			Title:	Chief Executive Officer

Date:	May 05, 2022	By:	/s/ Carrie Wheeler

			Name:	Carrie Wheeler
			Title:	Chief Financial Officer