Form 10-Q
period 2022-06-30
Opendoor Technologies Inc.
filed 2022-08-04
CIK 1801169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s common stock outstanding as of July 28, 2022 was approximately 628,890,792.

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
▪our ability to maintain profitability;
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
▪the impact of the COVID-19 pandemic;
▪our ability to maintain an effective system of internal controls over financial reporting; and
▪the success of our strategic relationships with third parties.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

		June 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$2,239	$1,731
Restricted cash		615	847
Marketable securities		233	484
Escrow receivable		56	84
Mortgage loans held for sale pledged under agreements to repurchase		12	7
Real estate inventory, net		6,628	6,096
Other current assets ($2 and $4 carried at fair value)		162	91
Total current assets		9,945	9,340
PROPERTY AND EQUIPMENT – Net		54	45
RIGHT OF USE ASSETS		43	42
GOODWILL		60	60
INTANGIBLES – Net		7	12
OTHER ASSETS		27	7
TOTAL ASSETS	(1)	$10,136	$9,506
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities		$215	$137
Non-recourse asset-backed debt - current portion		3,362	4,240
Other secured borrowings		12	7
Interest payable		10	12
Lease liabilities - current portion		7	4
Total current liabilities		3,606	4,400
NON-RECOURSE ASSET-BACKED DEBT – Net of current portion		3,176	1,862
CONVERTIBLE SENIOR NOTES		956	954
LEASE LIABILITIES – Net of current portion		42	42
Total liabilities	(2)	7,780	7,258
COMMITMENTS AND CONTINGENCIES (See Note 16)
SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 3,000,000,000 shares authorized; 627,033,133 and 616,026,565 shares issued, respectively; 627,033,133 and 616,026,565 shares outstanding, respectively		—	—
Additional paid-in capital		4,092	3,955
Accumulated deficit		(1,731)	(1,705)
Accumulated other comprehensive (loss) income		(5)	(2)
Total shareholders’ equity		2,356	2,248
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$10,136	$9,506
________________
(1)The Company’s consolidated assets at June 30, 2022 and December 31, 2021 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Cash and cash equivalents, $7 and $9; Restricted cash, $606 and $838; Real estate inventory, net, $6,454 and $6,046; Escrow receivable, $55 and $78; Other current assets, $94 and $35; and Total assets of $7,216 and $7,006, respectively.
(2)The Company’s consolidated liabilities at June 30, 2022 and December 31, 2021 include the following liabilities for which the VIE creditors do not have recourse to Opendoor: Accounts payable and other accrued liabilities, $64 and $59; Interest payable, $9 and $11; Current portion of non-recourse asset-backed debt, $3,362 and $4,240; Non-recourse asset-backed debt, net of current portion, $3,176 and $1,862; and Total liabilities, $6,611 and $6,172, respectively.
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are presented in thousands, and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE	$4,198	$1,186	$9,349	$1,933
COST OF REVENUE	3,712	1,027	8,328	1,677
GROSS PROFIT	486	159	1,021	256
OPERATING EXPENSES:
Sales, marketing and operations	276	97	552	166
General and administrative	137	190	238	412
Technology and development	41	24	81	75
Total operating expenses	454	311	871	653
INCOME (LOSS) FROM OPERATIONS	32	(152)	150	(397)
WARRANT FAIR VALUE ADJUSTMENT	—	24	—	9
INTEREST EXPENSE	(89)	(16)	(157)	(27)
OTHER INCOME (LOSS) – Net	4	—	(18)	1
LOSS BEFORE INCOME TAXES	(53)	(144)	(25)	(414)
INCOME TAX EXPENSE	(1)	—	(1)	—
NET LOSS	$(54)	$(144)	$(26)	$(414)
Net loss per share attributable to common shareholders:
Basic	$(0.09)	$(0.24)	$(0.04)	$(0.72)
Diluted	$(0.09)	$(0.24)	$(0.04)	$(0.72)
Weighted-average shares outstanding:
Basic	624,958	588,374	622,064	576,941
Diluted	624,958	588,374	622,064	576,941

See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
NET LOSS	$(54)	$(144)	$(26)	$(414)
OTHER COMPREHENSIVE LOSS:
Unrealized loss on marketable securities	(1)	—	(3)	—
COMPREHENSIVE LOSS	$(55)	$(144)	$(29)	$(414)
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except number of shares)
(Unaudited)

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE-March 31, 2022	622,918,512	$—	$4,028	$(1,677)	$(4)	$2,347
Vesting of restricted shares	69,211	—	—	—	—	—
Vesting of restricted stock units	3,619,795	—	—	—	—	—
Exercise of stock options	425,615	—	1	—	—	1
Stock-based compensation	—	—	63	—	—	63
Other comprehensive loss	—	—	—	—	(1)	(1)
Net loss	—	—	—	(54)	—	(54)
BALANCE–June 30, 2022	627,033,133	$—	$4,092	$(1,731)	$(5)	$2,356

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE-December 31, 2021	616,026,565	$—	$3,955	$(1,705)	$(2)	$2,248
Vesting of restricted shares	142,129	—	—	—	—	—
Vesting of restricted stock units	8,543,024	—	—	—	—	—
Exercise of stock options	2,321,415	—	3	—	—	3
Stock-based compensation	—	—	134	—	—	134
Other comprehensive loss	—	—	—	—	(3)	(3)
Net loss	—	—	—	(26)	—	(26)
BALANCE–June 30, 2022	627,033,133	$—	$4,092	$(1,731)	$(5)	$2,356

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except number of shares)
(Unaudited)

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount
BALANCE-March 31, 2021	585,691,729	$—	$3,697	$(1,313)	$—	$2,384
Vesting of restricted shares	329,042	—	—	—	—	—
Vesting of restricted stock units	3,163,113	—	—	—	—	—
Common stock issued upon exercise of warrants	504,477	—	6	—	—	6
Exercise of stock options	4,150,558	—	7	—	—	7
Stock-based compensation	—	—	165	—	—	165
Net loss	—	—	—	(144)	—	(144)
BALANCE–June 30, 2021	593,838,919	$—	$3,875	$(1,457)	$—	$2,418

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity
	Shares	Amount
BALANCE-December 31, 2020	540,714,692	$—	$2,596	$(1,043)	$—	$1,553
Issuance of common stock in connection with the February 2021 Offering	32,817,421	—	857	—	—	857
Vesting of restricted shares	660,269	—	—	—	—	—
Vesting of restricted stock units	14,899,985	—	—	—	—	—
Common stock issued upon exercise of warrants	504,477	—	6	—	—	6
Exercise of stock options	4,242,075	—	7	—	—	7
Stock-based compensation	—	—	409	—	—	409
Net loss	—	—	—	(414)	—	(414)
BALANCE–June 30, 2021	593,838,919	$—	$3,875	$(1,457)	$—	$2,418

See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26)	$(414)
Adjustments to reconcile net loss to cash, cash equivalents, and restricted cash used in operating activities:
Depreciation and amortization	38	20
Amortization of right of use asset	4	4
Stock-based compensation	126	403
Warrant fair value adjustment	—	(9)
Gain on settlement of lease liabilities	—	(5)
Inventory valuation adjustment	90	1
Changes in fair value of equity securities	25	—
Net fair value adjustments and gain (loss) on sale of mortgage loans held for sale	(1)	(2)
Origination of mortgage loans held for sale	(108)	(83)
Proceeds from sale and principal collections of mortgage loans held for sale	106	68
Changes in operating assets and liabilities:
Escrow receivable	28	(32)
Real estate inventory	(622)	(2,249)
Other assets	(80)	(38)
Accounts payable and other accrued liabilities	79	34
Lease liabilities	(2)	(10)
Net cash used in operating activities	(343)	(2,312)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(20)	(11)
Purchase of marketable securities	(28)	(239)
Proceeds from sales, maturities, redemptions and paydowns of marketable securities	250	86
Purchase of non-marketable equity securities	(25)	(10)
Proceeds from sale of non-marketable equity securities	3	—
Capital returns from non-marketable equity securities	3	—
Net cash provided by (used in) investing activities	183	(174)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3	7
Proceeds from warrant exercise	—	5
Proceeds from the February 2021 Offering	—	886
Issuance cost of common stock	—	(29)
Proceeds from non-recourse asset-backed debt	6,608	3,160
Principal payments on non-recourse asset-backed debt	(6,162)	(1,374)
Proceeds from other secured borrowings	105	82
Principal payments on other secured borrowings	(100)	(65)
Payment of loan origination fees and debt issuance costs	(18)	(2)
Net cash provided by financing activities	436	2,670
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	276	184
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – Beginning of period	2,578	1,506
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	$2,854	$1,690
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid during the period for interest	$145	$21
DISCLOSURES OF NONCASH ACTIVITIES:
Stock-based compensation expense capitalized for internally developed software	$8	$6
RECONCILIATION TO CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$2,239	$1,558
Restricted cash	615	132
Cash, cash equivalents, and restricted cash	$2,854	$1,690
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements as of June 30, 2022 and December 31, 2021 and for the three and six month periods ended June 30, 2022 and 2021 include the accounts of Opendoor, its wholly owned subsidiaries and VIEs where the Company is the primary beneficiary. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements herein. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.
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
The Company’s significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 1. Description of Business and Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the six month period ended June 30, 2022, except as noted below.
Investments
The Company’s investments in marketable securities consist of debt securities classified as available-for-sale as well as marketable equity securities. The Company's available-for-sale debt securities are measured at fair value with unrealized gains and losses included in Accumulated other comprehensive income (loss) in shareholders' equity and realized gains and losses included in Other income (loss)-net.
The Company’s strategic investments consists of a marketable equity security, which is publicly traded, and non-marketable equity securities, which are investments in privately held companies. Marketable equity securities have readily determinable fair values with changes in fair value recorded in Other income (loss)-net. Non-marketable equity securities and equity method investments do not have readily determinable fair values. These securities are accounted for under one of the following accounting methods:
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
All realized and unrealized gains and losses or the Company's share of the investee's earnings or losses, including impairment losses, are recognized in Other income (loss)-net. Any dividends on equity method investments are recognized as a reduction of the investment's carrying value. Non-marketable equity securities are reported in Other assets.
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
Real Estate Inventory
Real estate inventory is carried at the lower of cost or net realizable value and the Company applies the specific identification method whereby each property constitutes the unit of account. Real estate inventory cost includes but is not limited to the property purchase price, acquisition costs and direct costs to renovate or repair the home, less inventory valuation

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
adjustments, if any. Work in progress inventory includes homes undergoing repairs and finished goods inventory includes homes that are listed for sale or under contract for sale. Real estate inventory is reviewed for valuation adjustments at least quarterly. If the carrying amount or cost basis is not expected to be recovered, an inventory valuation adjustment is recorded to Cost of revenue and the related assets are adjusted to their net realizable value.
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment and definite-lived intangible assets, among other long-lived assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. The impairment loss recognized for the three and six months ended June 30, 2021 is related to abandonment of property and equipment, impairment and abandonment of certain internally developed software projects, and sublease of certain right of use assets. The impairment loss recognized during the periods presented is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative	$—	$—	$—	$1
Technology and development	—	1	—	3
Total impairment loss	$—	$1	$—	$4
Stock-Based Compensation
Stock-based compensation awards consist of stock options, restricted stock units (“RSUs”), shares of restricted stock (“Restricted Shares”), and shares issued pursuant the 2020 Employee Stock Purchase Plan ("ESPP").
Stock Options
The Company has granted stock options with a service condition to vest, which is generally four years. The Company records stock-based compensation expense for service-based stock options on a straight-line basis over the requisite service period. These amounts are reduced by forfeitures as they occur. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair value as of the grant date for stock options.
RSUs
The Company has granted RSUs with a performance condition, based on a liquidity event, as defined by the share agreement, as well as a service condition to vest, which is generally four years. The Company determines the fair value of RSUs based on the valuation of the Company’s common stock as of the grant date. No compensation expense is recognized for performance-based awards until the liquidity event has occurred. Subsequent to the occurrence of a liquidity event, compensation expense is recognized to the extent the requisite service period has been completed. Compensation expense is recognized on an accelerated attribution basis over the requisite service period of the awards subject to the achievement of the liquidity event. After the Company became listed, the RSUs granted are generally only subject to a service condition to vest and typically vest over one to four years. Compensation expense is recognized on a straight-line basis subject to a floor of the vested number of shares for each award.
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
3.REAL ESTATE INVENTORY
The following table presents the components of inventory, net of applicable inventory valuation adjustments, as of the dates presented (in millions):

	June 30, 2022	December 31, 2021
Work in progress	$1,669	$1,971
Finished goods:
Listed for sale	4,068	2,325
Under contract for sale	891	1,800
Total real estate inventory	$6,628	$6,096
As of June 30, 2022, the Company was in contract to purchase 7,779 homes for an aggregate purchase price of $3.2 billion.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
4.CASH, CASH EQUIVALENTS, AND INVESTMENTS
The amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents, and marketable securities as of June 30, 2022 and December 31, 2021, are as follows (in millions):

	June 30, 2022
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$80	$—	$—	$80	$80	$—
Time deposit	1,222	—	—	1,222	1,222	—
Money market funds	937	—	—	937	937	—
Corporate debt securities	171	—	(5)	166	—	166
Commercial paper	28	—	—	28	—	28
Equity securities	22	—	—	22	—	22
Certificates of deposit	12	—	—	12	—	12
Asset-backed securities	5	—	—	5	—	5
Total	$2,477	$—	$(5)	$2,472	$2,239	$233

	December 31, 2021
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$81	$—	$—	$81	$81	$—
Money market funds	1,350	—	—	1,350	1,350	—
Time deposit	300	—	—	300	300	—
Corporate debt securities	208	—	(1)	207	—	207
Mutual fund	200	—	—	200	—	200
Equity securities	46	—	—	46	—	46
Commercial paper	15	—	—	15	—	15
Asset-backed securities	7	—	—	7	—	7
Certificates of deposit	5	—	—	5	—	5
Sovereign bonds	4	—	—	4	—	4
Total	$2,216	$—	$(1)	$2,215	$1,731	$484
During the three and six months ended June 30, 2022, the Company recognized $3 million and $25 million of losses, respectively, in the condensed consolidated statements of operations related to equity securities held as of June 30, 2022. During the three and six months ended June 30, 2021, the Company recognized no unrealized gains or losses in the condensed consolidated statements of operations related to equity securities held as of June 30, 2021.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
A summary of debt securities with unrealized losses aggregated by period of continuous unrealized loss is as follows (in millions):

	Less than 12 Months		12 Months or Greater		Total
June 30, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Money market funds	$324	$—	$—	$—	$324	$—
Corporate debt securities	165	(5)	—	—	165	(5)
Commercial paper	28	—	—	—	28	—
Certificates of deposit	9	—	—	—	9	—
Asset-backed securities	5	—	—	—	5	—
Total	$531	$(5)	$—	$—	$531	$(5)

	Less than 12 Months		12 Months or Greater		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Money market funds	$259	$—	$—	$—	$259	$—
Corporate debt securities	207	(1)	—	—	207	(1)
Commercial paper	15	—	—	—	15	—
Asset-backed securities	7	—	—	—	7	—
Certificates of deposit	5	—	—	—	5	—
Sovereign bonds	4	—	—	—	4	—
Total	$497	$(1)	$—	$—	$497	$(1)
The scheduled contractual maturities of debt securities as of June 30, 2022 are as follows (in millions):

June 30, 2022	Fair Value	Within 1 Year	After 1 Year through 5 Years
Corporate debt securities	$166	$85	$81
Commercial paper	28	28	—
Certificates of deposit	12	12	—
Asset-backed securities	5	5	—
Total	$211	$130	$81
A summary of non-marketable equity securities and equity method investment balances as of June 30, 2022 and December 31, 2021 are as follows (in millions):

	June 30, 2022	December 31, 2021
Equity method investments	$20	$—
Non-marketable equity securities	5	5
Total	$25	$5
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
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as of June 30, 2022 and December 31, 2021 (in millions):

	June 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$7	$9
Restricted cash	606	838
Real estate inventory, net	6,454	6,046
Other(1)	149	113
Total assets	$7,216	$7,006
Liabilities
Non-recourse asset-backed debt	$6,538	$6,102
Other(2)	73	70
Total liabilities	$6,611	$6,172
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
6.CREDIT FACILITIES AND LONG-TERM DEBT
The following tables summarize certain details related to the Company's credit facilities and long-term debt as of June 30, 2022 and December 31, 2021 (in millions, except interest rates):

		Outstanding Amount
June 30, 2022	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$104	$—	3.07%	June 7, 2024	June 7, 2024
Revolving Facility 2018-3	750	271	—	2.62%	May 26, 2024	May 26, 2024
Revolving Facility 2019-1	900	876	—	3.43%	June 30, 2023	June 30, 2023
Revolving Facility 2019-2	1,850	1,809	—	2.89%	July 8, 2023	July 8, 2024
Revolving Facility 2019-3	925	252	—	3.42%	April 5, 2024	April 5, 2025
Revolving Facility 2021-1	125	50	—	2.46%	October 31, 2022	October 31, 2022
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	400	—	400	3.48%	April 1, 2024	April 1, 2025
Term Debt Facility 2021-S2	600	—	500	3.20%	September 10, 2024	September 10, 2025
Term Debt Facility 2021-S3	1,000	—	500	3.75%	January 31, 2027	July 31, 2027
Term Debt Facility 2022-S1	250	—	250	4.07%	March 1, 2025	September 1, 2025
Total	$7,800	$3,362	$1,650
Issuance Costs			(16)
Carrying Value			$1,634

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	3,000	—	1,500	10.00%	April 1, 2025	April 1, 2026
Term Debt Facility 2022-M1	500	—	75	10.00%	September 15, 2025	September 15, 2026
Total	$3,500	$—	$1,575
Issuance Costs			(33)
Carrying Value			$1,542

Total Non-Recourse Asset-backed Debt	$11,300	$3,362	$3,176

Recourse Debt - Other Secured Borrowings:
Mortgage Financing
Repo Facility 2019-R1	$100	$12	$—	2.43%	May 25, 2023	May 25, 2023
Total Recourse Debt	$100	$12	$—

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
As of June 30, 2022, the Company had total borrowing capacity with respect to the Company’s non-recourse asset- backed debt of $11.3 billion. Borrowing capacity amounts under non-recourse asset-backed debt as reflected in the table above are in some cases not fully committed and any borrowings above the fully committed amounts are subject to the applicable lender’s discretion. Any amounts repaid for senior term and mezzanine term debt facilities reduce total borrowing capacity as repaid amounts are not available to be reborrowed. As of June 30, 2022, the Company had fully committed borrowing capacity with respect to the Company’s non-recourse asset-backed debt of $8.7 billion; this fully committed borrowing capacity is comprised of $4.3 billion for senior revolving credit facilities, $1.9 billion for senior term debt facilities, and $2.5 billion for mezzanine term debt facilities.

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
The terms of these inventory financing facilities and related financing documents require Opendoor to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to equity). As of June 30, 2022, the Company was in compliance with all financial covenants and no event of default had occurred.
Mortgage Financing
To provide capital for Opendoor Home Loans, the Company utilizes a master repurchase agreement (the “Repurchase Agreement”) which is classified as a current liability on its condensed consolidated balance sheets. In March 2019, the Company entered into the Repurchase Agreement with a lender to provide short-term funding for mortgage loans originated by Opendoor Home Loans. The facility provides short-term financing between the issuance of a mortgage loan and when Opendoor Home Loans sells the loan to an investor. In accordance with the Repurchase Agreement, the lender agrees to pay Opendoor Home Loans a negotiated purchase price for eligible loans and Opendoor Home Loans simultaneously agrees to repurchase such loans from the lender within a specified timeframe and at an agreed upon price that includes interest. Opendoor Labs Inc. is the guarantor with respect to the Repurchase Agreement and the obligation to repurchase loans previously transferred under the arrangement for the benefit of the lender. Historically, we primarily delivered mortgage services through Opendoor Home Loans, which operated as a correspondent lender. We are focusing our mortgage efforts on the seamless

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
integration of financing with the rest of the Opendoor ecosystem and, as such, are now more focused on brokerage activities via both Opendoor Home Loans and OD Homes Brokerage (formerly RedDoor). The change in how Opendoor delivers mortgage services will result in the Company no longer requiring this facility after the existing mortgage loans financed under the facility have been sold.
As of June 30, 2022, the Repurchase Agreement has a borrowing capacity of $100 million, of which $20 million is fully committed. The Repurchase Agreement includes customary representations and warranties, covenants and provisions regarding events of default. As of June 30, 2022, $12 million in mortgage loans were financed under the facility, and Opendoor was in compliance with all financial covenants and no event of default had occurred.
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
Convertible Senior Notes
In August 2021, the Company issued 0.25% senior notes due in 2026 (the “2026 Notes”) with an aggregate principal amount of $978 million. The tables below summarizes certain details related to the 2026 Notes (in millions, except interest rates):

June 30, 2022	Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2026 Notes	$978	$(22)	$956

June 30, 2022	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	Semi-Annual Interest Payment Dates	Conversion Rate	Conversion Price
2026 Notes	August 15, 2026	0.25%	0.77%	February 15; August 15	51.9926	$19.23
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
For the three and six months ended June 30, 2022, total interest expense on the Company's convertible senior notes was $2 million and $4 million, respectively.
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

Asset/Liability Class	Valuation Methodology, Inputs and Assumptions	Classification
Cash and cash equivalents	Carrying value is a reasonable estimate of fair value based on the short-term nature of the instruments.	Level 1 estimated fair value measurement.
Restricted cash	Carrying value is a reasonable estimate of fair value based on the short-term nature of the instruments.	Level 1 estimated fair value measurement.
Marketable securities
Debt securities	Prices obtained from third-party vendors that compile prices from various sources and often apply matrix pricing for similar securities when no price is observable.	Level 2 recurring fair value measurement.
Mutual fund	Price is quoted given the security is traded on an exchange.	Level 1 recurring fair value measurement.
Equity securities	Price is quoted given the securities are traded on an exchange.	Level 1 recurring fair value measurement.
Mortgage loans held for sale pledged under agreements to repurchase	Fair value is estimated based on observable market data including quoted market prices, deal price quotes, and sale commitments.	Level 2 recurring fair value measurement.
Other current assets
Mortgage loans held for sale	Fair value is estimated based on observable market data including quoted market prices and deal price quotes.	Level 2 recurring fair value measurement.
Non-recourse asset-backed debt
Credit facilities	Fair value is estimated using discounted cash flows based on current lending rates for similar credit facilities with similar terms and remaining time to maturity.	Carried at amortized cost. Level 2 estimated fair value measurement.
Other secured borrowings
Loans sold under agreements to repurchase	Fair value is estimated using discounted cash flows based on current lending rates for similar asset-backed financing facilities with similar terms and remaining time to maturity.	Carried at amortized cost. Level 2 estimated fair value measurement.
Convertible senior notes	Fair value is estimated using broker quotes and other observable market inputs.	Carried at amortized cost. Level 2 estimated fair value measurement.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the levels of the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis (in millions):

June 30, 2022	Balance at Fair Value	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$166	$—	$166	$—
Commercial paper	28	—	28	—
Equity securities	22	22	—	—
Certificates of deposit	12	—	12	—
Asset-backed securities	5	—	5	—
Mortgage loans held for sale pledged under agreements to repurchase	12	—	12	—
Other current assets:
Mortgage loans held for sale	2	—	2	—
Total assets	$247	$22	$225	$—

December 31, 2021	Balance at Fair Value	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$207	$—	$207	$—
Mutual fund	200	200	—	—
Equity securities	46	46	—	—
Commercial paper	15	—	15	—
Asset-backed securities	7	—	7	—
Certificates of deposit	5	—	5	—
Sovereign bonds	4	—	4	—
Mortgage loans held for sale pledged under agreements to repurchase	7	—	7	—
Other current assets:
Mortgage loans held for sale	4	—	4	—
Total assets	$495	$246	$249	$—

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
Fair Value of Financial Instruments
The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis (in millions):

	June 30, 2022
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$2,239	$2,239	$2,239	$—
Restricted cash	615	615	615	—
Liabilities:
Non-recourse asset-backed debt	$6,538	$6,587	$—	$6,587
Other secured borrowings	12	12	—	12
Convertible senior notes	956	555	—	555

	December 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$1,731	$1,731	$1,731	$—
Restricted cash	847	847	847	—
Liabilities:
Non-recourse asset-backed debt	$6,102	$6,140	$—	$6,140
Other secured borrowings	7	7	—	7
Convertible senior notes	954	1,019	—	1,019

8.PROPERTY AND EQUIPMENT
Property and equipment as of June 30, 2022 and December 31, 2021, consisted of the following (in millions):

	June 30, 2022	December 31, 2021
Internally developed software	$91	$71
Security systems	14	10
Computers	13	11
Furniture and fixtures	3	3
Software implementation costs	3	3
Office equipment	3	2
Leasehold improvements	2	2
Total	129	102
Accumulated depreciation and amortization	(75)	(57)
Property and equipment – net	$54	$45
Depreciation and amortization expense of $9 million and $18 million was recorded for the three and six months ended June 30, 2022, respectively. Depreciation and amortization expense of $6 million and $12 million was recorded for the three and six months ended June 30, 2021, respectively.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
9.GOODWILL AND INTANGIBLE ASSETS
There were no additions to goodwill for the six months ended June 30, 2022. For the year ended December 31, 2021 the carrying amount of goodwill increased by $29 million due to the acquisitions as stated in “Note 2 — Business Combinations”. No impairment of goodwill was identified for the three and six months ended June 30, 2022 and 2021.
Intangible assets subject to amortization consisted of the following as of June 30, 2022 and December 31, 2021, respectively (in millions, except years):

June 30, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Developed technology	$7	$(5)	$2	0.3
Customer relationships	7	(4)	3	2.2
Trademarks	5	(3)	2	2.2
Intangible assets – net	$19	$(12)	$7

December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Developed technology	$7	$(2)	$5	0.7
Customer relationships	7	(3)	4	2.7
Trademarks	5	(2)	3	2.7
Intangible assets – net	$19	$(7)	$12
Amortization expense for intangible assets was $3 million and $5 million for the three and six months ended June 30, 2022, respectively. Amortization expense for intangible assets was $0.6 million and $1.2 million for the three and six months ended June 30, 2021, respectively.
As of June 30, 2022, expected amortization of intangible assets is as follows:

Fiscal Years	(In millions)
Remainder of 2022	$3
2023	2
2024	2
Total	$7
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
A summary of the stock option activity for the six months ended June 30, 2022, is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance-December 31, 2021	14,546	$2.12	4.7	$182
Granted	—	—
Exercised	(2,321)	1.33
Forfeited	(278)	4.05
Expired	(225)	0.76
Balance-June 30, 2022	11,722	$2.26	4.0	$30
Exercisable-June 30, 2022	11,119	$2.02	3.9	$30
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
A summary of the RSU activity for the six months ended June 30, 2022, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested and outstanding-December 31, 2021	53,446	$17.35
Granted	16,752	8.16
Vested	(8,543)	10.60
Forfeited	(3,832)	13.15
Unvested and outstanding-June 30, 2022	57,823	$15.97
Restricted Shares
The Company has granted Restricted Shares to certain continuing employees, primarily in connection with acquisitions. The Restricted Shares vest upon satisfaction of a service condition, which generally ranges from three to four years.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
A summary of the Restricted Shares activity for the six months ended June 30, 2022 is as follows:

	Number of Restricted Shares (in thousands)	Average Grant-Date Fair Value
Unvested-December 31, 2021	692	$3.91
Granted	—	—
Vested	(138)	3.02
Unvested-June 30, 2022	554	$4.13
ESPP
The first offering period for the Company's 2020 ESPP began on March 1, 2022. The ESPP, pursuant to Internal Revenue Code Section 423, allows eligible participants to purchase shares using payroll deductions of up to 15% of their total compensation, subject to a $25,000 calendar year limitation on contributions. The Company has limited the maximum number of shares to be purchased in an offering period to 1,000 shares per employee. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount on the lower price of either (i) the offer period start date or (ii) the purchase date. Each offering period is six months in duration. ESPP employee payroll contributions withheld as of June 30, 2022 were $2 million and are included within Accounts payable and other accrued liabilities in the condensed consolidated balance sheets. Payroll contributions withheld as of June 30, 2022 will be used to purchase shares at the end of the current ESPP purchase period ending on August 31, 2022.
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
As of June 30, 2022, total estimated unrecognized compensation expense related to the ESPP was $0.5 million. That cost is expected to be recognized over the remaining term of the offering period of 2 months.
Stock-based compensation expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function as presented in the condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021, as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative	$43	$156	$94	$353
Sales, marketing and operations	5	1	9	8
Technology and development	11	7	23	42
Total stock-based compensation expense	$59	$164	$126	$403
During the six months ended June 30, 2022, no market condition awards satisfied their market condition.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
As of June 30, 2022, there was $580 million of unamortized stock-based compensation costs related to unvested RSUs, stock options, and Restricted Shares. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.6 years.
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
The Company recorded a warrant fair value adjustment of $(24) million and $(9) million for the change in fair value of the Sponsor Warrants for the three and six months ended June 30, 2021, respectively.
13.INCOME TAXES
The Company's tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter.
The Company’s provision for income taxes, which was primarily composed of state tax expense, was $0.8 million and $1.1 million for the three and six months ended June 30, 2022, respectively, with an effective tax rate of (1.52)% and (4.22)%, respectively. The Company's provision for income taxes was $0.2 million and $0.3 million for the three and six months ended June 30, 2021, respectively, with an effective tax rate of (0.13)% and (0.07)%, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the recording of a full valuation allowance against the net deferred tax assets.
The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, including a three-year cumulative loss position, the Company believes that based on the weight of available evidence, it is more likely than not that all of the deferred tax assets will not be realized and recorded a full valuation allowance on its net deferred tax assets as of June 30, 2022 and December 31, 2021.
14.RELATED PARTIES
In 2018, an executive early exercised stock options to purchase 1,479,459 shares of unvested common stock at a price per share of $1.01 by issuing a promissory note to the Company for a total price of $1.5 million with an interest rate of 2.31% per annum. On June 29, 2021, the outstanding balance under the promissory note of $1.6 million was repaid in full.
15.NET LOSS PER SHARE
Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. During the periods when there is a net loss, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. No dividends were declared or paid for the three and six months ended June 30, 2022 or 2021.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
The Company uses the two-class method to calculate net loss per share and apply the more dilutive of the two-class method, treasury stock method or if-converted method to calculate diluted net loss per share. Undistributed earnings for each period are allocated to participating securities, based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. As there is no contractual obligation for participating securities to share in losses, the Company’s basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average shares of common stock outstanding during periods with undistributed losses.
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders for the three and six months ended June 30, 2022 and 2021 (in millions, except share amounts which are presented in thousands, and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common shareholders – basic and diluted	$(54)	$(144)	$(26)	$(414)
Denominator:
Weighted average shares outstanding – basic and diluted	624,958	588,374	622,064	576,941
Basic and diluted net loss per share	$(0.09)	$(0.24)	$(0.04)	$(0.72)
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Common Stock Warrants	—	19,429	—	19,429
RSUs	57,823	55,548	57,823	55,548
Options	11,722	19,741	11,722	19,741
Unvested Shares from Early Exercise	—	18	—	18
Restricted Shares	555	1,527	555	1,527
Employee Stock Purchase Plan	678	—	678	—
Total anti-dilutive securities	70,778	96,263	70,778	96,263
16.COMMITMENTS AND CONTINGENCIES
Lease Commitments
During the six months ended June 30, 2022, the Company did not enter into any material new leases, lease renewals, or lease modifications. On September 25, 2020, the Company exercised an option to early terminate the San Francisco headquarters lease, effective September 30, 2021. In September 2020, the Company did not anticipate returning to the San Francisco space, so the Company accelerated amortization of the right-of-use asset and incurred and paid early termination fees. In January 2021, the Company terminated the San Francisco lease prior to the anticipated termination date of September 30, 2021, which resulted in a $5.2 million gain recognized in the condensed consolidated statements of operations for the six months ended June 30, 2021.

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
As previously disclosed by the Company, the Federal Trade Commission (“FTC”) has been conducting an investigation into the Company since August 2019. The inquiry related primarily to statements in the Company's advertising and website comparing selling homes to the Company with selling homes in a traditional manner using an agent and relating to statements that the Company’s offers reflect or are based on market prices. The Company and the FTC have been discussing resolution of this matter since December 2020. In February and June 2022, the Company met with the FTC Commissioners to explain its responses to the allegations and settlement proposals. After further negotiations, the Company has agreed to enter into a consent order that would resolve all aspects of the inquiry. As of June 30, 2022, the Company has accrued $62 million for this matter.
17.SUBSEQUENT EVENTS
The Company has evaluated the impact of events that have occurred subsequent to June 30, 2022, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes, the Company has determined that there are no material subsequent events that would require recognition or disclosure.
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
This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” or in other parts of this Quarterly Report on Form 10-Q, and in “Part I - Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”).
Overview
Opendoor’s mission is to empower everyone with the freedom to move and make it possible to buy, sell and move at the tap of a button. We are transforming what has historically been a complex, uncertain, time-consuming and mostly offline process into a simple, online experience. Since our inception in 2014, we have built scalable pricing capabilities, technology-enabled centralized operations, and a suite of digital-first consumer products. These investments have enabled us to help customers buy or sell homes in over 188,000 transactions and expand our footprint to 51 markets across the country. Most importantly, we have grown rapidly while delighting our customers with an experience that brings simplicity, certainty and speed to the home selling and buying process.
Financial Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages, homes sold, number of markets, and homes in inventory)	2022	2021	Change	2022	2021	Change
Revenue	$4,198	$1,186	$3,012	$9,349	$1,933	$7,416
Homes sold	10,482	3,481	7,001	23,151	5,943	17,208
Gross profit	$486	$159	$327	$1,021	$256	$765
Gross margin	11.6%	13.4%		10.9%	13.2%
Net loss	$(54)	$(144)	$90	$(26)	$(414)	$388
Adjusted Net Income (Loss)	$122	$3	$119	$221	$(18)	$239
Contribution Profit	$422	$128	$294	$754	$204	$550
Contribution Margin	10.1%	10.8%		8.1%	10.5%
Adjusted EBITDA	$218	$25	$193	$394	$23	$371
Adjusted EBITDA Margin	5.2%	2.2%		4.2%	1.2%
Number of markets (at period end)	51	39	12	51	39	12
Inventory (at period end)	$6,628	$2,724	$3,904	$6,628	$2,724	$3,904
Homes in inventory (at period end)	17,013	7,971	9,042	17,013	7,971	9,042
Current Housing Environment
The second quarter marked a change in the overall macroeconomic environment, with rising inflation expectations and an aggressive rate hike response from the Federal Reserve. Thirty-year fixed mortgage rates went from an average of 3.8% during the first quarter of 2022 to an average of 5.3% in the second quarter of 2022, which is the largest quarter-on-quarter increase since 1980. In response to these macroeconomic shifts, we saw a significant pullback in home buyer demand which translated through to a slowdown in both home price appreciation ("HPA") and transaction velocity from the close to record highs.
While we had anticipated a slowdown in the housing market from peak levels, the rate of deceleration in home prices was steeper than anticipated. We typically observe HPA to be zero or slightly negative in the back half of any given year due to housing seasonality. The speed with which HPA declined from peak levels earlier this year was faster than our expectation and

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
sharper than typical seasonal home price declines. With respect to home transactions, we observed that the absolute levels of home transactions were commensurate with the historically healthy levels of 2018 and 2019, but that the clearance rate of homes declined swiftly.
While our response to these macroeconomic changes requires a highly dynamic and rigorous approach to managing risk and overall inventory health, we believe we are uniquely positioned to navigate this volatility given our responsive pricing strategies, flexible operating model, low cost structure and strong balance sheet. We discuss the anticipated effects on our business throughout this section, including under “Factors Affecting Our Business Performance.”
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
Factors Affecting our Business Performance
Market Penetration in Existing Markets
Residential real estate is one of the largest consumer markets, with approximately $2.3 trillion of home value transacted annually. Given the fact that we operate in a highly fragmented industry and offer a differentiated value proposition to the incumbent agent-led transaction, we believe there is significant opportunity to expand our share in our existing cities. By providing a consistent, high-quality and differentiated experience to our customers, we hope to continue to drive positive word-of-mouth awareness and trust in our platform. We believe this creates a virtuous cycle, whereby more home sellers will request an offer from Opendoor, allowing us to deepen our market penetration.
Expansion into New Markets
We have expanded into 51 markets as of June 30, 2022. The following table represents the number of markets as of the periods presented:

	June 30,	March 31,	Year Ended December 31,
(in whole numbers)	2022	2022	2021	2020	2019
Number of markets (at period end)	51	45	44	21	21
We launched seven new markets in the first half of 2022, adding to the 23 markets launched in 2021.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Adjacent Services
We believe home sellers and buyers value simplicity and convenience. To that end, we are building an online, integrated suite of home services, which currently include title insurance and escrow services, Buy with Opendoor, and Opendoor Complete. We also offer mortgage services. Historically, we primarily delivered these services through Opendoor Home Loans, which operated as a correspondent lender. We are focusing our mortgage efforts on the seamless integration of financing with the rest of the Opendoor ecosystem and as such are now more focused on brokerage activities via both Opendoor Home Loans and OD Homes Brokerage (formerly RedDoor HQ Inc. (“RedDoor”)). We work closely with our strategic partner Lower.com as well as other mortgage lenders to offer our customers a broader suite of mortgage products and services. Our success with title insurance and escrow services helps validate our view that customers prefer an online, integrated experience. We expect that these adjacent services will also be accretive to our Contribution Margin.
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
Inventory Management
Effectively managing our overall inventory position is critical to our financial performance. Since our inception, we have prioritized investment in our pricing capabilities across our home acquisition processes and our forecasting and resale systems, and will continue to do so. As part of our overall risk management framework, we consider both individual market and aggregate portfolio exposures. We typically seek to maximize the resale margin performance of our inventory in the context of managing risk through monitoring sell-through rates, holding periods, and portfolio aging. Similarly, we evaluate our portfolio health metrics relative to the broader market (as observed on the multiple listing services (“MLS”)) as another key indicator of inventory management performance. One such metric is our percentage of homes “on the market” for greater than 120 days (as measured from initial listing date). As of June 30, 2022, such homes represented 5% of our portfolio, compared to 15% for the broader market when filtered for the types of homes we are able to underwrite and acquire in a given market based on characteristics such as price range, home type, home location, year built and lot size (defined as our “Buybox”).
Given increases in interest rates and broad softening in housing market demand, we anticipate that our performance in the second half of 2022 will reflect a transition in the housing market from peak levels earlier this year to lower transaction velocity and lower home price appreciation beyond typical seasonal trends. Given our focus on inventory health and risk management, we have adjusted down listed prices on our inventory to stay in-line with the market. We have also adjusted our pricing on new home acquisitions via higher spreads. While this has the effect of reducing our acquisition pace to allow us to manage overall inventory growth, we also expect future margins on those acquisition cohorts to be in-line with our expectations. We expect to resume a higher acquisition pace as the housing market stabilizes.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Seasonality
The residential real estate market is seasonal, with greater demand and home price appreciation from home buyers in the spring and summer, and typically weaker demand and lower home price appreciation in late fall and winter. In general, we expect our financial results and working capital requirements to reflect seasonal variations over time. However, other factors such as growth, market expansion and changes in macroeconomic conditions, have obscured the impact of seasonality in our historical financials and we expect may continue to do so.
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
Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest
To provide investors with additional information regarding our margins and return on inventory acquired, we have included Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest, which are non-GAAP financial measures. We believe that Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest are useful financial measures for investors as they are supplemental measures used by management in evaluating unit level economics and our operating performance. Each of these measures is intended to present the economics related to homes sold during a given period. We do so by including revenue generated from homes sold (and adjacent services) in the period and only the expenses that are directly attributable to such home sales, even if such expenses were recognized in prior periods, and excluding expenses related to homes that remain in inventory as of the end of the period. Contribution Profit provides investors a measure to assess Opendoor’s ability to generate returns on homes sold during a reporting period after considering home purchase costs, renovation and repair costs, holding costs and selling costs. Contribution Profit After Interest further impacts gross profit by including senior interest costs attributable to homes sold during a reporting period. We believe these measures facilitate meaningful period over period comparisons and illustrate our ability to generate returns on assets sold after considering the costs directly related to the assets sold in a given period.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table presents a reconciliation of our Adjusted Gross Profit, Contribution Profit and Contribution Profit After Interest to our gross profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentages)	2022	2021	2022	2021
Gross profit (GAAP)	$486	$159	$1,021	$256
Gross Margin	11.6%	13.4%	10.9%	13.2%
Adjustments:
Inventory valuation adjustment – Current Period(1)(2)	82	1	85	1
Inventory valuation adjustment – Prior Periods(1)(3)	(12)	—	(38)	—
Adjusted Gross Profit	$556	$160	$1,068	$257
Adjusted Gross Margin	13.2%	13.5%	11.4%	13.3%
Adjustments:
Direct selling costs(4)	(100)	(26)	(236)	(44)
Holding costs on sales – Current Period(5)(6)	(11)	(3)	(42)	(7)
Holding costs on sales – Prior Periods(5)(7)	(23)	(3)	(36)	(2)
Contribution Profit	$422	$128	$754	$204
Contribution Margin	10.1%	10.8%	8.1%	10.5%
Adjustments:
Interest on homes sold – Current Period(8)(9)	(12)	(3)	(42)	(7)
Interest on homes sold – Prior Periods(8)(10)	(21)	(2)	(33)	(1)
Contribution Profit After Interest	$389	$123	$679	$196
Contribution Margin After Interest	9.3%	10.4%	7.3%	10.1%
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
(9)Represents the interest expense under our asset-backed senior debt facilities incurred during the period presented on homes sold in the period presented.
(10)Represents the interest expense under our asset-backed senior debt facilities incurred during prior periods on homes sold in the period presented.

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
Adjusted Net Income (Loss)
We calculate Adjusted Net Income (Loss) as GAAP net loss adjusted to exclude non-cash expenses of stock-based compensation, equity securities fair value adjustment, warrant fair value adjustment, and intangibles amortization expense. It also excludes non-recurring gain on lease termination, payroll tax on initial RSU release, and legal contingency accrual and related expenses. Adjusted Net Income (Loss) also aligns the timing of inventory valuation adjustments recorded under GAAP to the period in which the related revenue is recorded in order to improve the comparability of this measure to our non-GAAP financial measures of unit economics, as described above. Our calculation of Adjusted Net Income (Loss) does not currently include the tax effects of the non-GAAP adjustments because our taxes and such tax effects have not been material to date.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table presents a reconciliation of our Adjusted Net Income (Loss) and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentages)	2022	2021	2022	2021
Net loss (GAAP)	$(54)	$(144)	$(26)	$(414)
Adjustments:
Stock-based compensation	59	164	126	403
Equity securities fair value adjustment(1)	3	—	25	—
Warrant fair value adjustment(1)	—	(24)	—	(9)
Intangibles amortization expense(2)	3	1	5	1
Inventory valuation adjustment – Current Period(3)(4)	82	1	85	1
Inventory valuation adjustment — Prior Periods(3)(5)	(12)	—	(38)	—
Gain on lease termination	—	—	—	(5)
Payroll tax on initial RSU release	—	5	—	5
Legal contingency accrual and related expenses	42	—	45	—
Other(6)	(1)	—	(1)	—
Adjusted Net Income (Loss)	$122	$3	$221	$(18)
Adjustments:
Depreciation and amortization, excluding amortization of intangibles and right of use assets	12	7	21	16
Property financing(7)	76	12	134	19
Other interest expense(8)	13	4	23	8
Interest income(9)	(6)	(1)	(6)	(2)
Income tax expense	1	—	1	—
Adjusted EBITDA	$218	$25	$394	$23
Adjusted EBITDA Margin	5.2%	2.2%	4.2%	1.2%
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
(6)Includes primarily gain or loss on interest rate lock commitments, gain or loss on the sale of available for sale securities, sublease income, and income from equity method investments.
(7)Includes interest expense on our non-recourse asset-backed debt facilities.
(8)Includes amortization of debt issuance costs and loan origination fees, commitment fees, unused fees, other interest related costs on our asset-backed debt facilities, interest expense related to the 2026 convertible senior notes outstanding, and interest expense on other secured borrowings.
(9)Consists mainly of interest earned on cash, cash equivalents and marketable securities.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Components of Our Results of Operations
Revenue
We generate the majority of our revenue from the sale of homes that we previously acquired from homeowners. In addition, we generate revenue from additional services we provide to both home sellers and buyers, which consists primarily of title insurance and escrow services, Buy with Opendoor and mortgage financing services.
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
Warrant Fair Value Adjustment
Warrant fair value adjustment consists of unrealized gains and losses as a result of marking our Sponsor Warrants, assumed upon closing of the Business Combination, to fair value at the end of each reporting period. On July 9, 2021, the Company completed the redemption of all of its outstanding Sponsor Warrants.
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
Other Income — Net
Other income-net consists primarily of change in fair value of and dividend income from our investment in equity securities as well as interest income from our investment in money market funds, time deposits, and debt securities.
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
Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Three Months Ended June 30,		Change in
(in thousands, except percentages)	2022	2021	$	%
Revenue	$4,198	$1,186	$3,012	254%
Cost of revenue	3,712	1,027	2,685	261%
Gross profit	486	159	327	206%
Operating expenses:
Sales, marketing and operations	276	97	179	185%
General and administrative	137	190	(53)	(28)%
Technology and development	41	24	17	71%
Total operating expenses	454	311	143	46%
Income (loss) from operations	32	(152)	184	(121)%
Warrant fair value adjustment	—	24	(24)	(100)%
Interest expense	(89)	(16)	(73)	456%
Other income-net	4	—	4	N/M
Loss before income taxes	(53)	(144)	91	(63)%
Income tax expense	(1)	—	(1)	N/M
Net loss	$(54)	$(144)	$90	(63)%
N/M - Not meaningful.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)

	Six Months Ended June 30,		Change in
(in thousands, except percentages)	2022	2021	$	%
Revenue	$9,349	$1,933	$7,416	384%
Cost of revenue	8,328	1,677	6,651	397%
Gross profit	1,021	256	765	299%
Operating expenses:
Sales, marketing and operations	552	166	386	233%
General and administrative	238	412	(174)	(42)%
Technology and development	81	75	6	8%
Total operating expenses	871	653	218	33%
Income (loss) from operations	150	(397)	547	(138)%
Warrant fair value adjustment	—	9	(9)	(100)%
Interest expense	(157)	(27)	(130)	481%
Other income-net	(18)	1	(19)	N/M
Loss before income taxes	(25)	(414)	389	(94)%
Income tax expense	(1)	—	(1)	N/M
Net loss	$(26)	$(414)	$388	(94)%
N/M - Not meaningful.
Revenue
Revenue increased by $3.0 billion, or 254%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in revenue was primarily attributable to higher sales volumes as well as higher revenue per home. We sold 10,482 homes during the three months ended June 30, 2022, compared to 3,481 homes during the three months ended June 30, 2021, representing an increase of 201% and revenue per home sold increased 18% between periods. Average resale prices were positively impacted by price mix within markets, overall home price appreciation and Buybox expansion.
Revenue increased by $7.4 billion, or 384%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in revenue was primarily attributable to higher sales volumes as well as higher revenue per home. We sold 23,151 homes during the six months ended June 30, 2022, compared to 5,943 homes during the six months ended June 30, 2021, representing an increase of 290% and revenue per home sold increased 24% between periods. Average resale prices were positively impacted by price mix within markets, overall home price appreciation and Buybox expansion.
Cost of Revenue and Gross Profit
Cost of revenue increased by $2.7 billion, or 261%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase in cost of revenue was primarily attributable to higher sales volumes and a 20% increase in cost of revenue per home as a result of inventory mix, home price appreciation and Buybox expansion. The increase in cost of revenue per home is consistent with the 18% increase in revenue per home.
Cost of revenue increased by $6.7 billion, or 397%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase in cost of revenue was primarily attributable to higher sales volumes and a 27% increase in cost of revenue per home as a result of inventory mix, home price appreciation and Buybox expansion. The increase in cost of revenue per home is consistent with the 24% increase in revenue per home.
Gross profit increased from $159 million to $486 million and gross margin decreased from 13.4% to 11.6% for the three months ended June 30, 2021 and June 30, 2022, respectively. For the same periods, Adjusted Gross Margin decreased from 13.5% to 13.2%. Gross margin and Adjusted Gross Margin for the three months ended June 30, 2021 benefited from a fresh book of inventory after the Company sold down its inventory to a low point of $152 million as of September 30, 2020 in response to the COVID-19 pandemic. In addition, our gross margin and Adjusted Gross Margins for the three months ended June 30, 2021 were elevated due to more conservative underwriting as we initially relaunched operations in the second half of 2020. We also recorded $82 million of inventory valuation adjustments during the three months ended June 30, 2022 associated with homes that remain in inventory at period end as compared to $1 million during the three months ended June 30, 2021. The decrease in gross margin and Adjusted Gross Margin between the three months ended June 30, 2021 and June 30, 2022 is

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
reflective of the expected moderation in margins as our inventory mix normalized and the elimination of excess conservatism in our underwriting standards. Contribution Margin decreased from 10.8% to 10.1%, due to the reasons noted above as well as increased direct selling and holding costs. See “— Non-GAAP Financial Measures.”
Gross profit increased from $256 million to $1.0 billion and gross margin decreased from 13.2% to 10.9% for the six months ended June 30, 2021 and June 30, 2022, respectively. For the same periods, Adjusted Gross Margin decreased from 13.3% to 11.4%. Gross margin and Adjusted Gross Margin for the six months ended June 30, 2021 benefited from a fresh book of inventory and more conservative underwriting as discussed above. In addition, we recorded $85 million of inventory valuation adjustments during the six months ended June 30, 2022 associated with homes that remain in inventory at period end as compared to $1 million during the six months ended June 30, 2021. Contribution Margin decreased from 10.5% to 8.1% due to the reasons noted above as well as increased direct selling and holding costs. See “— Non-GAAP Financial Measures.”
Operating Expenses
Sales, Marketing and Operations. Sales, marketing and operations increased by $179 million, or 185%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily attributable to a $74 million increase in resale transaction costs and broker commissions, consistent with the 201% increase in the number of homes sold. Property holding costs increased by $27 million, consistent with increased inventory levels and longer inventory holding periods compared to the three months ended June 30, 2021 when we held a fresh book of inventory. Advertising expense increased $46 million, from $32 million for the three months ended June 30, 2021 to $78 million for the three months ended June 30, 2022 as we increased marketing to drive acquisition volumes in both existing and new markets. Headcount expenses, including salaries and benefits, increased $18 million consistent with the increase in headcount.
Sales, marketing and operations increased by $386 million, or 233%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily attributable to a $192 million increase in resale transaction costs and broker commissions, consistent with the 290% increase in the number of homes sold. Property holding costs increased by $60 million, consistent with increased inventory levels and longer inventory holding periods compared to the six months ended June 30, 2021 when we held a fresh book of inventory. Advertising expense increased $71 million, from $56 million for the six months ended June 30, 2021 to $127 million for the six months ended June 30, 2022 as we increased marketing to drive acquisition volumes in both existing and new markets. Headcount expenses, including salaries and benefits, increased $36 million consistent with the increase in headcount.
General and Administrative. General and administrative decreased by $53 million, or 28%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The decrease was primarily attributable to a $113 million reduction in stock-based compensation due to the expense recognition of certain performance awards during the six months ended June 30, 2021 following the consummation of the Business Combination in December 2020. The reduction in stock-based compensation is partially offset by a $42 million legal contingency accrual recorded during the three months ended June 30, 2022.
General and administrative decreased by $174 million, or 42%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease was primarily attributable to a $259 million reduction in stock-based compensation due to the expense recognition of certain performance awards during the six months ended June 30, 2021 following the consummation of the Business Combination in December 2020 as well as the recognition of expense related to certain restricted stock units ("RSUs") upon the fulfillment of the liquidity event vesting condition satisfied by the February 2021 Offering. The reduction in stock-based compensation is partially offset by a $45 million legal contingency accrual recorded during the six months ended June 30, 2022. In addition, headcount expenses, including salaries and benefits, increased $13 million consistent with the increase in headcount.
Technology and Development. Technology and development increased by $17 million, or 71%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily attributable to a $10 million increase in headcount expenses, including salaries and benefits, and stock-based compensation consistent with the increase in headcount.
Technology and development increased by a nominal amount for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Warrant Fair Value Adjustment
Warrant fair value adjustment decreased by $24 million, or 100% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The gain recorded for the three months ended June 30, 2021 was attributable to a decrease in the fair value of the Sponsor Warrants, which was primarily attributable to the decline in the Company's stock price over this period. On July 9, 2021, the Company completed the redemption of all of its outstanding Sponsor Warrants.
Warrant fair value adjustment decreased by a nominal amount for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.
Interest Expense
Interest expense increased by $73 million, or 456%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily attributable to increases in the average outstanding balance of our asset-backed senior debt facilities, which is consistent with our increase in inventory over the same periods, and increases in the average outstanding balance of mezzanine term debt facilities. In addition, interest expense from our Asset-backed Senior Revolving Credit Facilities, which bear interest at a floating reference rate based on LIBOR or SOFR, has increased due to increases in these reference rates during the three months ended June 30, 2022.
Interest expense increased by $130 million, or 481%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily attributable to increases in the average outstanding balance of our asset-backed senior debt facilities, which is consistent with our increase in inventory over the same periods, and increases in the average outstanding balance of mezzanine term debt facilities. In addition, interest expense from our Asset-backed Senior Revolving Credit Facilities, which bear interest at a floating reference rate based on LIBOR or SOFR, has increased due to increases in these reference rates primarily during the three months ended June 30, 2022.
Other Income — Net
Other income – net increased by a nominal amount for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.
Other income – net decreased by $19 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The decrease is primarily related to a $25 million unrealized fair value adjustment recorded to our investment in equity securities during the six months ended June 30, 2022.
Income Tax Expense
Income tax expense increased by a nominal amount for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities. As of June 30, 2022, we had cash and cash equivalents of $2.2 billion, restricted cash of $615 million, and marketable securities of $233 million. The Company had total outstanding balances on our asset-backed debt and other secured borrowings of $6.6 billion and aggregate principal outstanding from Convertible Senior Notes of $978 million. In addition, we had undrawn borrowing capacity of $4.7 billion under our non-recourse asset-backed debt facilities (as described further below), of which $2.1 billion was fully committed.
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
We have incurred losses from inception through December 31, 2021 and had net income for the first time during the three months ended March 31, 2022. We incurred a net loss during the three months ended June 30, 2022 and expect to incur additional losses in the future. Our ability to service our debt, fund working capital, business operations and capital expenditures will depend on our ability to generate cash from operating activities, which is subject to our future operating success, and obtain inventory acquisition financing on reasonable terms, which is subject to factors beyond our control, including general economic, political and financial market conditions.
We expect that our working capital requirements may increase should our inventory balance increase over the remainder of the year. We believe our cash, cash equivalents, and marketable securities together with cash we expect to generate from future operations and borrowings, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Quarterly Report on Form 10-Q.
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
We primarily use non-recourse asset-backed debt, consisting of asset-backed senior debt facilities and asset-backed mezzanine term debt facilities to provide financing for our real estate inventory purchases and renovations. Our business is capital intensive and maintaining adequate liquidity and capital resources is needed as we continue to scale and accumulate additional inventory. While there can be no assurance that these trends will continue, we have observed increased availability and engagement for this lending product across a variety of financial institutions and we have been able to improve terms and increase our borrowing capacity in recent years. We actively manage our relationships with multiple financial institutions and seek to optimize duration, flexibility, efficiency and cost of funds.
Our asset-backed facilities are each collateralized by a specified pool of assets, consisting of real estate inventory, restricted cash and equity interests in certain consolidated subsidiaries of Opendoor that directly or indirectly own our real estate inventory. The terms of our inventory financing facilities require Opendoor to comply with a number of customary financial and other covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to equity). As of June 30, 2022, the Company was in compliance with all financial covenants.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table summarizes certain details related to our non-recourse asset-backed debt and other secured borrowings as of June 30, 2022(in millions, except interest rates):

		Outstanding Amount
June 30, 2022	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$104	$—	3.07%	June 7, 2024	June 7, 2024
Revolving Facility 2018-3	750	271	—	2.62%	May 26, 2024	May 26, 2024
Revolving Facility 2019-1	900	876	—	3.43%	June 30, 2023	June 30, 2023
Revolving Facility 2019-2	1,850	1,809	—	2.89%	July 8, 2023	July 8, 2024
Revolving Facility 2019-3	925	252	—	3.42%	April 5, 2024	April 5, 2025
Revolving Facility 2021-1	125	50	—	2.46%	October 31, 2022	October 31, 2022
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	400	—	400	3.48%	April 1, 2024	April 1, 2025
Term Debt Facility 2021-S2	600	—	500	3.20%	September 10, 2024	September 10, 2025
Term Debt Facility 2021-S3	1,000	—	500	3.75%	January 31, 2027	July 31, 2027
Term Debt Facility 2022-S1	250	—	250	4.07%	March 1, 2025	September 1, 2025
Total	$7,800	$3,362	$1,650
Issuance Costs			(16)
Carrying Value			$1,634

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	3,000	—	1,500	10.00%	April 1, 2025	April 1, 2026
Term Debt Facility 2022-M1	500	—	75	10.00%	September 15, 2025	September 15, 2026
Total	$3,500	$—	$1,575
Issuance Costs			(33)
Carrying Value			$1,542

Total Non-Recourse Asset-backed Debt	$11,300	$3,362	$3,176

Recourse Debt - Other Secured Borrowings:
Mortgage Financing
Repo Facility 2019-R1	$100	$12	$—	2.43%	May 25, 2023	May 25, 2023
Total Recourse Debt	$100	$12	$—
Asset-backed Senior Revolving Credit Facilities
We classify the senior revolving credit facilities as current liabilities on our condensed consolidated balance sheets. In some cases, the borrowing capacity amounts under the asset-backed senior revolving credit facilities as reflected in the table are not fully committed and any borrowings above those amounts are subject to the applicable lender’s discretion. As of June 30, 2022, we had fully committed borrowing capacity with respect to asset-backed senior revolving credit facilities of $4.3 billion.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Asset-backed Senior Term Debt Facilities
We classify our senior term debt facilities as non-current liabilities in our condensed consolidated balance sheets. The carrying value of the non-current liabilities is reduced by issuance costs of $16 million. In some cases, the borrowing capacity amounts under the asset-backed senior term debt facilities as reflected in the table are not fully committed and any borrowings above those amounts are subject to the applicable lender’s discretion. As of June 30, 2022, we had fully committed borrowing capacity with respect to asset-backed senior term debt facilities of $1.9 billion.
The withdrawal period end dates and final maturity dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. Certain of our asset-backed senior term debt facilities also have additional extension options that are subject to lender approval that are not reflected in the table above.
Asset-backed Mezzanine Term Debt Facilities
In addition to the asset-backed senior revolving credit facilities and asset-backed senior term debt facilities, we have issued asset-backed mezzanine term debt facilities which are subordinated to the related senior facilities. As of June 30, 2022, we had fully committed borrowing capacity with respect to asset-backed mezzanine term debt facilities of $2.5 billion. Any borrowings above those amounts are not fully committed and subject to the applicable lender’s discretion.
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
Convertible Senior Notes
In August 2021, we issued the 2026 Notes with an aggregate principal amount of $978 million. The table below summarizes certain details related to our 2026 Notes (in millions):

June 30, 2022	Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2026 Notes	$978	$(22)	$956
See “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 6. Credit Facilities and Long-Term Debt” for additional information regarding our debt and financing arrangements.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in millions)	2022	2021
Net cash used in operating activities	$(343)	$(2,312)
Net cash provided by (used in) investing activities	$183	$(174)
Net cash provided by financing activities	$436	$2,670
Net increase in cash, cash equivalents, and restricted cash	$276	$184
Net Cash Used in Operating Activities
Net cash used in operating activities was $343 million and $2.3 billion for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, cash used in operating activities was primarily driven by the $622 million increase in real estate inventory. The impact of the change in operating working capital was partially offset by our net loss, net

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
of non-cash items, of $257 million. For the six months ended June 30, 2021, cash used in operating activities was primarily driven by a $2.2 billion increase in real estate inventory and a $32 million increase in escrow receivable correlated to the increase in revenue during the first half of 2021.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by (used in) investing activities was $183 million and $(174) million for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, cash provided by investing activities primarily consisted of a net decrease in marketable securities of $222 million, partially offset by $19 million for strategic investments in certain privately held companies and a $20 million increase in property and equipment. For the six months ended June 30, 2021, cash used in investing activities primarily consisted of the $153 million increase in marketable securities and the $10 million strategic investment in a privately held company. In addition, we used $11 million for capital expenditures, including internally developed software, employee computers and leasehold improvements.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $436 million and $2.7 billion for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022, cash provided by financing activities was primarily attributable to $446 million net proceeds on non-recourse asset-backed debt. For the six months ended June 30, 2021, cash provided by financing activities was primarily attributable to $1.8 billion net proceeds from non-recourse asset-backed debt and $886 million in proceeds from the February 2021 Offering, net of $29 million issuance costs.
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, except for the categories of contractual obligations included in the table below, which have been updated to reflect our contractual obligations as of June 30, 2022:

	Payment Due by Year
(in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Senior revolving credit facilities(1)	$3,396	$3,396	$—	$—	$—
Senior and mezzanine term debt facilities(2)	4,037	216	829	2,490	502
Mortgage financing(3)	12	12	—	—	—
Purchase commitments(4)	3,173	3,173	—	—	—
Total	$10,618	$6,797	$829	$2,490	$502
______________
(1)Represents the principal amounts outstanding as of June 30, 2022. Includes estimated interest payments, calculated using the variable rate in existence at period end over an assumed holding period of 90 days. Borrowings under the senior revolving credit facilities are payable as the related inventory is sold. The payment is expected to be within one year of June 30, 2022.
(2)Represents the principal amounts outstanding as of June 30, 2022 and interest payments assuming the principal balances remain outstanding until maturity. The final maturity dates of the senior and mezzanine term debt facilities vary, as discussed above.
(3)Represents the principal amounts outstanding as of June 30, 2022. The facility provides short-term financing between the origination of a mortgage loan and when Opendoor Home Loans sells the loan to an investor. Included estimated interest payments, calculated using the variable rate in existence at period end over the Company’s average holding period for mortgage loans.
(4)As of June 30, 2022, we were under contract to purchase 7,779 homes for an aggregate purchase price of $3.2 billion.

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
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the condensed consolidated financial statements. Based on this definition, critical accounting policies and estimates are discussed in “Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Annual Report. There have been no significant changes to these critical accounting estimates during the first six months of 2022. In addition, we have other key accounting policies and estimates that are described in “Part I – Item 1. Financial Statements –Notes to Condensed Consolidated Financial Statements – Note 1. Description of Business and Accounting Policies” in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
We are subject to market risk by way of changes in interest rates on borrowings under our inventory financing facilities and mortgage financing repurchase agreement. As of June 30, 2022 and December 31, 2021 we had outstanding borrowings of $3.4 billion and $4.2 billion, respectively, which bear interest at a floating Benchmark reference rate ("Benchmark Rate"), based on a London Interbank Offered Rate (“LIBOR”) or the secured overnight financing rate ("SOFR"), plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. Many of our floating rate debt facilities also have Benchmark Rate floors. Assuming no change in the outstanding borrowings on our credit facilities, we estimate that a one percentage point increase in the Benchmark Rate would increase our annual interest expense by approximately $34 million and $37 million as of June 30, 2022 and December 31, 2021, respectively.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There have been no material changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OPENDOOR TECHNOLOGIES INC.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
As previously disclosed by the Company, the FTC has been conducting an investigation into the Company since August 2019. The inquiry related primarily to statements in Opendoor’s advertising and website comparing selling homes to Opendoor with selling homes in a traditional manner using an agent and relating to statements that Opendoor’s offers reflect or are based on market prices. Opendoor and the FTC have been discussing resolution of this matter since December 2020. In February and June 2022, the Company met with the FTC Commissioners to explain its responses to the allegations and settlement proposals. After further negotiations, Opendoor has agreed to enter into a consent order that would resolve all aspects of the inquiry. As of June 30, 2022, the Company has accrued $62 million for this matter.
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
Item 1A. Risk Factors.
In the course of conducting our business operations, we are exposed to a variety of risks. These risks are generally inherent to the U.S. residential real estate industry or otherwise generally impact iBuyers like us. Any of the risk factors we described in "Part I – Item 1A. Risk Factors," in our Annual Report or in subsequent periodic reports, have affected or could materially adversely affect our business, financial condition and results of operations. The market price of shares of our common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Certain statements in “Risk Factors” are forward-looking statements. See “Forward-Looking Statements.”
Other than as set forth below, there have been no material changes to the Company's risk factors since the Annual Report.
The Company has agreed to enter into a consent order with the FTC. The failure to finalize a consent order or any alleged or actual noncompliance with a final consent order could have a materially adverse effect on the Company’s business.
As previously disclosed by the Company, the FTC has been conducting an investigation into the Company since August 2019. The inquiry related primarily to statements in the Company’s advertising and website comparing selling homes to the Company with selling homes in a traditional manner using an agent and relating to statements that the Company’s offers reflect or are based on market prices. The Company and the FTC have been discussing resolution of this matter since December 2020. In February and June 2022, the Company met with the FTC Commissioners to explain its responses to the allegations and settlement proposals. After further negotiations, the Company has agreed to enter into a consent order that would resolve all aspects of the inquiry, and as of June 30, 2022 the Company has accrued $62 million for this matter.
There can be no assurance that the Company will be able to finalize the consent order with the FTC and, should it fail to do, so it could be subject to expenses and potential monetary remedies as a result of litigation. Additionally, if the Company enters into and fails to comply, or is alleged to be in noncompliance with, the final consent order, the Company could be subject to additional regulatory or governmental investigations or actions, which may result in significant monetary fines, judgments or other penalties. The failure to finalize any consent order with the FTC or any alleged or actual noncompliance with a final consent order could have a materially adverse effect on the Company’s business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.

OPENDOOR TECHNOLOGIES INC.

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

OPENDOOR TECHNOLOGIES INC.

Date:	August 04, 2022	By:	/s/ Eric Wu

			Name:	Eric Wu
			Title:	Chief Executive Officer

Date:	August 04, 2022	By:	/s/ Carrie Wheeler

			Name:	Carrie Wheeler
			Title:	Chief Financial Officer