Form 10-Q
period 2022-09-30
Opendoor Technologies Inc.
filed 2022-11-03
CIK 1801169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________.
Commission file number 001-39253
Opendoor Technologies Inc.
(Exact name of registrant as specified in its charter)

Delaware			30-1318214
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

410 N. Scottsdale Road,		Suite 1600
Tempe,	AZ		85281
(Address of Principal Executive Offices)			(Zip Code)
(480) 618-6760
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	OPEN	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s common stock outstanding as of October 27, 2022 was approximately 634,202,431.

OPENDOOR TECHNOLOGIES INC.

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
▪our ability to maintain profitability;
▪our ability to grow market share in our existing markets or any new markets we may enter;
▪our ability to manage our growth effectively;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

		September 30, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$1,327	$1,731
Restricted cash		1,752	847
Marketable securities		178	484
Escrow receivable		154	84
Mortgage loans held for sale pledged under agreements to repurchase		—	7
Real estate inventory, net		6,093	6,096
Other current assets ($1 and $4 carried at fair value)		80	91
Total current assets		9,584	9,340
PROPERTY AND EQUIPMENT – Net		62	45
RIGHT OF USE ASSETS		43	42
GOODWILL		62	60
INTANGIBLES – Net		7	12
OTHER ASSETS		26	7
TOTAL ASSETS	(1)	$9,784	$9,506
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities		$209	$137
Non-recourse asset-backed debt - current portion		3,372	4,240
Other secured borrowings		—	7
Interest payable		14	12
Lease liabilities - current portion		6	4
Total current liabilities		3,601	4,400
NON-RECOURSE ASSET-BACKED DEBT – Net of current portion		3,699	1,862
CONVERTIBLE SENIOR NOTES		957	954
LEASE LIABILITIES – Net of current portion		39	42
Total liabilities	(2)	8,296	7,258
COMMITMENTS AND CONTINGENCIES (See Note 16)
SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 3,000,000,000 shares authorized; 632,513,135 and 616,026,565 shares issued, respectively; 632,513,135 and 616,026,565 shares outstanding, respectively		—	—
Additional paid-in capital		4,152	3,955
Accumulated deficit		(2,659)	(1,705)
Accumulated other comprehensive loss		(5)	(2)
Total shareholders’ equity		1,488	2,248
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$9,784	$9,506
________________
(1)The Company’s consolidated assets at September 30, 2022 and December 31, 2021 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Cash and cash equivalents, $2 and $9; Restricted cash, $1,744 and $838; Real estate inventory, net, $5,817 and $6,046; Escrow receivable, $114 and $78; Other current assets, $33 and $35; and Total assets of $7,710 and $7,006, respectively.
(2)The Company’s consolidated liabilities at September 30, 2022 and December 31, 2021 include the following liabilities for which the VIE creditors do not have recourse to Opendoor: Accounts payable and other accrued liabilities, $71 and $59; Interest payable, $14 and $11; Current portion of non-recourse asset-backed debt, $3,372 and $4,240; Non-recourse asset-backed debt, net of current portion, $3,699 and $1,862; and Total liabilities, $7,156 and $6,172, respectively.
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are presented in thousands, and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE	$3,361	$2,266	$12,710	$4,199
COST OF REVENUE	3,786	2,064	12,114	3,741
GROSS (LOSS) PROFIT	(425)	202	596	458
OPERATING EXPENSES:
Sales, marketing and operations	260	153	812	319
General and administrative	85	91	323	503
Technology and development	40	27	121	102
Total operating expenses	385	271	1,256	924
LOSS FROM OPERATIONS	(810)	(69)	(660)	(466)
WARRANT FAIR VALUE ADJUSTMENT	—	3	—	12
INTEREST EXPENSE	(115)	(43)	(272)	(70)
OTHER (LOSS) INCOME – Net	(2)	53	(20)	54
LOSS BEFORE INCOME TAXES	(927)	(56)	(952)	(470)
INCOME TAX EXPENSE	(1)	(1)	(2)	(1)
NET LOSS	$(928)	$(57)	$(954)	$(471)
Net loss per share attributable to common shareholders:
Basic	$(1.47)	$(0.09)	$(1.53)	$(0.80)
Diluted	$(1.47)	$(0.09)	$(1.53)	$(0.80)
Weighted-average shares outstanding:
Basic	629,535	603,389	624,581	585,854
Diluted	629,535	603,389	624,581	585,854

See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NET LOSS	$(928)	$(57)	$(954)	$(471)
OTHER COMPREHENSIVE LOSS:
Unrealized loss on marketable securities	—	—	(3)	—
COMPREHENSIVE LOSS	$(928)	$(57)	$(957)	$(471)
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except number of shares)
(Unaudited)

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE-June 30, 2022	627,033,133	$—	$4,092	$(1,731)	$(5)	$2,356
Vesting of restricted shares	316	—	—	—	—	—
Vesting of restricted stock units	4,414,922	—	—	—	—	—
Exercise of stock options	570,974	—	1	—	—	1
Employee stock purchase plan	493,790	—	2	—	—	2
Stock-based compensation	—	—	57	—	—	57
Other comprehensive loss	—	—	—	—	—	—
Net loss	—	—	—	(928)	—	(928)
BALANCE–September 30, 2022	632,513,135	$—	$4,152	$(2,659)	$(5)	$1,488
BALANCE–
	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE-December 31, 2021	616,026,565	$—	$3,955	$(1,705)	$(2)	$2,248
Vesting of restricted shares	142,445	—	—	—	—	—
Vesting of restricted stock units	12,957,946	—	—	—	—	—
Exercise of stock options	2,892,389	—	4	—	—	4
Employee stock purchase plan	493,790	—	2	—	—	2
Stock-based compensation	—	—	191	—	—	191
Other comprehensive loss	—	—	—	—	(3)	(3)
Net loss	—	—	—	(954)	—	(954)
BALANCE–September 30, 2022	632,513,135	$—	$4,152	$(2,659)	$(5)	$1,488

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except number of shares)
(Unaudited)

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE-June 30, 2021	593,838,919	$—	$3,875	$(1,457)	$—	$2,418
Issuance of common stock in connection with the February 2021 Offering	—	—	—	—	—	—
Vesting of restricted shares	318,929	—	—	—	—	—
Vesting of restricted stock units	2,812,297	—	—	—	—	—
Common stock issued upon exercise of warrants	7,695,674	—	52	—	—	52
Exercise of stock options	2,549,414	—	4	—	—	4
Purchases of Capped Calls related to the 2026 Notes	—	—	(119)	—	—	(119)
Stock-based compensation	—	—	65	—	—	65
Net loss	—	—	—	(57)	—	(57)
BALANCE–September 30, 2021	607,215,233	$—	$3,877	$(1,514)	$—	$2,363

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE-December 31, 2020	540,714,692	$—	$2,596	$(1,043)	$—	$1,553
Issuance of common stock in connection with the February 2021 Offering	32,817,421	—	857	—	—	857
Vesting of restricted shares	979,198	—	—	—	—	—
Vesting of restricted stock units	17,712,282	—	—	—	—	—
Common stock issued upon exercise of warrants	8,200,151	—	58	—	—	58
Exercise of stock options	6,791,489	—	11	—	—	11
Purchases of Capped Calls related to the 2026 Notes	—	—	(119)	—	—	(119)
Stock-based compensation	—	—	474	—	—	474
Net loss	—	—	—	(471)	—	(471)
BALANCE–September 30, 2021	607,215,233	$—	$3,877	$(1,514)	$—	$2,363

See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(954)	$(471)
Adjustments to reconcile net loss to cash, cash equivalents, and restricted cash used in operating activities:
Depreciation and amortization	59	30
Amortization of right of use asset	6	6
Stock-based compensation	178	465
Warrant fair value adjustment	—	(12)
Gain on settlement of lease liabilities	—	(5)
Inventory valuation adjustment	663	32
Changes in fair value of equity securities	36	(51)
Net fair value adjustments and loss on sale of mortgage loans held for sale	(1)	(3)
Origination of mortgage loans held for sale	(118)	(154)
Proceeds from sale and principal collections of mortgage loans held for sale	128	142
Changes in operating assets and liabilities:
Escrow receivable	(70)	(120)
Real estate inventory	(663)	(5,806)
Other assets	—	(50)
Accounts payable and other accrued liabilities	73	102
Interest payable	4	3
Lease liabilities	(6)	(12)
Net cash used in operating activities	(665)	(5,904)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(33)	(23)
Purchase of intangible assets	—	(1)
Purchase of marketable securities	(28)	(459)
Proceeds from sales, maturities, redemptions and paydowns of marketable securities	293	86
Purchase of non-marketable equity securities	(25)	(15)
Proceeds from sale of non-marketable equity securities	3	—
Capital returns from non-marketable equity securities	3	—
Acquisitions, net of cash acquired	(3)	(20)
Net cash provided by (used in) investing activities	210	(432)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	953
Purchase of capped calls related to the convertible senior notes	—	(119)
Proceeds from exercise of stock options	4	11
Proceeds from issuance of common stock for ESPP	2	—
Proceeds from warrant exercise	—	22
Proceeds from the February 2021 Offering	—	886
Issuance cost of common stock	—	(29)
Proceeds from non-recourse asset-backed debt	9,160	7,782
Principal payments on non-recourse asset-backed debt	(8,179)	(2,837)
Proceeds from other secured borrowings	114	151
Principal payments on other secured borrowings	(121)	(138)
Payment of loan origination fees and debt issuance costs	(24)	(9)
Net cash provided by financing activities	956	6,673
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	501	337
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – Beginning of period	2,578	1,506
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	$3,079	$1,843
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid during the period for interest	$248	$57
DISCLOSURES OF NONCASH ACTIVITIES:
Stock-based compensation expense capitalized for internally developed software	$13	$9

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

Issuance of common stock in extinguishment of warrant liabilities	$—	$(35)
RECONCILIATION TO CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$1,327	$1,359
Restricted cash	1,752	484
Cash, cash equivalents, and restricted cash	$3,079	$1,843
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements as of September 30, 2022 and December 31, 2021 and for the three and nine month periods ended September 30, 2022 and 2021 include the accounts of Opendoor, its wholly owned subsidiaries and VIEs where the Company is the primary beneficiary. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements herein. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that have a material impact on the amounts reported in the financial statements and accompanying notes. Significant estimates, assumptions and judgments made by management include, among others, the determination of the fair value of common stock, share-based awards, warrants, and inventory valuation adjustment. Management believes that the estimates and judgments upon which management relies are reasonable based upon information available to management at the time that these estimates and judgments are made. To the extent there are material differences between these estimates, assumptions and judgments and actual results, the carrying values of the Company's assets and liabilities and the results of operations will be affected. The health of the residential housing market and interest rate environment have introduced additional uncertainty with respect to judgments, estimates and assumptions, which may materially impact the estimates previously listed, among others.
Significant Risks and Uncertainties
The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, the Company believes that changes in any of the following areas could have a significant negative effect on the Company in terms of its future financial position, results of operations or cash flows: public health crises, like the COVID-19 pandemic; its rates of revenue growth; its ability to manage inventory; engagement and usage of its products; the effectiveness of its investment of resources to pursue strategies; competition in its market; the stability of the residential real estate market; the impact of interest rate changes on demand for and pricing of its products and on the cost of capital; changes in technology, products, markets or services by the Company or its competitors; its ability to maintain or establish relationships with listings and data providers; its

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
ability to obtain or maintain licenses and permits to support its current and future businesses; actual or anticipated changes to its products and services; changes in government regulation affecting its business; the outcomes of legal proceedings; natural disasters and catastrophic events; scaling and adaptation of existing technology and network infrastructure; its management of its growth; its ability to attract and retain qualified employees and key personnel; its ability to successfully integrate and realize the benefits of its past or future strategic acquisitions or investments; the protection of customers’ information and other privacy concerns; the protection of its brand and intellectual property; and intellectual property infringement and other claims, among other things.
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, restricted cash, and investments in marketable securities. The Company places cash and cash equivalents and investments with major financial institutions, which management assesses to be of high credit quality, in order to limit exposure of the Company’s investments.
The Company’s significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 1. Description of Business and Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the nine month period ended September 30, 2022, except as noted below.
Investments
The Company’s investments in marketable securities consist of debt securities classified as available-for-sale as well as marketable equity securities. The Company's available-for-sale debt securities are measured at fair value with unrealized gains and losses included in Accumulated other comprehensive loss in shareholders' equity and realized gains and losses included in Other (loss) income-net.
The Company’s strategic investments consist of a marketable equity security, which is publicly traded, and non-marketable equity securities, which are investments in privately held companies. Marketable equity securities have readily determinable fair values with changes in fair value recorded in Other (loss) income-net. Non-marketable equity securities and equity method investments do not have readily determinable fair values. These securities are accounted for under one of the following accounting methods:
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
All realized and unrealized gains and losses or the Company's share of the investee's earnings or losses, including impairment losses, are recognized in Other (loss) income-net. Any dividends on equity method investments are recognized as a reduction of the investment's carrying value. Non-marketable equity securities are reported in Other assets.
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
Real Estate Inventory
Real estate inventory is carried at the lower of cost or net realizable value and the Company applies the specific identification method whereby each property constitutes the unit of account. Real estate inventory cost includes but is not limited to the property purchase price, acquisition costs and direct costs to renovate or repair the home, less inventory valuation adjustments, if any. Work in progress inventory includes homes undergoing repairs and finished goods inventory includes

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
homes that are listed for sale, including homes ready for listing, and homes under contract for sale. Real estate inventory is reviewed for valuation adjustments at least quarterly. If the carrying amount or cost basis is not expected to be recovered, an inventory valuation adjustment is recorded to Cost of revenue and the related assets are adjusted to their net realizable value.
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment and definite-lived intangible assets, among other long-lived assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. The impairment loss recognized for the three and nine months ended September 30, 2022 is related to impairment of certain internally developed software projects. The impairment loss recognized for the three and nine months ended September 30, 2021 is related to abandonment of property and equipment, impairment and abandonment of certain internally developed software projects, and sublease of certain right of use assets. The impairment loss recognized during the periods presented is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative	$—	$—	$—	$1
Technology and development	1	1	1	3
Total impairment loss	$1	$1	$1	$4
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
RSUs
Prior to its listing, the Company granted RSUs with a performance condition, based on a liquidity event, as defined by the share agreement, as well as a service condition to vest, which was generally four years. The Company determined the fair value of RSUs based on the valuation of the Company’s common stock as of the grant date. No compensation expense was recognized for performance-based awards until the liquidity event occurred in February 2021. Subsequent to the occurrence of the liquidity event, compensation expense was recognized on an accelerated attribution basis over the requisite service period of the awards. After the Company became listed, the RSUs granted are generally only subject to a service condition to vest and typically vest over one to four years. Compensation expense is recognized on a straight-line basis subject to a floor of the vested number of shares for each award.
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
2.BUSINESS COMBINATIONS
On September 3, 2021, the Company acquired 100% of the outstanding equity of Services Labs, Inc., including its consolidated subsidiaries (“Pro.com”), in exchange for $22 million in cash consideration. The Company acquired Pro.com, a construction project platform, for its technology and talent. Acquired intangible assets consisted of developed technology valued at $4 million and were amortized over one year. Goodwill attributed to the Pro.com acquisition was $16 million.
On November 3, 2021, the Company acquired the assets of RedDoor HQ Inc. (“RedDoor”) as part of a business combination in exchange for $15 million in cash consideration, of which $2 million is to be paid out one year following the date of closing. The Company acquired the processes, systems and talent of RedDoor, which previously operated an online mortgage brokerage platform. Acquired intangible assets consist of developed technology valued at $3 million and are being amortized over one year. Goodwill attributed to the RedDoor acquisition was $13 million.
3.REAL ESTATE INVENTORY
The following table presents the components of inventory, net of applicable inventory valuation adjustments of $622 million and $40 million, as of September 30, 2022 and December 31, 2021, respectively (in millions):

	September 30, 2022	December 31, 2021
Work in progress	$642	$1,971
Finished goods:
Listed for sale	4,209	2,325
Under contract for sale	1,242	1,800
Total real estate inventory	$6,093	$6,096
As of September 30, 2022, the Company was in contract to purchase 2,259 homes for an aggregate purchase price of $802 million.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
During the three and nine months ended September 30, 2022, the Company recorded inventory valuation adjustments for real estate inventory of $573 million and $663 million, respectively, in Cost of revenue in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2021, the Company recorded inventory valuation adjustments for real estate inventory of $31 million and $32 million, respectively, in Cost of revenue in the condensed consolidated statements of operations.
4.CASH, CASH EQUIVALENTS, AND INVESTMENTS
The amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents, and marketable securities as of September 30, 2022 and December 31, 2021, are as follows (in millions):

	September 30, 2022
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$174	$—	$—	$174	$174	$—
Time deposit	201	—	—	201	201	—
Money market funds	952	—	—	952	952	—
Corporate debt securities	145	—	(5)	140	—	140
Commercial paper	15	—	—	15	—	15
Equity securities	11	—	—	11	—	11
Certificates of deposit	9	—	—	9	—	9
Asset-backed securities	3	—	—	3	—	3
Total	$1,510	$—	$(5)	$1,505	$1,327	$178

	December 31, 2021
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$81	$—	$—	$81	$81	$—
Money market funds	1,350	—	—	1,350	1,350	—
Time deposit	300	—	—	300	300	—
Corporate debt securities	208	—	(1)	207	—	207
Mutual fund	200	—	—	200	—	200
Equity securities	46	—	—	46	—	46
Commercial paper	15	—	—	15	—	15
Asset-backed securities	7	—	—	7	—	7
Certificates of deposit	5	—	—	5	—	5
Sovereign bonds	4	—	—	4	—	4
Total	$2,216	$—	$(1)	$2,215	$1,731	$484
During the three and nine months ended September 30, 2022, the Company recognized $11 million and $36 million of net unrealized losses, respectively, in the condensed consolidated statements of operations related to equity securities held as of September 30, 2022. During both the three and nine months ended September 30, 2021, the Company recognized $51 million of net unrealized gains in the condensed consolidated statements of operations related to equity securities held as of September 30, 2021.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
A summary of debt securities with unrealized losses aggregated by period of continuous unrealized loss is as follows (in millions):

	Less than 12 Months		12 Months or Greater		Total
September 30, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Money market funds	$—	$—	$—	$—	$—	$—
Corporate debt securities	88	(3)	52	(2)	140	(5)
Commercial paper	15	—	—	—	15	—
Certificates of deposit	6	—	—	—	6	—
Asset-backed securities	1	—	2	—	3	—
Total	$110	$(3)	$54	$(2)	$164	$(5)

	Less than 12 Months		12 Months or Greater		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Money market funds	$259	$—	$—	$—	$259	$—
Corporate debt securities	207	(1)	—	—	207	(1)
Commercial paper	15	—	—	—	15	—
Asset-backed securities	7	—	—	—	7	—
Certificates of deposit	5	—	—	—	5	—
Sovereign bonds	4	—	—	—	4	—
Total	$497	$(1)	$—	$—	$497	$(1)
The scheduled contractual maturities of debt securities as of September 30, 2022 are as follows (in millions):

September 30, 2022	Fair Value	Within 1 Year	After 1 Year through 5 Years
Corporate debt securities	$140	$81	$59
Commercial paper	15	15	—
Certificates of deposit	9	9	—
Asset-backed securities	3	3	—
Total	$167	$108	$59
A summary of non-marketable equity securities and equity method investment balances as of September 30, 2022 and December 31, 2021 are as follows (in millions):

	September 30, 2022	December 31, 2021
Equity method investments	$20	$—
Non-marketable equity securities	5	5
Total	$25	$5
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
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as of September 30, 2022 and December 31, 2021 (in millions):

	September 30, 2022	December 31, 2021
Assets
Cash and cash equivalents	$2	$9
Restricted cash	1,744	838
Real estate inventory, net	5,817	6,046
Other(1)	147	113
Total assets	$7,710	$7,006
Liabilities
Non-recourse asset-backed debt	$7,071	$6,102
Other(2)	85	70
Total liabilities	$7,156	$6,172
________________
(1)Includes escrow receivable and other current assets.
(2)Includes accounts payable and other accrued liabilities and interest payable.
The creditors of the VIEs generally do not have recourse to the Company’s general credit solely by virtue of being creditors of the VIEs. See “Note 6 — Credit Facilities and Long-Term Debt” for further discussion of the recourse obligations with respect to the VIEs.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
6.CREDIT FACILITIES AND LONG-TERM DEBT
The following tables summarize certain details related to the Company's credit facilities and long-term debt as of September 30, 2022 and December 31, 2021 (in millions, except interest rates):

		Outstanding Amount
September 30, 2022	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$573	$—	3.79%	June 7, 2024	June 7, 2024
Revolving Facility 2018-3	750	596	—	3.37%	May 26, 2024	May 26, 2024
Revolving Facility 2019-1	900	645	—	4.13%	June 30, 2023	June 30, 2023
Revolving Facility 2019-2	1,850	1,275	—	3.60%	July 8, 2023	July 8, 2024
Revolving Facility 2019-3	925	190	—	3.79%	April 5, 2024	April 5, 2025
Revolving Facility 2021-1	125	93	—	3.19%	October 31, 2022	October 31, 2022
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	400	—	400	3.48%	April 1, 2024	April 1, 2025
Term Debt Facility 2021-S2	600	—	500	3.20%	September 10, 2024	September 10, 2025
Term Debt Facility 2021-S3	1,000	—	750	3.75%	January 31, 2027	July 31, 2027
Term Debt Facility 2022-S1	250	—	250	4.07%	March 1, 2025	September 1, 2025
Term Debt Facility 2022-S2	500	—	200	7.64%	January 31, 2023	December 31, 2023
Total	$8,300	$3,372	$2,100
Issuance Costs			(21)
Carrying Value			$2,079

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	3,000	—	1,500	10.00%	April 1, 2025	April 1, 2026
Term Debt Facility 2022-M1	500	—	150	10.00%	September 15, 2025	September 15, 2026
Total	$3,500	$—	$1,650
Issuance Costs			(30)
Carrying Value			$1,620

Total Non-Recourse Asset-backed Debt	$11,800	$3,372	$3,699

Recourse Debt - Other Secured Borrowings:
Mortgage Financing
Repo Facility 2019-R1	$100	$—	$—	2.61%	May 25, 2023	May 25, 2023
Total Recourse Debt	$100	$—	$—

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
Non-Recourse Asset-backed Debt
The Company utilizes inventory financing facilities consisting of asset-backed senior debt facilities and asset-backed mezzanine term debt facilities to provide financing for the Company’s real estate inventory purchases and renovation. These inventory financing facilities are typically secured by some combination of restricted cash, equity in real estate owning subsidiaries and related holding companies, and, for senior facilities, the real estate inventory financed by the relevant facility and/or beneficial interests in such inventory.
Each of the borrowers under the inventory financing facilities is a consolidated subsidiary of Opendoor and a separate legal entity. Neither the assets nor credit of any such borrower subsidiaries are generally available to satisfy the debts and other obligations of any other Opendoor entities. The inventory financing facilities are non-recourse to the Company and are non-recourse to Opendoor subsidiaries not party to the relevant facilities, except for limited guarantees provided by an Opendoor subsidiary for certain obligations in situations involving “bad acts” by an Opendoor entity and certain other limited circumstances.
As of September 30, 2022, the Company had total borrowing capacity with respect to its non-recourse asset- backed debt of $11.8 billion. Borrowing capacity amounts under non-recourse asset-backed debt as reflected in the table above are in some cases not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. Any amounts repaid for senior term and mezzanine term debt facilities reduce total borrowing capacity as repaid amounts are not available to be reborrowed. As of September 30, 2022, the Company had committed borrowing capacity with respect to the Company’s non-recourse asset-backed debt of $8.6 billion; this committed borrowing capacity is comprised of $4.0 billion for senior revolving credit facilities, $2.1 billion for senior term debt facilities, and $2.5 billion for mezzanine term debt facilities.

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
The senior revolving credit facilities have aggregated borrowing bases, which increase or decrease based on the cost and value of the properties financed under a given facility and the time that those properties are in the Company’s possession. When the Company resells a home, the proceeds are used to reduce the outstanding balance under the related senior revolving credit facility. The borrowing base for a given facility may be reduced as properties age beyond certain thresholds or the performance of the properties financed under that facility declines, and any borrowing base deficiencies may be satisfied through contributions of additional properties or partial repayment of the facility.
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
Borrowings under the senior term debt facilities accrue interest at a fixed rate with the exception of Term Debt Facility 2022-S2, which accrues interest at a floating rate based on SOFR plus a margin. The Company's senior term debt facilities may include upfront issuance costs that are capitalized as part of the facilities' respective carrying values. These facilities are fully prepayable at any time but may be subject to certain customary prepayment penalties.
The senior term debt facilities have aggregated property borrowing bases, which increase or decrease based on the cost and the value of the properties financed under a given facility, the time those properties are in the Company’s possession and the amount of cash collateral pledged by the relevant borrowers. The borrowing base for a given facility may be reduced as properties age beyond certain thresholds or the performance of the properties financed under that facility declines, and any borrowing base deficiencies may be satisfied through contributions of additional properties, cash or through partial repayment of the facility.

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
The mezzanine term debt facilities have aggregated property borrowing bases, which increase or decrease based on the cost and the value of the properties financed under a given facility and time in the Company’s possession of those properties and the amount of cash collateral pledged by the relevant borrowers. The borrowing base for a given facility may be reduced as properties age beyond certain thresholds or the performance of the properties financed under that facility declines and any borrowing base deficiencies may be satisfied through contributions of additional properties or cash or through partial repayment of the facility.
Covenants
The Company’s inventory financing facilities include customary representations and warranties, covenants and events of default. Financed properties are subject to customary eligibility criteria and concentration limits.
The terms of these inventory financing facilities and related financing documents require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to equity). As of September 30, 2022, the Company was in compliance with all financial covenants and no event of default had occurred.
Mortgage Financing
The Company’s change in mortgage approach has precipitated a change to its mortgage financing. Since March 2019, the Company has utilized a master repurchase agreement (the “Repurchase Agreement”) to provide capital for Opendoor Home Loans. The facility, which has been classified as a current liability on the Company’s condensed consolidated balance sheets, provided short-term financing between the issuance of a mortgage loan and when Opendoor Home Loans sold the loan to an investor. In accordance with the Repurchase Agreement, the lender agreed to pay Opendoor Home Loans a negotiated purchase price for eligible loans and Opendoor Home Loans simultaneously agreed to repurchase such loans from the lender within a specified timeframe and at an agreed upon price that included interest. Opendoor Labs Inc. was the guarantor with respect to the Repurchase Agreement and the obligation to repurchase loans previously transferred under the arrangement for the benefit of the lender. This financing arrangement was an important component of Opendoor Home Loans’ operations as a correspondent lender.
In recent months, the Company has changed how it delivers mortgage services. Instead of correspondent lending, the Company is now focused on mortgage brokering via both Opendoor Home Loans and OD Homes Brokerage (formerly RedDoor), which the Company believes will further its efforts to seamlessly integrate mortgage with the rest of the Opendoor ecosystem. The shift to mortgage brokering has resulted in the Company no longer requiring this facility after the existing mortgage loans financed under this facility were sold. The Repurchase Agreement was terminated in October 2022.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
As of September 30, 2022, the Repurchase Agreement had a borrowing capacity of $100 million, of which $20 million was committed. The Repurchase Agreement included customary representations and warranties, covenants and provisions regarding events of default. As of September 30, 2022, no mortgage loans were financed under the facility, and Opendoor was in compliance with all financial covenants and no event of default had occurred.
Transactions under the Repurchase Agreement bore interest at a rate based on one-month LIBOR plus an applicable margin, as defined in the Repurchase Agreement, and were secured by residential mortgage loans available for sale. The Repurchase Agreement contained margin call provisions that provided the lender with certain rights in the event of a decline in the market value of the assets purchased under the Repurchase Agreement. The Repurchase Agreement was recourse to Opendoor Labs Inc.
Convertible Senior Notes
In August 2021, the Company issued 0.25% senior notes due in 2026 (the “2026 Notes”) with an aggregate principal amount of $978 million. The tables below summarizes certain details related to the 2026 Notes (in millions, except interest rates):

September 30, 2022	Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2026 Notes	$978	$(21)	$957

September 30, 2022	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	Semi-Annual Interest Payment Dates	Conversion Rate	Conversion Price
2026 Notes	August 15, 2026	0.25%	0.77%	February 15; August 15	51.9926	$19.23
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
For the three and nine months ended September 30, 2022, total interest expense on the Company's convertible senior notes was $2 million and $6 million, respectively.
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

September 30, 2022	Balance at Fair Value	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$140	$—	$140	$—
Commercial paper	15	—	15	—
Equity securities	11	11	—	—
Certificates of deposit	9	—	9	—
Asset-backed securities	3	—	3	—
Other current assets:
Mortgage loans held for sale	1	—	1	—
Total assets	$179	$11	$168	$—

December 31, 2021	Balance at Fair Value	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$207	$—	$207	$—
Mutual fund	200	200	—	—
Equity securities	46	46	—	—
Commercial paper	15	—	15	—
Asset-backed securities	7	—	7	—
Certificates of deposit	5	—	5	—
Sovereign bonds	4	—	4	—
Mortgage loans held for sale pledged under agreements to repurchase	7	—	7	—
Other current assets:
Mortgage loans held for sale	4	—	4	—
Total assets	$495	$246	$249	$—
Fair Value of Financial Instruments
The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis (in millions):

	September 30, 2022
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$1,327	$1,327	$1,327	$—
Restricted cash	1,752	1,752	1,752	—
Liabilities:
Non-recourse asset-backed debt	$7,071	$7,122	$—	$7,122
Convertible senior notes	957	552	—	552

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)

	December 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$1,731	$1,731	$1,731	$—
Restricted cash	847	847	847	—
Liabilities:
Non-recourse asset-backed debt	$6,102	$6,140	$—	$6,140
Other secured borrowings	7	7	—	7
Convertible senior notes	954	1,019	—	1,019

8.PROPERTY AND EQUIPMENT
Property and equipment as of September 30, 2022 and December 31, 2021, consisted of the following (in millions):

	September 30, 2022	December 31, 2021
Internally developed software	$103	$71
Security systems	18	10
Computers	13	11
Furniture and fixtures	3	3
Software implementation costs	3	3
Office equipment	3	2
Leasehold improvements	2	2
Total	145	102
Accumulated depreciation and amortization	(83)	(57)
Property and equipment – net	$62	$45
Depreciation and amortization expense of $10 million and $28 million was recorded for the three and nine months ended September 30, 2022, respectively. Depreciation and amortization expense of $7 million and $19 million was recorded for the three and nine months ended September 30, 2021, respectively.
9.GOODWILL AND INTANGIBLE ASSETS
For the year ended December 31, 2021 the carrying amount of goodwill increased by $29 million due to the acquisitions as stated in “Note 2 — Business Combinations”. No impairment of goodwill was identified for the three and nine months ended September 30, 2022 and 2021.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
Intangible assets subject to amortization consisted of the following as of September 30, 2022 and December 31, 2021, respectively (in millions, except years):

September 30, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Developed technology	$9	$(7)	$2	0.4
Customer relationships	7	(4)	3	1.9
Trademarks	5	(3)	2	1.9
Intangible assets – net	$21	$(14)	$7

December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Developed technology	$7	$(2)	$5	0.7
Customer relationships	7	(3)	4	2.7
Trademarks	5	(2)	3	2.7
Intangible assets – net	$19	$(7)	$12
Amortization expense for intangible assets was $2 million and $7 million for the three and nine months ended September 30, 2022, respectively. Amortization expense for intangible assets was $1 million and $2 million for the three and nine months ended September 30, 2021, respectively.
As of September 30, 2022, expected amortization of intangible assets is as follows:

Fiscal Years	(In millions)
Remainder of 2022	$1
2023	4
2024	2
Total	$7
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
11.SHARE-BASED AWARDS
2022 Inducement Plan
In July 2022, the independent members of the Company’s Board of Directors adopted the 2022 Inducement Plan (the “Inducement Plan”). Under the Inducement Plan, 31,200,000 shares were initially reserved for issuance. The purpose of the Inducement Plan is to attract, retain and motivate new employees of the Company, particularly executive team members and

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
employees joining as part of business combinations. The Inducement Plan allows for the issuance of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other stock or cash based awards to prospective employees of the Company or any subsidiary of the Company.
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
A summary of the stock option activity for the nine months ended September 30, 2022, is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance-December 31, 2021	14,546	$2.12	4.7	$182
Granted	—	—
Exercised	(2,892)	1.36
Forfeited	(344)	4.08
Expired	(227)	0.77
Balance-September 30, 2022	11,083	$2.28	3.9	$13
Exercisable-September 30, 2022	10,824	$2.13	3.8	$13
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
A summary of the RSU activity for the nine months ended September 30, 2022, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested and outstanding-December 31, 2021	53,446	$17.35
Granted	28,735	6.80
Vested	(12,958)	11.85
Forfeited	(6,894)	12.46
Unvested and outstanding-September 30, 2022	62,329	$14.17
Restricted Shares
The Company has granted Restricted Shares to certain continuing employees, primarily in connection with acquisitions. The Restricted Shares vest upon satisfaction of a service condition, which generally ranges from three to four years.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
A summary of the Restricted Shares activity for the nine months ended September 30, 2022 is as follows:

	Number of Restricted Shares (in thousands)	Average Grant-Date Fair Value
Unvested-December 31, 2021	692	$3.91
Vested	(138)	3.02
Forfeited	(69)	3.02
Unvested-September 30, 2022	485	$4.29
ESPP
The first offering period for the Company's 2020 ESPP began on March 1, 2022. The ESPP, pursuant to Internal Revenue Code Section 423, allows eligible participants to purchase shares using payroll deductions of up to 15% of their total compensation, subject to a $25,000 calendar year limitation on contributions. The Company has limited the maximum number of shares to be purchased in an offering period to 1,000 shares per employee. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount on the lower price of either (i) the offer period start date or (ii) the purchase date. Each offering period is six months in duration. ESPP employee payroll contributions withheld as of September 30, 2022 were $1 million and are included within Accounts payable and other accrued liabilities in the condensed consolidated balance sheets. Payroll contributions withheld as of September 30, 2022 will be used to purchase shares at the end of the current ESPP purchase period ending on February 28, 2023.
The fair value of ESPP purchase rights is estimated at the date of grant using the Black-Scholes option-pricing valuation model. The following assumptions were applied in the model to estimate the grant-date fair value of the ESPP.

	Offering Period
	September 1, 2022 - February 28, 2023	March 1, 2022 - August 31, 2022
Fair value	$1.78	$3.55
Volatility	94.5%	101.4%
Risk-free rate	3.34%	0.60%
Expected life (in years)	0.5	0.5
Expected dividend	$—	$—
The Company recognized stock-based compensation expense related to the ESPP of $1 million and $2 million during the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, total estimated unrecognized compensation expense related to the ESPP was $1 million. That cost is expected to be recognized over the remaining term of the offering period of 5 months.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
Stock-based compensation expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function as presented in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative	$38	$52	$132	$405
Sales, marketing and operations	5	2	14	10
Technology and development	9	8	32	50
Total stock-based compensation expense	$52	$62	$178	$465
During the nine months ended September 30, 2022, no market condition awards satisfied their market condition.
As of September 30, 2022, there was $547 million of unamortized stock-based compensation costs related to unvested RSUs, stock options, and Restricted Shares. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.4 years.
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
The Company recorded a warrant fair value adjustment of $(3) million and $(12) million for the change in fair value of the Sponsor Warrants for the three and nine months ended September 30, 2021, respectively.
Marketing Warrants
On July 28, 2022, the Company entered into a warrant agreement with Zillow, Inc. (“Zillow”) in connection with a partnership arrangement that allows for Zillow to purchase up to 6 million shares of common stock that will vest in tranches (each, a “Tranche”) upon Zillow providing resale marketing services to the Company. Each Tranche will have an exercise price per share equal to the 30-day trailing volume weighted average price per share of Opendoor Common Stock (“VWAP”) prior to the vesting date of that Tranche, subject to a $15 floor and $30 cap per share. After a Tranche has vested, the Tranche can be exercised via a cash payment or a cashless exercise; provided that the Company has the option to cash settle any exercise. The warrant expires in July 2027, subject to extension for an additional Tranche and early termination under limited circumstances. We expect Zillow to begin providing marketing services under the partnership arrangement in early 2023. Accordingly, as of September 30, 2022, no warrant shares had vested.

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
The Company’s provision for income taxes, which was primarily composed of state tax expense, was $1 million and $2 million for the three and nine months ended September 30, 2022, respectively, with an effective tax rate of (0.08)% and (0.19)%, respectively. The Company's provision for income taxes was less than $1 million and $1 million for the three and nine months ended September 30, 2021, respectively, with an effective tax rate of (0.58)% and (0.17)%, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the recording of a full valuation allowance against the net deferred tax assets.
The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, including a three-year cumulative loss position, the Company believes that based on the weight of available evidence, it is more likely than not that all of the deferred tax assets will not be realized and recorded a full valuation allowance on its net deferred tax assets as of September 30, 2022 and December 31, 2021.
14.RELATED PARTIES
In 2018, an executive early exercised stock options to purchase 1,479,459 shares of unvested common stock at a price per share of $1.01 by issuing a promissory note to the Company for a total price of $1.5 million with an interest rate of 2.31% per annum. On June 29, 2021, the outstanding balance under the promissory note of $1.6 million was repaid in full.
15.NET LOSS PER SHARE
Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. During the periods when there is a net loss, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. No dividends were declared or paid for the three and nine months ended September 30, 2022 or 2021.
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
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders for the three and nine months ended September 30, 2022 and 2021 (in millions, except share amounts which are presented in thousands, and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common shareholders – basic and diluted	$(928)	$(57)	$(954)	$(471)
Denominator:
Weighted average shares outstanding – basic and diluted	629,535	603,389	624,581	585,854
Basic and diluted net loss per share	$(1.47)	$(0.09)	$(1.53)	$(0.80)

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
RSUs	62,329	56,404	62,329	56,404
Options	11,083	16,740	11,083	16,740
Unvested Shares from Early Exercise	—	9	—	9
Restricted Shares	485	1,216	485	1,216
Employee Stock Purchase Plan	829	—	829	—
Total anti-dilutive securities	74,726	74,369	74,726	74,369
16.COMMITMENTS AND CONTINGENCIES
Lease Commitments
During the nine months ended September 30, 2022, the Company did not enter into any material new leases, lease renewals, or lease modifications. On September 25, 2020, the Company exercised an option to early terminate the San Francisco headquarters lease, effective September 30, 2021. In September 2020, the Company did not anticipate returning to the San Francisco space, so the Company accelerated amortization of the right-of-use asset and incurred and paid early termination fees. In January 2021, the Company terminated the San Francisco lease prior to the anticipated termination date of September 30, 2021, which resulted in a $5 million gain recognized in the condensed consolidated statements of operations for the nine months ended September 30, 2021.
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
As previously disclosed by the Company, the Federal Trade Commission (“FTC”) began conducting an investigation into the Company in August 2019. The inquiry related primarily to statements in the Company's advertising and website comparing selling homes to the Company with selling homes in a traditional manner using an agent and relating to statements that the Company’s offers reflect or are based on market prices. The Company and the FTC began discussing resolution of this matter in December 2020. After extensive negotiations, the Company agreed to enter into a consent order resolving all aspects of the inquiry, which became final on October 21, 2022. Pursuant to the consent order, the Company did not admit to any wrongdoing and is required to possess competent and reliable supporting data prior to making statements regarding the costs, savings, repair costs, or financial benefits of Company services related to assisting consumers selling homes. The consent order also requires that the Company retain certain records, submit a compliance report to the FTC, and pay the FTC $62 million, an amount the Company previously accrued. The $62 million fine was paid in October 2022.
On October 7, 2022, a putative securities class action lawsuit was filed in the United States District Court for the District of Arizona, captioned Alich v. Opendoor Technologies Inc., et al. (Case No. 2:22-cv-01717-JFM), naming as defendants the Company and certain of the Company’s current and former officers and directors. The complaint alleges that the Company and certain officers violated Section 10(b) of the Exchange Act and SEC Rule 10b-5, and that the Company and certain directors violated Section 11 of the Securities Act, in each case by making materially false or misleading statements related to the

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
effectiveness of the Company’s pricing algorithm. The plaintiff also alleges that the Company’s officers and directors named as defendants violated Section 20(a) of the Exchange Act and Section 15 of the Securities Act, respectively, which provide for control person liability. The claims are asserted on behalf of all persons and entities that purchased, or otherwise acquired, Company common stock between December 21, 2020 and September 16, 2022 or pursuant to the offering documents issued in connection with our business combination with SCH. The plaintiff seeks class certification, an award of unspecified compensatory damages, an award of interest and reasonable costs and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper. We believe that the allegations in the complaint are without merit, and we intend to vigorously defend ourselves in this matter.
17.SUBSEQUENT EVENTS
On November 2, 2022, the Company announced a workforce reduction of approximately 550 employees, representing 18% of our workforce at that time. We are providing post-employment benefits to impacted employees for a total cash cost of approximately $15 million, which we expect will be recognized in the fourth quarter of fiscal 2022 and paid primarily during the same period.
On October 19, 2022, a subsidiary of the Company entered into a new asset-backed senior revolving credit facility with $525 million in borrowing capacity and a final maturity date of October 31, 2023. As a result of this new facility, other recent amendments, and activity on existing facilities, the Company has an aggregate borrowing capacity of $12.6 billion and committed borrowing capacity of $7.3 billion for its non-recourse asset-backed debt.

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
Overview
Opendoor’s mission is to empower everyone with the freedom to move and make it possible to buy, sell and move at the tap of a button. We are transforming what has historically been a complex, uncertain, time-consuming and mostly offline process into a simple, online experience. Since our inception in 2014, we have built scalable pricing capabilities, technology-enabled centralized operations, and a suite of digital-first consumer products. These investments have enabled us to help customers buy or sell homes in over 200,000 transactions and expand our footprint to 51 markets across the country. Most importantly, we have grown rapidly while delighting our customers with an experience that brings simplicity, certainty and speed to the home selling and buying process.
Financial Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages, homes sold, number of markets, and homes in inventory)	2022	2021	Change	2022	2021	Change
Revenue	$3,361	$2,266	$1,095	$12,710	$4,199	$8,511
Homes sold	8,520	5,988	2,532	31,671	11,931	19,740
Gross (loss) profit	$(425)	$202	$(627)	$596	$458	$138
Gross margin	(12.6)%	8.9%		4.7%	10.9%
Net loss	$(928)	$(57)	$(871)	$(954)	$(471)	$(483)
Adjusted Net Loss	$(328)	$(18)	$(310)	$(107)	$(36)	$(71)
Contribution (Loss) Profit	$(22)	$169	$(191)	$732	$373	$359
Contribution Margin	(0.7)%	7.5%		5.8%	8.9%
Adjusted EBITDA	$(211)	$35	$(246)	$183	$58	$125
Adjusted EBITDA Margin	(6.3)%	1.5%		1.4%	1.4%
Number of markets (at period end)	51	44	7	51	44	7
Inventory (at period end)	$6,093	$6,268	$(175)	$6,093	$6,268	$(175)
Homes in inventory (at period end)	16,873	17,164	(291)	16,873	17,164	(291)
Current Housing Environment
The residential real estate market continues to be dominated by concerns of elevated inflation, rising rates, and increasing probability of recession. In response to persistent inflationary pressures, the U.S. Federal Reserve Board has implemented four 75-basis point hikes in target rates since June 2022, marking the most aggressive response by the U.S. Federal Reserve Board since the early 1980s. These actions have pushed long-term interest rates higher with mortgage rates following suit. Thirty-year fixed mortgage rates reached a decade-high average level of 5.6% in the third quarter, relative to an average rate of 3.8% during the three months ended March 31, 2022. Mortgage rates have continued their rise since then, reaching over 7% in late October 2022, a level last seen in the early 2000s.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The ensuing decline in housing affordability has driven a sharp pullback in home buyer demand, which precipitated a slowdown in both transaction velocity and home price appreciation (“HPA”) from close-to-record highs observed as recently as May of this year. While we had anticipated a slowdown in the housing market from peak levels, the speed of adjustment realized earlier this year was much faster than expected and sharper than typical seasonal trends.
According to the National Association of Realtors, single-family existing home transaction volumes as of the end of the third quarter were down 23% versus the year prior on a seasonally adjusted basis with most of the decline in monthly transaction volumes taking place since April of this year. That said, transaction volumes as of the end of the third quarter are consistent with 2014 levels, with 2021, in particular, being an outlier compared to recent history. While housing inventories remain at close to all-time lows as reported by the National Association of Realtors, declining volumes have reduced the rate of market clearance, defined as the percentage of listed homes that go into contract per day. Within the markets where Opendoor operates, clearance rates were pacing at near all-time highs in April of this year but have since declined to 2019 levels, into what is normally a slower clearance period given housing market seasonality.
These volume declines have resulted in weaker price dynamics. We typically observe a gradual decline in month-over-month HPA to zero or slightly negative in the back half of the year given housing seasonality. In contrast, the speed with which it got there this year from peak levels early in the second quarter was faster than our expectation and sharper than typical seasonal home price declines. For example, we saw one-month HPA (non-seasonally adjusted, weighted by Opendoor’s markets) move from approximately 300 basis points per month in early May to negative 100 basis points in mid July. We have continued to observe a flattening of the month-over-month change in HPA at negative 100 to 150 bps per month since July.
These macroeconomic changes require us to adopt a highly dynamic and rigorous approach to managing risk and overall inventory health. We believe we are well-positioned to navigate this volatility given our pricing strategies, flexible operating model and balance sheet. We discuss the anticipated effects on our business throughout this section, including under “Factors Affecting Our Business Performance.”
In light of ongoing market uncertainty and our reduced volume expectations, we have scaled back our operational capacity by reducing both third-party labor and our internal workforce. In addition, on November 2, 2022, we announced a workforce reduction of approximately 550 employees, representing 18% of our workforce at that time. We are providing post-employment benefits to impacted employees for a total cash cost of approximately $15 million,which we expect will be recognized in the fourth quarter of fiscal 2022 and paid primarily during the same period. As a result of the timing of the workforce reduction, the results set forth herein are not impacted by such reduction.
Business Impact of COVID-19
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
We are launching in certain markets our Exclusives marketplace where our sellers will connect directly with our buyers thereby expanding our target audience to additional sellers. We expect this marketplace to reduce our inventory exposure, capital intensity and macroeconomic risk, which we believe has the potential to positively impact our results.

We also expect to launch our new partnership agreement with Zillow, Inc. in early 2023 that will allow home sellers on the Zillow, Inc. platform to request an offer directly from Opendoor, which will create an additional channel for us to drive brand awareness and acquire customers.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Expansion into New Markets
We operated in 51 markets as of September 30, 2022. The following table represents the number of markets as of the periods presented:

	September 30,	June 30,	March 31,	Year Ended December 31,
(in whole numbers)	2022	2022	2022	2021	2020	2019
Number of markets (at period end)	51	51	45	44	21	21
We launched seven new markets in the first nine months of 2022, adding to the 23 markets launched in 2021.
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
Unit Economics
We view Contribution Margin and Contribution Margin after Interest as key measures of unit economic performance. Our long-term financial performance depends, in part, on continuing to maintain and expand unit margins via pricing engine optimization and enhancements, lowering platform efficiencies, greater automation and self-service, more efficient forms of financing, and the successful attach of services that supplement the core transaction margin profile via our existing services as well as new ones.
Inventory Management
Effectively managing our overall inventory position is critical to our financial performance. Since our inception, we have prioritized investment in our pricing capabilities across our home acquisition processes and our forecasting and resale systems, and will continue to do so. As part of our overall risk management framework, we consider both individual market and aggregate portfolio exposures. We typically seek to maximize the resale margin performance of our inventory in the context of managing overall risk and inventory health through monitoring sell-through rates, holding periods, and portfolio aging.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Our performance in the third quarter of 2022 reflects the sharp transition in the housing market from peak levels earlier this year to lower transaction velocity and home price appreciation well beyond typical seasonal trends. Given these macroeconomic pressures, we have been focused on managing for overall inventory health and risk. As part of that focus, we have continued to adjust down listed prices on our inventory to stay in-line with the market and drive resale clearance. Related to those price actions, we have recorded inventory valuation adjustments of $573 million and $663 million during the three and nine months ended September 30, 2022, respectively. We have also proactively reduced our acquisition pace via higher spreads embedded in our offers and lower marketing investment. While this has the effect of reducing our acquisition pace to allow us to manage overall inventory growth, we also expect future margins on those acquisition cohorts to be in-line with our expectations for positive contribution margins. We expect to resume a higher acquisition pace as the housing market stabilizes.
As one key measure of inventory management performance, we evaluate our portfolio metrics relative to the broader market (as observed on the multiple listing services (“MLS”)). One such metric is our percentage of homes “on the market” for greater than 120 days as measured from initial listing date. As of September 30, 2022, such homes represented 21% of our portfolio, compared to 15% for the broader market when filtered for the types of homes we are able to underwrite and acquire in a given market based on characteristics such as price range, home type, home location, year built and lot size (referred to as our buybox). This metric is impacted by the mix of homes in our inventory. Beginning early in the third quarter of 2022, we significantly reduced our offer pace and subsequent closings of new home acquisitions in light of our risk management objective and overall macroeconomic uncertainty. When newer acquired homes represent a smaller proportion of our overall inventory, average days on market for our portfolio generally increases. As such, given the reduction in newer acquired homes, we anticipate days to sale to increase in the fourth quarter of 2022 and into early 2023.
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
Seasonality
The residential real estate market is seasonal, with greater demand and home price appreciation from home buyers in the spring and summer, and typically weaker demand and lower home price appreciation in late fall and winter. In general, we expect our financial results and working capital requirements to reflect seasonal variations over time. However, other factors, including growth, market expansion and changes in macroeconomic conditions, such as rising inflation and interest rate increases as recently observed, have obscured the impact of seasonality in our historical financials and we expect may continue to do so.
Non-GAAP Financial Measures
In addition to our results of operations below, we report certain financial measures that are not required by, or presented in accordance with, U.S. generally accepted accounting principles (“GAAP”).
These measures have limitations as analytical tools when assessing our operating performance and should not be considered in isolation or as a substitute for GAAP measures, including gross (loss) profit and net income. We may calculate or present our non-GAAP financial measures differently than other companies who report measures with similar titles and, as a result, the non-GAAP financial measures we report may not be comparable with those of companies in our industry or in other industries.
Adjusted Gross Profit, Contribution (Loss) Profit and Contribution (Loss) Profit After Interest
To provide investors with additional information regarding our margins and return on inventory acquired, we have included Adjusted Gross Profit, Contribution (Loss) Profit and Contribution (Loss) Profit After Interest, which are non-GAAP financial measures. We believe that Adjusted Gross Profit, Contribution (Loss) Profit and Contribution (Loss) Profit After Interest are useful financial measures for investors as they are supplemental measures used by management in evaluating unit level economics and our operating performance. Each of these measures is intended to present the economics related to homes sold during a given period. We do so by including revenue generated from homes sold (and adjacent services) in the period and

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
only the expenses that are directly attributable to such home sales, even if such expenses were recognized in prior periods, and excluding expenses related to homes that remain in inventory as of the end of the period. Contribution (Loss) Profit provides investors a measure to assess Opendoor’s ability to generate returns on homes sold during a reporting period after considering home purchase costs, renovation and repair costs, holding costs and selling costs. Contribution (Loss) Profit After Interest further impacts gross (loss) profit by including senior interest costs attributable to homes sold during a reporting period. We believe these measures facilitate meaningful period over period comparisons and illustrate our ability to generate returns on assets sold after considering the costs directly related to the assets sold in a given period.
Adjusted Gross Profit, Contribution (Loss) Profit and Contribution (Loss) Profit After Interest are supplemental measures of our operating performance and have limitations as analytical tools. For example, these measures include costs that were recorded in prior periods under GAAP and exclude, in connection with homes held in inventory at the end of the period, costs required to be recorded under GAAP in the same period. Accordingly, these measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. We include a reconciliation of these measures to the most directly comparable GAAP financial measure, which is gross (loss) profit.
Adjusted Gross Profit / Margin
We calculate Adjusted Gross Profit as gross (loss) profit under GAAP adjusted for (1) inventory valuation adjustment in the current period, and (2) inventory valuation adjustment in prior periods. Inventory valuation adjustment in the current period is calculated by adding back the inventory valuation adjustments recorded during the period on homes that remain in inventory at period end. Inventory valuation adjustment in prior periods is calculated by subtracting the inventory valuation adjustments recorded in prior periods on homes sold in the current period. We define Adjusted Gross Margin as Adjusted Gross Profit as a percentage of revenue. See “—Critical Accounting Policies and Estimates— Real Estate Inventory” for detailed discussion of inventory valuation adjustment.
We view this metric as an important measure of business performance as it captures gross margin performance isolated to homes sold in a given period and provides comparability across reporting periods. Adjusted Gross Profit helps management assess home pricing, service fees and renovation performance for a specific resale cohort.
Contribution (Loss) Profit / Margin
We calculate Contribution (Loss) Profit as Adjusted Gross Profit, minus certain costs incurred on homes sold during the current period including: (1) holding costs incurred in the current period, (2) holding costs incurred in prior periods, and (3) direct selling costs. The composition of our holding costs is described in the footnotes to the reconciliation table below. Contribution Margin is Contribution (Loss) Profit as a percentage of revenue.
We view this metric as an important measure of business performance as it captures the unit level performance isolated to homes sold in a given period and provides comparability across reporting periods. Contribution (Loss) Profit helps management assess inflows and outflows directly associated with a specific resale cohort.
Contribution (Loss) Profit / Margin After Interest
We define Contribution (Loss) Profit After Interest as Contribution (Loss) Profit, minus interest expense under our non-recourse asset-backed senior debt facilities incurred on the homes sold during the period. This may include interest expense recorded in periods prior to the period in which the sale occurred. Our asset-backed senior debt facilities are secured by our real estate inventory and cash. See “— Liquidity and Capital Resources — Debt and Financing Arrangements.” In addition to our senior debt facilities, we use a mix of debt and equity capital to finance our inventory and that mix will vary over time. We expect to continue to evolve our cost of financing as we include other debt sources beyond mezzanine capital. As such, in order to allow more meaningful period over period comparisons that more accurately reflect our asset performance rather than our evolving financing choices, we do not include interest expense associated with our mezzanine term debt facilities in this calculation. Contribution Margin After Interest is Contribution (Loss) Profit After Interest as a percentage of revenue.
We view this metric as an important measure of business performance. Contribution (Loss) Profit After Interest helps management assess Contribution Margin performance, per above, when burdened with the cost of senior financing.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table presents a reconciliation of our Adjusted Gross Profit, Contribution (Loss) Profit and Contribution (Loss) Profit After Interest to our gross (loss) profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentages)	2022	2021	2022	2021
Gross (loss) profit (GAAP)	$(425)	$202	$596	$458
Gross Margin	(12.6)%	8.9%	4.7%	10.9%
Adjustments:
Inventory valuation adjustment – Current Period(1)(2)	573	31	620	32
Inventory valuation adjustment – Prior Periods(1)(3)	(38)	—	(38)	—
Adjusted Gross Profit	$110	$233	$1,178	$490
Adjusted Gross Margin	3.3%	10.3%	9.3%	11.7%
Adjustments:
Direct selling costs(4)	(100)	(52)	(336)	(96)
Holding costs on sales – Current Period(5)(6)	(14)	(7)	(73)	(19)
Holding costs on sales – Prior Periods(5)(7)	(18)	(5)	(37)	(2)
Contribution (Loss) Profit	$(22)	$169	$732	$373
Contribution Margin	(0.7)%	7.5%	5.8%	8.9%
Adjustments:
Interest on homes sold – Current Period(8)(9)	(16)	(6)	(74)	(17)
Interest on homes sold – Prior Periods(8)(10)	(18)	(4)	(35)	(1)
Contribution (Loss) Profit After Interest	$(56)	$159	$623	$355
Contribution Margin After Interest	(1.7)%	7.0%	4.9%	8.5%
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table presents a reconciliation of our Adjusted Net Loss and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentages)	2022	2021	2022	2021
Net loss (GAAP)	$(928)	$(57)	$(954)	$(471)
Adjustments:
Stock-based compensation	52	62	178	465
Equity securities fair value adjustment(1)	11	(51)	36	(51)
Warrant fair value adjustment(1)	—	(3)	—	(12)
Intangibles amortization expense(2)	2	1	7	2
Inventory valuation adjustment – Current Period(3)(4)	573	31	620	32
Inventory valuation adjustment — Prior Periods(3)(5)	(38)	—	(38)	—
Gain on lease termination	—	—	—	(5)
Payroll tax on initial RSU release	—	—	—	5
Legal contingency accrual and related expenses	—	—	45	—
Other(6)	—	(1)	(1)	(1)
Adjusted Net Loss	$(328)	$(18)	$(107)	$(36)
Adjustments:
Depreciation and amortization, excluding amortization of intangibles and right of use assets	8	8	29	24
Property financing(7)	102	38	236	57
Other interest expense(8)	13	6	36	14
Interest income(9)	(7)	—	(13)	(2)
Income tax expense	1	1	2	1
Adjusted EBITDA	$(211)	$35	$183	$58
Adjusted EBITDA Margin	(6.3)%	1.5%	1.4%	1.4%
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
Other (Loss) Income — Net
Other (loss) income-net consists primarily of changes in fair value of, and dividend income from, our investment in equity securities as well as interest income from our investment in money market funds, time deposits, and debt securities.
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
Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Three Months Ended September 30,		Change in
(in thousands, except percentages)	2022	2021	$	%
Revenue	$3,361	$2,266	$1,095	48%
Cost of revenue	3,786	2,064	1,722	83%
Gross (loss) profit	(425)	202	(627)	(310)%
Operating expenses:
Sales, marketing and operations	260	153	107	70%
General and administrative	85	91	(6)	(7)%
Technology and development	40	27	13	48%
Total operating expenses	385	271	114	42%
Loss from operations	(810)	(69)	(741)	N/M
Warrant fair value adjustment	—	3	(3)	(100)%
Interest expense	(115)	(43)	(72)	167%
Other (loss) income-net	(2)	53	(55)	N/M
Loss before income taxes	(927)	(56)	(871)	N/M
Income tax expense	(1)	(1)	—	—%
Net loss	$(928)	$(57)	$(871)	N/M
N/M - Not meaningful.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)

	Nine Months Ended September 30,		Change in
(in thousands, except percentages)	2022	2021	$	%
Revenue	$12,710	$4,199	$8,511	203%
Cost of revenue	12,114	3,741	8,373	224%
Gross profit	596	458	138	30%
Operating expenses:
Sales, marketing and operations	812	319	493	155%
General and administrative	323	503	(180)	(36)%
Technology and development	121	102	19	19%
Total operating expenses	1,256	924	332	36%
Loss from operations	(660)	(466)	(194)	42%
Warrant fair value adjustment	—	12	(12)	(100)%
Interest expense	(272)	(70)	(202)	289%
Other (loss) income-net	(20)	54	(74)	N/M
Loss before income taxes	(952)	(470)	(482)	103%
Income tax expense	(2)	(1)	(1)	100%
Net loss	$(954)	$(471)	$(483)	103%
N/M - Not meaningful.
Revenue
Revenue increased by $1.1 billion, or 48%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in revenue was primarily attributable to higher sales volumes as well as higher revenue per home. We sold 8,520 homes during the three months ended September 30, 2022, compared to 5,988 homes during the three months ended September 30, 2021, representing an increase of 42%. Revenue per home sold increased 4% between periods.
Revenue increased by $8.5 billion, or 203%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in revenue was primarily attributable to higher sales volumes as well as higher revenue per home. We sold 31,671 homes during the nine months ended September 30, 2022, compared to 11,931 homes during the nine months ended September 30, 2021, representing an increase of 165%. Revenue per home sold increased 14% between periods due to price mix within markets and buybox expansion.
Cost of Revenue and Gross (Loss) Profit
Cost of revenue increased by $1.7 billion, or 83%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase in cost of revenue was primarily attributable to higher sales volumes and a 11% increase in cost of revenue per home, excluding inventory valuation adjustments, as a result of inventory mix, buybox expansion and home price appreciation at the time of inventory acquisition. In addition, we recorded $573 million of inventory valuation adjustments during the three months ended September 30, 2022 to adjust the cost basis of homes remaining in inventory at September 30, 2022 to their net realizable value as compared to $31 million of inventory valuation adjustments during the three months ended September 30, 2021.
Cost of revenue increased by $8.4 billion, or 224%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase in cost of revenue was primarily attributable to higher sales volumes and a 17% increase in cost of revenue per home, excluding inventory valuation adjustments, as a result of inventory mix, buybox expansion and home price appreciation at the time of inventory acquisition. In addition, we recorded $620 million of inventory valuation adjustments during the nine months ended September 30, 2022 to adjust the cost basis of homes remaining in inventory at September 30, 2022 to their net realizable value as compared to $32 million of inventory valuation adjustments during the nine months ended September 30, 2021.
Gross (loss) profit decreased from $202 million to $(425) million and gross margin decreased from 8.9% to (12.6)% for the three months ended September 30, 2021 and September 30, 2022, respectively. For the same periods, Adjusted Gross Margin decreased from 10.3% to 3.3%. The decrease in gross margin and Adjusted Gross Margin reflects our decision to prioritize risk management and resale clearance at the expense of resale margin performance. As a result of the faster downturn

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
in the housing market than we had forecast, market conditions at the time of sale were weaker than we believed they would be at the time of acquisition pricing. Contribution Margin decreased from 7.5% to (0.7)%, due to the reasons noted above as well as increased direct selling and holding costs. See “— Non-GAAP Financial Measures.” Gross margin was also impacted by $573 million of inventory valuation adjustments recorded during the three months ended September 30, 2022 to adjust homes remaining in inventory at September 30, 2022 to their net realizable value. We recorded inventory valuation adjustments of $31 million during the three months ended September 30, 2021. The inventory valuation adjustments recorded during the three months ended September 30, 2022 are equal to 17% of revenue recorded during the same time period and represent losses we expect to incur on homes that will be sold, and revenue that will be recorded, in future periods.
Gross profit increased from $458 million to $596 million for the nine months ended September 30, 2021 and September 30, 2022, respectively, due to higher sales volumes. For the same periods, gross margin decreased from 10.9% to 4.7% and Adjusted Gross Margin decreased from 11.7% to 9.3%. The decrease in gross margin and Adjusted Gross Margin reflects our decision to prioritize risk management and resale clearance at the expense of resale margin performance. In addition, gross margin and Adjusted Gross Margin for the nine months ended September 30, 2021 benefited from a fresh book of inventory after the Company sold down its inventory to a low point of $152 million as of September 30, 2020 in response to the COVID-19 pandemic and more favorable macroeconomic conditions as compared to the nine months ended September 30, 2022. Contribution Margin decreased from 8.9% to 5.8% due to the reasons noted above as well as increased direct selling and holding costs. See “— Non-GAAP Financial Measures.” Gross margin was also impacted by $620 million of inventory valuation adjustments recorded during the nine months ended September 30, 2022 to adjust homes remaining in inventory at September 30, 2022 to their net realizable value. We recorded inventory valuation adjustments of $32 million during the nine months ended September 30, 2021. The inventory valuation adjustments recorded during the nine months ended September 30, 2022 are equal to 5% of revenue recorded during the same time period and represent losses we expect to incur on homes that will be sold, and revenue that will be recorded, in future periods.
Operating Expenses
Sales, Marketing and Operations. Sales, marketing and operations increased by $107 million, or 70%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily attributable to a $48 million increase in resale transaction costs and broker commissions, consistent with the 42% increase in the number of homes sold and inclusive of temporary agent commission bonuses in order to drive sales. Property holding costs increased by $28 million, consistent with increased inventory levels and longer inventory holding periods compared to the three months ended September 30, 2021. Advertising expense increased $11 million, from $34 million for the three months ended September 30, 2021 to $45 million for the three months ended September 30, 2022 as we increased marketing to drive acquisition volumes in both existing and new markets. Headcount expenses, including salaries and benefits, increased $14 million consistent with the increase in headcount.
Sales, marketing and operations increased by $493 million, or 155%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily attributable to a $240 million increase in resale transaction costs and broker commissions, consistent with the 165% increase in the number of homes sold and inclusive of temporary agent commission bonuses paid on homes that closed in August and September in order to drive sales. Property holding costs increased by $88 million, consistent with increased inventory levels and longer inventory holding periods compared to the nine months ended September 30, 2021 when we held a fresh book of inventory. Advertising expense increased $82 million, from $90 million for the nine months ended September 30, 2021 to $172 million for the nine months ended September 30, 2022 as we increased marketing to drive acquisition volumes in both existing and new markets. Headcount expenses, including salaries and benefits, increased $49 million consistent with the increase in headcount.
General and Administrative. General and administrative decreased by $6 million, or 7%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 primarily attributable to a reduction in stock-based compensation.
General and administrative decreased by $180 million, or 36%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease was primarily attributable to a $273 million reduction in stock-based compensation due to the expense recognition of certain performance awards during the nine months ended September 30, 2021 following the consummation of the Business Combination in December 2020 as well as the recognition of expense related to certain restricted stock units ("RSUs") upon the fulfillment of the liquidity event vesting condition satisfied by the February 2021 Offering. The reduction in stock-based compensation is partially offset by a $45 million legal contingency accrual

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
recorded during the nine months ended September 30, 2022. Headcount expenses, including salaries and benefits, increased $20 million consistent with the increase in headcount. In addition, depreciation expense primarily related to an increase in home security systems and employee laptops increased by $8 million.
Technology and Development. Technology and development increased by $13 million, or 48%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily attributable to a $8 million increase in headcount expenses, including salaries and benefits, and stock-based compensation consistent with the increase in headcount.
Technology and development increased by $19 million, or 19%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily attributable to a $22 million increase in headcount expenses, including salaries and benefits, consistent with the increase in headcount.
Warrant Fair Value Adjustment
Warrant fair value adjustment decreased by $3 million, or 100%, and $12 million, or 100% for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021, respectively. The gains recorded for the three and nine months ended September 30, 2021 were attributable to a decrease in the fair value of the Sponsor Warrants, which were fully redeemed as of July 9, 2021. The Company did not record warrant fair value adjustments after September 30, 2021.
Interest Expense
Interest expense increased by $72 million, or 167%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily attributable to increases in the average outstanding balance of our asset-backed senior debt facilities, which is consistent with our increase in inventory over the same periods, and increases in the average outstanding balance of mezzanine term debt facilities. In addition, interest expense from our Asset-backed Senior Revolving Credit Facilities, which bear interest at a floating reference rate based on LIBOR or SOFR, has increased due to higher reference rates during the three months ended September 30, 2022 as compared to the three months ended September 30, 2021.
Interest expense increased by $202 million, or 289%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily attributable to increases in the average outstanding balance of our asset-backed senior debt facilities, which is consistent with our increase in inventory over the same periods, and increases in the average outstanding balance of mezzanine term debt facilities. In addition, interest expense from our Asset-backed Senior Revolving Credit Facilities, which bear interest at a floating reference rate based on LIBOR or SOFR, has increased due to higher reference rates during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Other (Loss) Income — Net
Other (loss) income – net decreased to $(2) million from $53 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease is primarily related to a $62 million unrealized fair value adjustment recorded to our investment in equity securities offset by a $7 million increase in interest income during the three months ended September 30, 2022.
Other (loss) income – net decreased to $(20) million from $54 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The decrease is primarily related to an $87 million unrealized fair value adjustment recorded to our investment in equity securities offset by a $13 million increase in interest income during the nine months ended September 30, 2022.
Income Tax Expense
Income tax expense changed by a nominal amount for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities. As of September 30, 2022, we had cash and cash equivalents of $1.3 billion, restricted cash of $1.8 billion, and marketable securities of $178 million. The decline in our cash, cash equivalents and marketable securities balance of $710 million as compared to December 31, 2021 was a result, in part, of us borrowing less from our senior revolving credit facilities relative to our real estate inventory as part of an incremental deleveraging of our inventory. The increase in our restricted cash balance of $905 million as compared to December 31, 2021 was a result of the proactive reduction of our acquisition pace via higher spreads embedded in our offers and lower marketing investment, resulting in greater restricted cash available for the future acquisition of real estate inventory.
The Company had total outstanding balances on our asset-backed debt and other secured borrowings of $7.1 billion and aggregate principal outstanding from Convertible Senior Notes of $978 million. In addition, we had undrawn borrowing capacity of $4.7 billion under our non-recourse asset-backed debt facilities (as described further below), of which $1.7 billion was committed.
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
We have incurred losses from inception through December 31, 2021 and had net income for the first time during the three months ended March 31, 2022. We incurred a net loss during the three and nine months ended September 30, 2022 and expect to incur additional losses in the future. Our ability to service our debt, fund working capital, business operations and capital expenditures will depend on our ability to generate cash from operating activities, which is subject to our future operating success, and obtain inventory acquisition financing on reasonable terms, which is subject to factors beyond our control, including general economic, political and financial market conditions.
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
We primarily use non-recourse asset-backed debt, consisting of asset-backed senior debt facilities and asset-backed mezzanine term debt facilities to provide financing for our real estate inventory purchases and renovations. Our business is capital intensive and maintaining adequate liquidity and capital resources is needed as we continue to scale and accumulate additional inventory. We intend to actively manage our relationships with multiple financial institutions and seek to optimize duration, flexibility, efficiency and cost of funds, but there can be no assurance that we will be able to obtain sufficient capital for our business or to do so on acceptable financial and other terms.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Our asset-backed facilities are each collateralized by a specified pool of assets, consisting of real estate inventory, restricted cash and equity interests in certain consolidated subsidiaries of Opendoor that directly or indirectly own our real estate inventory. The terms of our inventory financing facilities require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to equity). As of September 30, 2022, the Company was in compliance with all financial covenants.
Our property financing subsidiaries’ assets and credit generally are not available to satisfy the debts and other obligations of any other Opendoor entities. Our asset-backed debt is non-recourse to Opendoor and our subsidiaries that are not party to the relevant financing arrangements, except for limited guarantees provided by an Opendoor subsidiary for certain obligations in situations involving “bad acts” by an Opendoor entity and certain other limited circumstances.
Our asset-backed senior debt facilities generally provide for advance rates of 70% to 90% against our cost basis in the underlying properties upon acquisition. Our mezzanine term facilities may finance 95% to 100% of our cost basis in the underlying properties upon acquisition depending on the performance of the properties financed under a given facility. The maximum initial advance rates vary by facility and generally decrease on a fixed timeline that varies by facility based on the length of time a given property has been financed and other facility-specific adjustments.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table summarizes certain details related to our non-recourse asset-backed debt and other secured borrowings as of September 30, 2022 (in millions, except interest rates):

		Outstanding Amount
September 30, 2022	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$573	$—	3.79%	June 7, 2024	June 7, 2024
Revolving Facility 2018-3	750	596	—	3.37%	May 26, 2024	May 26, 2024
Revolving Facility 2019-1	900	645	—	4.13%	June 30, 2023	June 30, 2023
Revolving Facility 2019-2	1,850	1,275	—	3.60%	July 8, 2023	July 8, 2024
Revolving Facility 2019-3	925	190	—	3.79%	April 5, 2024	April 5, 2025
Revolving Facility 2021-1	125	93	—	3.19%	October 31, 2022	October 31, 2022
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	400	—	400	3.48%	April 1, 2024	April 1, 2025
Term Debt Facility 2021-S2	600	—	500	3.20%	September 10, 2024	September 10, 2025
Term Debt Facility 2021-S3	1,000	—	750	3.75%	January 31, 2027	July 31, 2027
Term Debt Facility 2022-S1	250	—	250	4.07%	March 1, 2025	September 1, 2025
Term Debt Facility 2022-S2	500	—	200	7.64%	January 31, 2023	December 31, 2023
Total	$8,300	$3,372	$2,100
Issuance Costs			(21)
Carrying Value			$2,079

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	3,000	—	1,500	10.00%	April 1, 2025	April 1, 2026
Term Debt Facility 2022-M1	500	—	150	10.00%	September 15, 2025	September 15, 2026
Total	$3,500	$—	$1,650
Issuance Costs			(30)
Carrying Value			$1,620

Total Non-Recourse Asset-backed Debt	$11,800	$3,372	$3,699

Recourse Debt - Other Secured Borrowings:
Mortgage Financing
Repo Facility 2019-R1	$100	$—	$—	2.61%	May 25, 2023	May 25, 2023
Total Recourse Debt	$100	$—	$—
Asset-backed Senior Revolving Credit Facilities
We classify the senior revolving credit facilities as current liabilities on our condensed consolidated balance sheets. In some cases, the borrowing capacity amounts under the asset-backed senior revolving credit facilities as reflected in the table are not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. As of September 30, 2022, we had committed borrowing capacity with respect to asset-backed senior revolving credit facilities of $4.0 billion.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Asset-backed Senior Term Debt Facilities
We classify our senior term debt facilities as non-current liabilities in our condensed consolidated balance sheets. The carrying value of the non-current liabilities is reduced by issuance costs of $21 million. In some cases, the borrowing capacity amounts under the asset-backed senior term debt facilities as reflected in the table are not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. As of September 30, 2022, we had committed borrowing capacity with respect to asset-backed senior term debt facilities of $2.1 billion.
The withdrawal period end dates and final maturity dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. Certain of our asset-backed senior term debt facilities also have additional extension options that are subject to lender approval that are not reflected in the table above.
Asset-backed Mezzanine Term Debt Facilities
In addition to the asset-backed senior revolving credit facilities and asset-backed senior term debt facilities, we have issued asset-backed mezzanine term debt facilities which are subordinated to the related senior facilities. The borrowing capacity amounts under the asset-backed mezzanine term debt facilities as reflected in the table are not fully committed and any borrowing above the committed amounts are subject to the applicable lender's discretion. As of September 30, 2022, we had committed borrowing capacity with respect to asset-backed mezzanine term debt facilities of $2.5 billion.
Mortgage Financing
We have primarily used debt financing to fund our mortgage loan originations. In 2019 we entered into a master repurchase agreement (the "Repurchase Agreement") to finance substantially all of the mortgage loans that we originate. Once our mortgage business sold a loan in the secondary mortgage market, we used the sale proceeds to reduce the outstanding balance under the repurchase facility. As of September 30, 2022, no mortgage loans were financed under the repurchase facility due to a change in the manner in which the Company delivers mortgage services. The Repurchase Agreement was terminated in October 2022.
Convertible Senior Notes
In August 2021, we issued the 2026 Notes with an aggregate principal amount of $978 million. The table below summarizes certain details related to our 2026 Notes (in millions):

September 30, 2022	Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2026 Notes	$978	$(21)	$957
See “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 6. Credit Facilities and Long-Term Debt” for additional information regarding our debt and financing arrangements.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in millions)	2022	2021
Net cash used in operating activities	$(665)	$(5,904)
Net cash provided by (used in) investing activities	$210	$(432)
Net cash provided by financing activities	$956	$6,673
Net increase in cash, cash equivalents, and restricted cash	$501	$337

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Net Cash Used in Operating Activities
Net cash used in operating activities was $665 million and $5.9 billion for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, cash used in operating activities was primarily driven by the $663 million increase in real estate inventory. For the nine months ended September 30, 2021, cash used in operating activities was primarily driven by a $5.8 billion increase in real estate inventory and a $120 million increase in escrow receivable correlated to the increase in revenue during the first nine months of 2021.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by (used in) investing activities was $210 million and $(432) million for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, cash provided by investing activities primarily consisted of a net decrease in marketable securities of $265 million, partially offset by $19 million for strategic investments in certain privately held companies and a $33 million increase in property and equipment. For the nine months ended September 30, 2021, cash used in investing activities primarily consisted of the $373 million increase in marketable securities, $20 million for the purchase of Pro.com, net of cash acquired, and the $15 million strategic investment in a privately held company. In addition, we used $23 million for capital expenditures, including internally developed software, employee computers and leasehold improvements.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $956 million and $6.7 billion for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022, cash provided by financing activities was primarily attributable to $981 million net proceeds on non-recourse asset-backed debt. For the nine months ended September 30, 2021, cash provided by financing activities was primarily attributable to $4.9 billion net proceeds from non-recourse asset-backed debt and $886 million in proceeds from the February 2021 Offering, net of $29 million issuance costs. In addition, we received $978 million in proceeds from the issuance of the 2026 Notes, net of $25 million of issuance costs and offset by $119 million purchase of the Capped Calls related to the 2026 Notes.
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, except for the categories of contractual obligations included in the table below, which have been updated to reflect our contractual obligations as of September 30, 2022:

	Payment Due by Year
(in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Senior revolving credit facilities(1)	$3,618	$3,618	$—	$—	$—
Senior and mezzanine term debt facilities(2)	4,573	249	632	2,942	750
Purchase commitments(3)	802	802	—	—	—
Total	$8,993	$4,669	$632	$2,942	$750
______________
(1)Represents the principal amounts outstanding as of September 30, 2022. Includes estimated interest payments, calculated using the variable rate in existence at period end over an assumed holding period of 90 days. Borrowings under the senior revolving credit facilities are payable as the related inventory is sold. The payment is expected to be within one year of September 30, 2022.
(2)Represents the principal amounts outstanding as of September 30, 2022 and interest payments assuming the principal balances remain outstanding until maturity. The final maturity dates of the senior and mezzanine term debt facilities vary, as discussed above.
(3)As of September 30, 2022, we were under contract to purchase 2,259 homes for an aggregate purchase price of $802 million.

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
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the condensed consolidated financial statements. Based on this definition, critical accounting policies and estimates are discussed in “Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Annual Report. There have been no significant changes to these critical accounting estimates during the first nine months of 2022. In addition, we have other key accounting policies and estimates that are described in “Part I – Item 1. Financial Statements –Notes to Condensed Consolidated Financial Statements – Note 1. Description of Business and Accounting Policies” in this Quarterly Report on Form 10-Q.
Real Estate Inventory
Real estate inventory carrying value is equal to the lower of cost or net realizable value and each home constitutes the unit of account. Real estate inventory cost includes but is not limited to the property purchase price, acquisition costs and direct costs to renovate or repair the home, less inventory valuation adjustments, if any. The property purchase price is net of our service fee and represents the cash proceeds paid to the home seller. Real estate inventory is reviewed for valuation adjustments on a quarterly basis. If the carrying amount for a given home is not expected to be recovered, an inventory valuation adjustment is recorded to cost of revenue and the home’s carrying value is adjusted to its net realizable value. Inventory valuation adjustments are not offset by any expected gains and are not reversed or adjusted should the expected net realizable value subsequently increase. For homes under contract, the net realizable value is the contract price less expected selling costs and any expected concessions. For all other homes, the net realizable value is our internal projection price less expected selling costs. Changes in our pricing assumptions may lead to a change in the outcome of our inventory valuation adjustment, and actual results may also differ from our assumptions.
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
Interest Rate Risk
We are subject to market risk by way of changes in interest rates on borrowings under our inventory financing facilities. The Company had total outstanding balances on our asset-backed debt and other secured borrowings of $7.1 billion, 50% of which was fixed rate with a duration of 3.6 years and the remaining 50% was based on a floating rate. Total interest expense for the first nine months ended September 30, 2022 was $236 million, of which $142 million was fixed and $94 million was floating. As of September 30, 2022 and December 31, 2021 we had outstanding borrowings of $3.6 billion and $4.2 billion, respectively, which bear interest at a floating Benchmark reference rate ("Benchmark Rate"), based on a London Interbank Offered Rate (“LIBOR”) or the secured overnight financing rate (“SOFR”), plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. Many of our floating rate debt facilities also have Benchmark Rate floors. Assuming no change in the outstanding borrowings on our credit facilities, we estimate that a one percentage point increase in the Benchmark Rate would increase our annual interest expense by approximately $36 million and $37 million as of September 30, 2022 and December 31, 2021, respectively.
Inflation Risk
We do not believe that inflation has had a material effect on our business, results of operations or financial condition as it relates to areas, such as labor and materials costs for home repairs. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs by adjusting our operational model or our pricing methodology. Our inability to do so could harm our business, results of operations and financial condition.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There have been no material changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OPENDOOR TECHNOLOGIES INC.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
As previously disclosed by the Company, the FTC began conducting an investigation into the Company in August 2019. The inquiry related primarily to statements in Opendoor’s advertising and website comparing selling homes to Opendoor with selling homes in a traditional manner using an agent and relating to statements that Opendoor’s offers reflect or are based on market prices. Opendoor and the FTC began discussing resolution of this matter in December 2020. After extensive negotiations, the Company agreed to enter into a consent order resolving all aspects of the inquiry, which became final on October 21, 2022. Pursuant to the consent order, the Company did not admit to any wrongdoing and is required to possess competent and reliable supporting data prior to making statements regarding the costs, savings, repair costs, or financial benefits of Company services related to assisting consumers selling homes. The consent order also requires that the Company retain certain records, submit a compliance report to the FTC, and pay the FTC $62 million, an amount the Company previously accrued. The $62 million fine was paid in October 2022.
On October 7, 2022, a purported securities class action lawsuit was filed in the United States District Court for the District of Arizona, captioned Alich v. Opendoor Technologies Inc., et al. (Case No. 2:22-cv-01717-JFM), naming as defendants the Company and certain of the Company’s current and former officers and directors. The complaint alleges that the Company and certain officers violated Section 10(b) of the Exchange Act and SEC Rule 10b-5, and that the Company and certain directors violated Section 11 of the Securities Act, in each case by making materially false or misleading statements related to the effectiveness of the Company’s pricing algorithm. The plaintiff also alleges that the Company’s officers and directors named as defendants violated Section 20(a) of the Exchange Act and Section 15 of the Securities Act, respectively, which provide for control person liability. The claims are asserted on behalf of all persons and entities that purchased, or otherwise acquired, Company common stock between December 21, 2020 and September 16, 2022 or pursuant to the offering documents issued in connection with our business combination with SCH. The plaintiff seeks class certification, an award of unspecified compensatory damages, an award of interest and reasonable costs and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper. We believe that the allegations in the complaint are without merit.
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
The Company entered into a consent order with the FTC that imposes ongoing obligations. Any alleged or actual noncompliance with the consent order could have a material adverse effect on the Company’s business.
As previously disclosed by the Company, the FTC began conducting an investigation into the Company in August 2019. The inquiry related primarily to statements in the Company’s advertising and website comparing selling homes to the Company with selling homes in a traditional manner using an agent and relating to statements that the Company’s offers reflect or are based on market prices. The Company and the FTC began discussing resolution of this matter in December 2020. After extensive negotiations, the Company agreed to enter into a consent order resolving all aspects of the inquiry, which became final on October 21, 2022. Pursuant to the consent order, the Company did not admit any wrongdoing and is required to possess competent and reliable supporting data prior to making statements regarding the costs, savings, repair costs, or financial benefits of Company services related to assisting consumers selling homes. The consent order also requires that the Company

OPENDOOR TECHNOLOGIES INC.

retain certain records, submit a compliance report to the FTC, and pay the FTC $62 million, an amount the Company previously accrued.
If the Company fails to comply, or is alleged to be in noncompliance with, the consent order, the Company could be subject to additional regulatory or governmental investigations or civil actions, which may result in significant monetary fines, judgments or other penalties that could have a material adverse effect on the Company’s business.
We are and may be subject to securities litigation, which is expensive and could divert management attention.
The market price of our common stock has been, and may continue to be, volatile. Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently, and may in the future be, the target of this type of litigation. For example, a securities litigation claim was recently filed against us and certain of our current and former officers and directors related to our pricing algorithm.
Litigation is inherently uncertain and adverse rulings could occur, including monetary damages. An unfavorable outcome or settlement may result in a material adverse impact on our business, operations and financial condition. In addition, regardless of the outcome, litigation could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On July 28, 2022, in connection with our entry into a multi-year agreement with Zillow, Inc., we issued to Zillow, Inc. a warrant representing the right to purchase up to 6 million shares of the Company’s common stock, which will vest in tranches for resale services with respect to homes that qualify for a referral fee under the agreement. The exercise price per tranche of warrant shares will equal the 30-day trailing volume weighted average price prior to the vesting date, subject to a floor of $15.00 per share and a cap of $30.00 per share. We believe the issuance of the warrant was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as a transaction by the Company not involving any public offering.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On November 1, 2022, the Board of Directors of the Company authorized a workforce reduction of approximately 550 employees, representing 18% of its workforce at that time, to reduce its cost structure to better align the Company’s operational needs to current economic conditions while continuing to support the long-term business strategy. The Company is providing post-employment benefits to impacted employees for a total cash cost of approximately $15 million, which we expect will be recognized in the fourth quarter of fiscal 2022 and paid primarily during the same period. The Company expects the workforce reduction to be substantially completed by November 30, 2022.
Item 6. Exhibits.
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of September 15, 2020, by and among Social Capital Hedosophia Corp. II, Hestia Merger Sub Inc. and Opendoor Labs Inc.	8-K	001-39253	2.1	09/17/2020
3.1	Certificate of Incorporation of Opendoor Technologies Inc.	8-K	001-39253	3.1	12/18/2020

OPENDOOR TECHNOLOGIES INC.

3.2		Bylaws of Opendoor Technologies Inc.	S-1/A	333-251529	3.3	01/15/2021
4.1		Specimen Common Stock Certificate of Opendoor Technologies Inc.	S-4/A	333-249302	4.5	11/06/2020
4.2		Warrant Agreement, dated July 28, 2022, between Opendoor Technologies Inc. and Zillow, Inc.	8-K	001-39253	99.2	08/05/2022
10.1	#	Opendoor Technologies Inc. 2022 Inducement Award Plan	S-8	333-266877	99.1	08/15/2022
10.2	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement Under 2022 Inducement Award Plan	S-8	333-266877	99.2	08/15/2022
10.3	#	Form of Stock Option Grant Notice and Stock Option Agreement Under 2022 Inducement Award Plan	S-8	333-266877	99.3	08/15/2022
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH		Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104		Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*
________________
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

OPENDOOR TECHNOLOGIES INC.
SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENDOOR TECHNOLOGIES INC.

Date:	November 03, 2022	By:	/s/ Eric Wu

			Name:	Eric Wu
			Title:	Chief Executive Officer

Date:	November 03, 2022	By:	/s/ Carrie Wheeler

			Name:	Carrie Wheeler
			Title:	Chief Financial Officer