Form 10-K
period 2022-12-31
Opendoor Technologies Inc.
filed 2023-02-23
CIK 1801169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Yes ☒ No ☐
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2022 was $2,431,521,293. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates.
The number of shares of registrant’s common stock outstanding as of February 16, 2023 was 642,560,229.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.

OPENDOOR TECHNOLOGIES INC.

Annual Report On Form 10-K
For Fiscal Year Ended December 31, 2022

i

OPENDOOR TECHNOLOGIES INC.

As used in this Annual Report on Form 10-K, unless the context requires otherwise, references to “Opendoor,” the “Company,” “we,” “us,” and “our,” and similar references refer to Opendoor Technologies Inc. and its wholly owned subsidiaries following the Business Combination (as defined herein) and to Opendoor Labs Inc. prior to the Business Combination.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding the health of our financial condition; anticipated future results of operations or financial performance; priorities of the Company to achieve future goals; our ability to continue to effectively navigate the markets in which it operates; anticipated future and ongoing impacts of our acquisitions and other business decisions; health of our balance sheet to weather ongoing market transitions; Company’s ability to adopt an effective approach to manage economic and industry risk, as well as inventory health; business strategy and plans, including plans to expand into additional markets; market opportunity and expansion and objectives of management for future operations, including our statements regarding the benefits and timing of the roll out of new markets, products, or technology; and the expected diversification of funding sources, are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “might,” “opportunity,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strategy,” “strive,” “target,” “vision,” “will,” or “would,” any negative of these words or other similar terms or expressions may identify forward-looking statements. The absence of these words does not mean that a statement is not forward-looking.
These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K and current expectations, forecasts and assumptions, which involve a number of judgments, risks and uncertainties, including without limitation, risks related to:
•the current and future health and stability of the economy, financial conditions and residential housing market, including any extended downturn or slowdown;
•changes in general economic and financial conditions (including federal monetary policy, interest rates, inflation, actual or anticipated recession, home price fluctuations, and housing inventory) that may reduce demand for our products and services, lower our profitability or reduce our access to future financings;
•our real estate assets and increased competition in the U.S. residential real estate industry;
•ability to operate and grow our 1P and 3P core business products, including the ability to obtain sufficient financing and resell purchased homes;
•investment of resources to pursue strategies and develop new products and services that may not prove effective or that are not attractive to customers and real estate partners or that do not allow us to compete successfully;
•our ability to acquire and resell homes profitably;
•our ability to grow market share in our existing markets or any new markets we may enter;
•our ability to manage our growth effectively;
•our ability to access sources of capital, including debt financing and securitization funding to finance our real estate inventories and other sources of capital to finance operations and growth;
•our ability to maintain and enhance our products and brand, and to attract customers;
•our ability to manage, develop and refine our technology platform, including our automated pricing and valuation technology;
•ability to comply with multiple listing service rules and requirements to access and use listing data, and to maintain or establish relationships with listings and data providers;
•ability to obtain or maintain licenses and permits to support our current and future business operations;
•the duration and impact of the ongoing COVID-19 pandemic (including variants) or other public health crises on our ability to operate, demand for our products or services, or general economic conditions;
•acquisitions, strategic partnerships, joint ventures, capital-raising activities or other corporate transactions or commitments by us or our competitors;
•actual or anticipated changes in technology, products, markets or services by us or our competitors;
•our success in retaining or recruiting, or changes required in, our officers, key employees and/or directors;

OPENDOOR TECHNOLOGIES INC.
•the impact of the regulatory environment within our industry and complexities with compliance related to such environment;
•changes in laws or government regulation affecting our business; and
•the impact of pending or any future litigation or regulatory actions.
Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
As a result of a number of known and unknown risks and uncertainties, including, without limitation, those described in Part I. Item 1A “ Risk Factors” in this Annual Report on Form 10-K, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.
SUMMARY RISK FACTORS
Our business is subject to numerous risks and uncertainties that represent challenges that we face in connection with the successful implementation of our strategy and the growth of our business. Below is a summary of material factors that may offset our competitive strengths or have a negative effect on our business strategy or operating results, which could cause a decline in the price of shares of our common stock. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10‑K. The below summary is qualified in its entirety by that more complete discussion of such risks and uncertainties.
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
•While we have experienced rapid growth historically, our business experienced significant contraction in the second half of 2022. If we are unable to correct this contraction, we may be unable to grow in the future;
•Our business is dependent upon our ability to appropriately price and manage our portfolio of inventory. An ineffective pricing or portfolio management strategy may have a material adverse effect on our business, sales, and results of operations;
•Our business is dependent upon our ability to expeditiously sell inventory. Failure to expeditiously sell our inventory could have an adverse effect on our business, sales and results of operations;
•Declining real estate values have resulted in, and could continue to result in, inventory valuation adjustments, which have and may continue to adversely affect our financial condition and operating results;
•The extent to which the pandemic caused by COVID-19 and its variants will impact our future operations is highly uncertain and cannot be predicted at this time;
•Our growth depends in part on the success of our strategic relationships with third parties;
•Our business is dependent upon access to desirable inventory. Obstacles to acquiring attractive inventory, whether because of supply, competition, macroeconomic conditions, or other factors may have a material adverse effect on our business, sales and results of operations;
•We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and violation of these privacy obligations could result in a claim for damages, regulatory action, loss of business, or unfavorable publicity;

OPENDOOR TECHNOLOGIES INC.
•We operate in a highly regulated industry and are subject to a wide range of federal, state and local laws, rules and regulations. Failure to comply with these laws, rules and regulations or to obtain and maintain required licenses, could adversely affect our business, financial condition and results of operations;
•We are, and may in the future be, subject to securities litigation, which is expensive and could divert management attention; and
•We utilize a significant amount of debt and financing arrangements in the operation of our business, and so our cash flows and operating results could be adversely affected by required payments of debt or related interest and other risks of our debt financing.

OPENDOOR TECHNOLOGIES INC.
PART I
Item 1. Business.
Mission
Our mission is to power life’s progress, one move at a time.
Our Company
We are a leading e-commerce platform for residential real estate transactions. In 2014, we founded Opendoor to reinvent one of life’s most important transactions and make it possible to buy, sell, and move at the tap of a button. By leveraging software, data science, product design and operations, we are building a managed marketplace for residential real estate that offers buyers and sellers an enhanced experience as compared to traditional real estate transactions.
Residential real estate is the largest undisrupted category in the United States. In 2022 alone, more than five million existing homes were sold, representing over $1.9 trillion in transactions. Additionally, with approximately two-thirds of Americans living in a home they own, housing is the single largest consumer expenditure in the United States, ahead of transportation, food, insurance, and healthcare.
Yet, in a world where purchases are increasingly migrating online, the real estate transaction has largely remained unchanged. The typical process of buying or selling a home is complex, uncertain, time consuming and primarily offline. A traditional home sale requires countless decisions and an average of six intermediaries, often brings unexpected costs, and takes approximately three months from start to finish. Ultimately, the consumer is left dissatisfied with a broken, disjointed experience.
We streamline the process of buying and selling a home into a seamless digital experience that is simple and certain. Since launch, customers have demonstrated their desire for our digital, on-demand real estate solution with over 215,000 homes bought and sold by Opendoor across the United States. In 2022, we sold over 39,000 homes and generated $15.6 billion in revenue, the latter of which represents a compound annual growth rate of 85% since 2017. Importantly, we have achieved this growth while continuing to delight customers, maintaining an annual average Net Promoter Score of nearly 80 from our sellers in 2022.
Since our initial market launch in Phoenix in 2014, we have expanded across the United States and operated in 53 markets as of December 31, 2022: Albuquerque, Asheville, Atlanta, Austin, Birmingham, Boise, Boston, Charleston, Charlotte, Chattanooga, Cincinnati, Cleveland, Colorado Springs, Columbia, Columbus, Corpus Christi, Dallas-Fort Worth, Denver, Detroit, Greensboro-Winston, Greenville, Houston, Indianapolis, Jacksonville, Kansas City, Killeen, Knoxville-Morristown, Las Vegas, Los Angeles, Miami, Minneapolis-St. Paul, Nashville, New York-New Jersey, Northern Colorado, Oklahoma City, Orlando, Phoenix, Portland, Prescott, Raleigh-Durham, Reno, Richmond, Riverside, Sacramento, Saint Louis, Salt Lake City, San Antonio, San Diego, San-Francisco-Bay Area, Southwest Florida, Tampa, Tucson, and Washington, DC.
We believe we are still in the early stages of the digital transformation of real estate. Over the coming years, we are dedicated to building a managed marketplace, where more consumers will be able to transact directly with simplicity, certainty and control over the entire process.
Market Overview
Residential real estate is a massive offline market. Of the $1.9 trillion residential real estate transactions in 2022, iBuyers (companies that use technology to facilitate these transactions) captured only 1%.
The current landscape is highly fragmented. Today, approximately 90% of residential real estate transactions in the United States involve an agent. There are over three million licensed real estate agents in the United States, who on average complete less than four transactions per year and many of whom do not solely work in real estate. This can lead to an inconsistent and frustrating experience for consumers looking for guidance in what is typically the largest financial decision of their lives.
Real estate is migrating online. Consumers are shifting their spend online and demanding digital-first experiences for greater efficiency, certainty and speed. They are increasingly comfortable transacting online across retail, food and

OPENDOOR TECHNOLOGIES INC.
transportation, and they now expect similar experiences in real estate. While the majority of home buyers browse for homes online, the transaction itself is still largely offline, requiring real estate agents to access homes and requiring in-person closings. The COVID-19 pandemic catalyzed an increase in demand for digital-first experiences with consumers prioritizing simplicity and certainty.
The Problem
The traditional process of buying or selling a home is a lengthy and stressful experience for both the seller and buyer. For the approximately 90% of United States sellers that list their home on the market using an agent, this is what their experience typically looks like:
•Find a listing agent. Before the seller can list, they must find a qualified agent. Over 80% of sellers contact only one real estate agent before listing.
•Prepare the home for listing. The seller often needs to get the home “sale ready.” This preparation, including cleaning, staging and any necessary upgrades, typically involves a lot of guesswork, time and money.
•List the home. A home typically needs to be listed for around 30 days on average before it goes into contract.
•Host open houses and home visits. During the process, the seller will typically host dozens of strangers walking through their home, and deal with the hassle of cleaning up and clearing out, often on short notice and during inconvenient times.
•Receive an offer. One in four home sellers reduces their asking price at least once, while a similar percentage of sellers offer incentives to attract buyers. Once an offer is received, the seller has to negotiate the offer, negotiate the closing date, and deal with any contingencies the buyer may have.
•Negotiate repairs or fix issues identified by buyers. After the offer is accepted, the buyer conducts an inspection, which often forces the seller to renegotiate the offer or fix issues, increasing the homeowner’s costs and potentially delaying closing.
•Wait for closing. Once the contract is signed, it still takes over 30 days on average to close. The seller is reliant on the home buyer and a disparate set of counterparties — such as their agent, mortgage broker and escrow officer — to coordinate and complete the closing process.
•Fall-through risk. Finally, there is an approximately 20% chance the contract falls through between signing and closing (based on average multiple listing services (“MLS”) contract fall-through rates in our markets in 2022), forcing the home seller to start the entire process all over again.
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
Our Solution
We are building a managed marketplace for residential real estate via two core product offerings: our first-party (1P) product and our third-party (3P) product. Together, these two offerings leverage our centralized platform capabilities. We are working towards a future where both 1P and 3P sales take place on our platform, enabling sellers and buyers to experience a simple and certain transaction that dramatically improves the traditional process.
•1P Product. Launched in 2014, sellers utilize our 1P product offering to sell their home directly to us and we resell the home to a home buyer. By selling to Opendoor, homeowners can avoid the stress of open houses, home repairs, overlapping mortgages and the uncertainty that can come with listing a home on the open market. Using our website, sellers can receive a preliminary offer online. We then conduct a home assessment to verify the home information and finalize the offer, taking into consideration the home’s condition. Sellers can then select their preferred closing date and close electronically (where permitted).

OPENDOOR TECHNOLOGIES INC.
For customers who sell directly to us, we charge a service fee. We also charge the seller for expected repairs and home quality improvements that relate to our assessment of home condition and the expectations of buyers in the market. Our service fee is set at 5% across all markets. This compares favorably to the traditional listing process, which can include a broker fee of 5% to 6%, depending on location, and a number of additional costs, such as resale concessions, inspection costs, staging costs, double mortgage payments on two homes, and additional moving and storage costs. Many of these expenses may be unforeseen by the homeowner at the outset. Our final offer, inclusive of purchase price, service fee, and repair charge, provides the homeowner with more certainty and transparency as to their expected sale proceeds, while removing the hassle of doing any repairs to get the home “sale ready.”
•3P Product. Launched in 2022, our 3P product offering connects the home seller with either an institutional or retail buyer, facilitating the transaction without us taking ownership of the home. For home buyers, we are building an e-commerce-like experience that focuses on unique selection and a simple process. For home sellers, we are focused on making the experience of selling seamless, with less time and less hassle than the traditional process. Sellers can request an offer from our network of buyers, while also receiving an Opendoor offer. There is no need for repairs, extensive home prep, or months of open houses or listings. We are also giving home sellers control and flexibility, with no upfront commitment.
We have launched our 3P offering in a limited number of markets. We have decided to keep our 3P product focused on a small set of markets in 2023 so we can iterate on the product experience quickly. This is consistent with our approach to how we scaled our 1P product across markets over time. When we are ready to scale the 3P product, we believe we are well positioned to expand it across our existing 1P markets given our ability to leverage our existing 1P infrastructure.
Our Business Model
The vast majority of our revenue and margins today are generated by our core 1P product offering, where we acquire homes directly from sellers and resell those homes to buyers. We also offer title and escrow services to customers as well as to buyers touring our homes independently via our app or website, which are accretive to our unit economics. We plan to incrementally scale our 3P product offering to expand into more markets over time, which we believe has the potential to reduce our inventory exposure, capital intensity, and macro risk when at scale. We also believe our 3P product offering has the potential to expand our total addressable market to be able to serve all sellers versus those only within our buybox. We define “buybox” as the types of homes we are able to underwrite and acquire in a given market based on characteristics such as price range, home type, home location, year built and lot size.
Offers
We generate demand for our products and services through organic awareness and word-of-mouth, paid media spend, and partnership channels such as our relationships with homebuilders and online real estate portals. Home sellers can visit our website or mobile app and answer a few questions about their home’s condition, features and upgrades. For eligible homes, customers receive a preliminary offer, which can be refreshed at any time through their personalized seller dashboard. All of our preliminary offers are algorithmically generated and require minimal human intervention.
In order to finalize our offer, we conduct a combination of virtual and in-person home assessments to verify the condition of the home and determine what kind of repairs and home quality improvements will need to be performed after we acquire the home. We typically ask for a repair charge that relates to our assessment of home condition and what it will require to get the home “sale ready.” We have developed purpose-built software to guide home assessment workflows and collect over 150 unique data points on average regarding a home’s condition and quality. In addition to informing the offer price for that particular home, we incorporate the proprietary data that we collect during home assessments as structured data into our underlying pricing models. After all the data has been collected and incorporated, each offer is reviewed and finalized by members of our pricing team, allowing us to marry the best of our algorithmic insights with human judgment.
We closely track the number of potential sellers who accept the Opendoor offer versus listing their home on the MLS. We define this as the “real seller” conversion rate, which is the percentage of unique leads who either accept an Opendoor offer or list their home on the MLS within 60 days of receiving an offer from us. We believe this is an important measure of the strength of our value proposition. In addition, we provide offers to homeowners who are not ready to transact at the time of the offer. We add these individuals to our expanding pool of prospective customers, and we re-engage with them over time for when they are ready to transact. Nearly 30% of sellers who listed or sold their homes have previously entered their home address on

OPENDOOR TECHNOLOGIES INC.
Opendoor.com across our active markets, which suggests that our registered user base is a powerful source of future sellers that we can use to drive our future growth.
Home acquisition and repairs
Once a seller has received and accepted our final purchase offer, we enable the seller to close the transaction on a flexible timeline. This is a particularly important feature as over two-thirds of sellers are also buyers, who are often looking to line up the timing of these two transactions to ensure they have their next home to move to before locking in the sale of their current home or to avoid double moves or mortgages. This feature further differentiates our service from a traditional sale.
Following acquisition, we bear the subsequent risk of conducting repairs and home quality improvements on a timely and on-budget basis. The scope of this work before resale is focused on ensuring the home is in “sale ready” condition. We engage third-party contractors within each market to conduct repairs, and continuously refine and adjust our repair strategies based on our operating experience in markets and reviewing neighborhood-level resale outcomes.
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
To create our home offers, we algorithmically produce both an estimated offer price and an assessment of our confidence level in that estimate, and we then further validate that estimate with a value and risk assessment, including a combination of virtual and in person assessments of the home, as well as additional review from our in-house pricing analysts, to finalize the offer. We dynamically adjust our offers to account for the level of certainty in pricing each home. This degree of certainty can be impacted by factors such as macro conditions, local market dynamics, the condition or attributes of a home, and the depth of home comparables. We recalibrate our view of pricing and where market values are trending using high-frequency detailed metrics across all segments of our business, including inputs related to the dynamics of market demand and supply across markets, home types, and time periods.
While the real estate industry generates a wealth of publicly sourceable data, much of this data lacks the quality and specificity essential to price individual homes. Since our inception, we have invested in our research and data science teams, modeling capabilities, and systematized tooling to gather, aggregate, and synthesize an expanding catalog of proprietary, hyperlocal data in order to enhance and automate pricing decisions. We have also acquired third party data to improve our pricing models and forecast quality. Our proprietary models are informed by hundreds of data points that have been collected and synthesized in a structured way.

OPENDOOR TECHNOLOGIES INC.
•Proprietary offline data. We have conducted approximately 580,000 assessments during which we collect over 150 data points on average for each home and its surroundings. We have invested in building custom inspection and operator tooling to systematically source and translate home features into a robust data library. These proprietary data points have led us to make approximately 1.9 billion annotations and adjustments to MLS and tax assessor data, as well as build out unique geospatial data assets, such as power line and busy road proximity. Once we list a home for resale, we collect additional home-level demand data such as home visits and visitor feedback, which enable us to calibrate our resale strategy and acquisition home pricing.
•Responsive feedback loop. Advancements in model sophistication and the integration of systematic modeling and human insights have accelerated our feedback loops, such that our pricing system can dynamically adjust to leading market indicators and human insights, and react to macro- and micro-economic conditions.
•Pricing competitiveness. Our unique data works in concert with our pricing algorithms. These algorithms use machine learning to drive pricing decisions through modeling of observed home sale prices, demand forecasting, outlier detection, risk assessment, and inventory management. Over time, we have added new data inputs and refined model logic, the benefits of which compound with experience and scale.
Robust Risk Management Framework
Forecasting and managing our business to seasonal and macro market changes is important for our overall results and balance sheet health. As noted above, since our inception, we have prioritized investment in our pricing capabilities across our home acquisition processes and our forecasting and resale systems, and we expect to continue to do so. These investments pair with a strong risk management focus that is embedded in our pricing, finance and operations teams. We evaluate the quality of our pricing models and processes using high-frequency detailed metrics across all segments of our business, including home acquisition, resale strategy and inventory health. All of our pricing decisions are managed centrally, giving us a high degree of control over our overall growth and margin objectives. While residential real estate markets are subject to fluctuations, as with any market, we believe we are well-positioned to manage our risk exposure due to the following:
•A critical component of our business model is managing inventory exposure and balancing growth, margin and risk. Transaction velocity and hold times are important inputs to how we manage our inventory exposure and overall risk. We have historically concentrated our home purchases on those segments of the residential real estate market with the highest transaction volumes, which helps lower the risk of involuntarily holding a home for longer than anticipated.
•Our pricing models and inventory management systems are designed to recalibrate to market signals on a daily basis. Accordingly, changing market conditions are reflected in our pricing for new acquisitions, largely leaving previously-acquired inventory and homes under contract to be acquired at risk for potential market volatility. In addition, we employ sophisticated resale pricing management systems that is designed to allow us to optimize sell-through and margin using real-time, local market demand information, including down to an individual home level. We believe that the quality and scale of information we utilize in our inventory management decisions and our ability to manage these decisions across a scaled, diversified portfolio provides us with a structural advantage over individual sellers or agents in the traditional home selling process.
•Our operations across 53 markets and a range of price and home types allow us to benefit from significant diversification effects. Individual buyers and sellers are exposed to price and behavioral effects that are associated with specific markets or home segments. Our scale and diverse coverage allow us to mitigate such exposures across a wider range of markets and home segments so that our overall risk per home should decrease as we increase the breadth of markets, price points and home types across which we operate.
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

OPENDOOR TECHNOLOGIES INC.
Low Cost Transaction Platform
We continue to invest in having an agile, low cost platform, which allows us to provide more competitive offers to home sellers and adapt to changes in macro conditions. Each component of our real estate business and transaction experience has been purpose-built to delight our customers through a streamlined, flexible and vertically-integrated platform. We have reimagined the traditionally inefficient and labor-intensive processes required to purchase, repair, and resell each home. With this in mind, we have invested in developing technology that enables virtualization, centralization, and automation in order to reduce cost, increase speed and improve quality of execution.
Our proprietary construction management technology enables us to drive efficiencies across all home servicing functions, tying together pre-acquisition assessments, pricing, repair scoping, centralized back-office operations, and renovation project management. Our systems and processes facilitate the centralization of certain processes that previously required local labor, which provides staffing flexibility, cost economies, training and quality enhancements, and faster turnaround times, all of which result in a superior customer experience. One example is our virtual home assessment capability for our lowest risk homes, where home sellers are able to take our operators on a virtual, guided tour of their home. Our centralized teams then assess home conditions, leveraging a combination of industry best practices and big data. This centralization has also enabled us to shift an increasing amount of back-office work to our offshore teams, which we believe will help deliver structural cost improvements over time.
We have also established a network of more than 1,000 trade partners and local service providers that use our proprietary technology to complete home repairs and maintenance. By leveraging our technology platform and directly interfacing with our trade partners, we reduce delays, eliminate waste, and improve quality of repairs while capturing data at every step to continuously improve the system. This increase in third-party capacity also gives us the flexibility to adapt to macro conditions and adjust our operating expenses commensurate with volume expectations. Due to our scale, we have procured volume discounts on the cost of materials used in our home repairs. In addition, we have designed our home inventory management processes and home access technology to ensure our homes are regularly cleaned, well-maintained and safe to enable our on-demand, self-tour experience.
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
Expand to new markets. At 53 markets as of December 31, 2022, we are making good progress towards our long-term goal of being able to deliver for customers nationwide. We select new markets by looking at drivers of supply, demand and affordability, housing stock, cost structure and expected pricing competitiveness. We have honed our market launch playbook by centralizing many of our core pricing, operations and customer service functions, enabling us to efficiently launch new markets with limited in-market physical presence. Our largely centralized and scalable framework for new market entry enabled us to rapidly grow the number of markets we served in 2021 and 2022. Furthermore, decision making for each home is informed by centralized, robust, data-driven playbooks that allow us to drive consistency across our markets and reach profitability in new markets more quickly.
Expand product and service offerings. Our north star is to build the best end-to-end managed marketplace for every home buyer and seller. We are focused on leveraging both our 1P and 3P product offerings to refine our best-in-class seller experience, expand the options available to sellers in our marketplace, invest in enhancing the buyer experience and continue to integrate the seller and buyer journey. Over time, we plan to launch additional services that are adjacent to the core real estate transaction, bringing us closer to our vision for a digital one-stop-shop that powers all transactions.
Marketing
We utilize a diversified, multichannel approach in marketing, with a focus on efficient growth. In addition to earned media and online real estate partnerships with leading industry brands, we leverage a diverse range of channels and platforms

OPENDOOR TECHNOLOGIES INC.
within paid advertising, including paid online channels, direct mail, television, radio, and outdoor advertising. As our market footprint has expanded, we are focused on our investment in broad reach and national channels such as television and sponsorships, to efficiently drive awareness and build trust with consumers in a new category. We also continue to build our prospective customer base by maintaining relationships and re-engaging with homeowners who might not have been ready to sell during their first interaction with Opendoor. With over two-thirds of sellers also being buyers, these homeowners represent a large part of our marketing funnel that we are focused on converting when they are ready to transact. As more consumers start their home journey with Opendoor, we expect this prospective customer base to continue to expand over time.
Competition
The U.S. housing market is highly competitive and fragmented, with over five million residential real estate transactions per year. We view our primary competition as the 99% of transactions that are done offline. As such, we compete directly with traditional, offline real estate brokers and agents. In addition, we also compete with other iBuyers, and our adjacent services compete with industry service providers, including title and escrow companies. We believe our singular focus on an end-to-end digital solution, our best-in-class pricing engine, and our low-cost operational platform differentiate us from our competitors and provide a meaningful and sustainable competitive advantage.
Human Capital Resources
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
Employees
As of December 31, 2022, we employed 2,570 individuals, including 2,444 in the United States. None of our employees are currently represented by a labor organization or a party to any collective bargaining.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain, and motivate selected employees, consultants, and directors through the granting of stock-based compensation awards.

OPENDOOR TECHNOLOGIES INC.
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
Intellectual Property
We rely on trademarks, domain names, patents, copyrights, trade secrets, contractual provisions and restrictions on access and use to establish and protect our proprietary rights. As of December 31, 2022, we had 14 trademark registrations and 6 patent registrations.
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
Government Regulation
We operate in highly regulated businesses through a number of different channels across the United States. As a result, we are currently subject to a variety of, and may in the future become subject to additional, federal, state and local statutes and regulations in various jurisdictions (as well as judicial and administrative decisions and state common law), which are subject to change at any time, including laws regarding the real estate and mortgage industries, settlement services, mobile and internet based businesses and other businesses that rely on advertising, as well as data privacy, consumer protection, and employment laws.
In particular, the advertising and sale of homes is highly regulated by states in which we do business, as well as the U.S. federal government. Regulatory bodies include the Consumer Financial Protection Bureau (“CFPB”), the Federal Trade Commission (“FTC”), the Department of Justice (“DOJ”), the Department of Housing and Urban Development (“HUD”), and various state licensing authorities, consumer protection agencies, financial regulatory agencies and insurance agencies. We are subject to compliance audits of our operations by many of these authorities. For a discussion of the various risks we face from regulation and compliance matters, see “Item 1A. Risk Factors — Risks Related to Regulatory Compliance and Legal Matters.”
Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, may be applicable to our business, such as the Telephone Consumer Protection Act (“TCPA”), the Telemarketing Sales Rule, the CAN-SPAM Act, and similar state consumer protection laws. Through our various subsidiaries, we also buy and sell homes, provide real estate brokerage, title insurance and settlement services, and provide other product offerings, which results in us receiving or facilitating transmission of personally identifiable information. This information is increasingly subject to legislation and regulation in the United States. These laws and regulations are generally intended to protect the privacy and security of personal information, including customer Social Security numbers and credit card information that is collected, processed and transmitted. These laws also can restrict our use of this personal information for other commercial purposes.
In order to provide the broad range of products and services that we offer customers, certain of our subsidiaries maintain real estate brokerage, title insurance and escrow, property and casualty insurance, and general contractor licenses, and we may in the future apply for additional licenses as our business grows and develops. These entities are subject to stringent state and federal laws and regulations, including, but not limited to, the Real Estate Settlement Procedures Act (“RESPA”) and those administered by applicable state departments of real estate, banking, insurance and consumer services. These entities are also subject to the scrutiny of state and federal government agencies as licensed businesses as noted above. As of December 31, 2022:

OPENDOOR TECHNOLOGIES INC.
•Opendoor Brokerage LLC, Opendoor Brokerage Inc., and OD Homes Brokerage Inc. (formerly known as Open Listings Co.), collectively, hold real estate brokerage licenses in all our markets and certain other states.
•OS National LLC, and its subsidiaries, OSN Texas LLC and OSN Alabama LLC, are licensed as title agents in 27 states. In addition, OS National LLC, and its subsidiary, OSN Escrow, are licensed as escrow agents in seven states and OS National LLC is authorized to conduct the business of title insurance in five additional states that do not require entity and/or individual licensing.
•Opendoor Home Loans LLC holds mortgage banking/lending licenses in five states.
•Digital Opendoor Insurance Services LLC holds insurance producer licenses for property and casualty lines in nine states.
•Open Exchange Brokerage LLC, holds real estate brokerage licenses in 15 states.
•Tremont Realty LLC (dba Opendoor Connect), holds a real estate brokerage license in Texas.
For certain licenses, we are required to designate individual licensed brokers of record, qualified individuals and control persons.
Seasonality
For information regarding the seasonality of our business, please see “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting our Business Performance.”
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
Item 1A. Risk Factors.
In the course of conducting our business operations, we are exposed to a variety of risks. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. Any of the risk factors we describe below have affected or could materially and adversely affect our business, financial condition, results of operations and prospects. The market price of shares of our common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Certain statements in “Risk Factors” are forward-looking statements. See “Forward-Looking Statements.”

OPENDOOR TECHNOLOGIES INC.
Risks Related to Our Business and Industry
Our business and operating results may be significantly impacted by general economic conditions, the health of the U.S. residential real estate industry, and risks associated with our real estate assets.
Our success depends, directly and indirectly, on general economic conditions, the health of the U.S. residential real estate industry, particularly the single family home resale market, and risks generally incidental to the ownership of residential real estate, many of which are beyond our control. A number of factors have impacted and could in the future negatively impact and harm our business, including the following:
•downturns in the U.S. residential real estate market that may be due to one or more factors, whether included in this list or not;
•changes in national, regional, or local economic, demographic or real estate market conditions;
•increased mortgage interest rates, such as the recent significant increases in interest rates in 2022, or down payment requirements and/or restrictions on mortgage financing availability;
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
•the continuing and future impacts of the pandemic caused by COVID-19 and its variants, or a future pandemic, on buying and selling trends in the residential real estate market;
•changes in household debt levels;
•volatility and general declines in the stock market;
•federal, state, or local legislative or regulatory changes that would negatively impact owners or potential purchasers of single family homes or the residential real estate industry in general, such as the Tax Cuts and Jobs Act of 2017, which limited deductions of certain mortgage interest expenses and property taxes; or
•natural disasters, such as hurricanes, windstorms, tornadoes, earthquakes, wildfires, floods, hailstorms, and other events that disrupt local, regional, or national real estate markets.
We have a history of losses, and we may not achieve or maintain profitability in the future.
We have incurred net losses on an annual basis since we were founded. We incurred net losses of $1.4 billion, $662 million, and $253 million for the years ended December 31, 2022, 2021, and 2020, respectively. We had an accumulated deficit of $3.1 billion and $1.7 billion as of December 31, 2022 and 2021, respectively. We expect to continue to make future investments in developing and expanding our business, including technology, recruitment and training, marketing and pursuing strategic opportunities. These investments may not result in increased revenue or growth in our business. Additionally, we may incur significant losses in the future for a number of reasons, including the following:
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
•costs associated with enhancements of our products and introducing new product offerings;
•our failure to execute our growth strategies;
•declines in U.S. residential real estate transaction volumes;
•increased marketing costs;
•lack of access to housing market data that is used in our pricing models at reasonable cost, if at all;
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
Our business model depends on our ability to continue to attract customers to our e-commerce platform and the products we offer and to enhance customers’ engagement with our products in a cost-effective manner. New entrants continue to join our

OPENDOOR TECHNOLOGIES INC.
market categories at a rapid pace. Our existing and potential competitors include companies that operate, or could develop, national and/or local real estate businesses offering services to home buyers or sellers, including real estate brokerage services, title insurance, and escrow services.
Some of our competitors have well-established national reputations and may market similar products and services. These companies may be larger than us and have significant competitive advantages, including better name recognition, greater resources, lower cost of funds and additional access to capital, and a broader set of offerings than we currently do. These companies may also have higher risk tolerances or different risk assessments than we do. In addition, these competitors could devote greater financial, technical and other resources than we have available to develop, grow or improve their businesses. If we are not able to continue to attract customers to our platform and products, our business, results of operations and financial condition could be harmed.
Failures by our perceived competitors or companies with an iBusiness model in other markets may adversely impact Opendoor.
Because of the novelty of our business model and our limited track record as a public company, high profile failures of companies operating in similar or adjacent spaces, including companies in our market or companies operating in different markets but utilizing an “iBuyer” business model, may impact investor perceptions of the digital home buying industry as a whole. Such events may negatively impact our stock price and ability to raise capital regardless of whether those events have any actual relationship with our business and financial or operational performance.
While we have experienced rapid growth historically, our business experienced significant contraction in the second half of 2022. If we are unable to correct this contraction, we may be unable to grow in the future.
While we have experienced historic rapid growth, our business contracted in the second half of 2022. We may not be able to reverse such contraction and grow our business in the future if we do not, among other things:
•continue to increase the number of customers using our platform;
•avoid future inventory valuation adjustments;
•acquire sufficient inventory based on our underwriting standards to meet demand for our homes;
•increase our market share within existing markets and expand into new markets;
•manage operating expenses;
•increase our brand awareness;
•retain adequate availability of financing sources;
•obtain necessary capital to meet our business objectives;
•expand our third-party vendor networks; and
•scale our internal operations and customer support teams.
Furthermore, in order to grow our business, we may need to expand into new markets. Expanding into new markets may prove to be challenging as some markets may have very different characteristics than the markets we currently operate in, some of which may be unanticipated or unknown to us. These differences may result in greater pricing uncertainty, as well as higher capital requirements, hold times, repair costs and transaction costs that may result in those markets being less profitable for us than those that we currently operate in.
Our business is dependent upon our ability to appropriately price and manage our portfolio of inventory. An ineffective pricing or portfolio management strategy may have a material adverse effect on our business, sales, and results of operations.
We appraise and price the homes we buy and sell using data science, proprietary algorithms, and analysis from specially trained employees, incorporating a number of factors, including our knowledge of the real estate markets in which we operate. This assessment includes estimates on time of possession, seasonality, macroeconomic and hyper-local market conditions, renovation costs and holding costs, transaction costs, and anticipated resale proceeds. Our ability to acquire and resell homes profitably may be negatively impacted if our models lack robust historical data on home sales, material home features, or other market nuances, especially those outside of features and nuances we have previously encountered and modeled in our existing

OPENDOOR TECHNOLOGIES INC.
53 markets. This, in turn, could negatively impact our revenue growth if resulting valuations are too low and/or fees are too high, or our profitability, if valuations are too high and/or fees are too low.
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
A critical component of our business model is managing inventory exposure and balancing growth, margin, and risk. Our purchases of homes are based in large part on our estimates of projected demand. If actual sales are materially less than our forecasts, we would experience an over-supply of inventory. An over-supply of home inventory will generally cause downward pressure on our sales prices and margins and increase our average days to sale. Our inventory of homes purchased has typically represented a significant portion of total assets. Having such a large portion of our total assets in the form of non-income producing home inventory for an extended period of time subjects us to significant holding costs, including financing expenses, maintenance and upkeep, insurance, property taxes, homeowners’ association fees, and other expenses that accompany the ownership of residential real property and increased risk of depreciation of value. Disruptions in the supply chain for the materials, such as paint and carpet, and constraints in the market for labor necessary to restore and resell home inventory could lengthen the period of time during which we must hold home inventory.

In addition, the value of homes in inventory may decline significantly and we could experience losses, which in the aggregate could be detrimental to our business and results of operations. For example, due in part to macroeconomic factors such as increased interest rates and lower consumer confidence stemming from a potential recession, home values decreased beginning in the second quarter of 2022. If we have excess inventory or our average days to sale increases, as was the case in the second half of 2022 alongside home price value decreases, the results of our operations may be adversely affected because we may be unable to liquidate such inventory at prices that allow us to meet margin targets or to recover our costs.
Declining real estate values have resulted in, and could continue to result in, inventory valuation adjustments, which have and may continue to adversely affect our financial condition and operating results.
There are risks inherent in owning properties and inventory risks are substantial for our business. Home prices have been and can be volatile, and the values of our inventory have and may continue to fluctuate significantly. As a result of such fluctuations, we have in the past and may in the future incur inventory valuation adjustments. We periodically review the value of our properties to determine whether their value, based on market factors and generally accepted accounting principles, has decreased such that it is necessary or appropriate to record an inventory valuation adjustment in the relevant accounting period. As a result of such review, we recorded an inventory valuation adjustment of $737 million in 2022, of which $458 million related to homes remaining in inventory at December 31, 2022. These adjustments, based upon anticipated, but not realized losses, caused an immediate reduction of net income and a corresponding decrease in real estate inventory in the accounting period identified. Even if we do not determine that it is necessary or appropriate to record an inventory valuation adjustment in the current financial period, a reduction in the estimated net realizable value of a property could subsequently manifest and would therefore affect our earnings and financial condition at that time.
Launches of new product or service offerings, like our 3P product, and expansions of existing product and servicing offerings, may consume significant financial and other resources and may not achieve the desired results.
We regularly evaluate launching new product or service offerings to our customers, as well as expanding existing offerings. Such offerings may require significant expenses, new sources of capital and financing, and time of our key personnel. New or expanded product and service offerings may also subject us to new regulatory environments, which could increase our costs as we evaluate compliance with the new regulatory regime. Despite the expenses and time devoted to launching new or expanded product or service offerings, we may fail to achieve the financial and market share goals anticipated, which may adversely affect our business and results of operations.
One such offering is our 3P product that we launched in a limited number of markets in 2022. Setting up an offering such as our 3P product comes with substantial upfront costs and we may not achieve profitability in time, if at all, to make up for those costs. Further, there is no guarantee that buyers and sellers will want to transact in a manner contemplated by this offering, or that we will be able to attract a sufficient number of sellers to attract buyers, or a sufficient number of buyers to

OPENDOOR TECHNOLOGIES INC.
attract sellers. In addition, we may encounter difficulties in building and marketing this new offering, such as obtaining the necessary licensing and staffing, building a marketing apparatus for the offering, or standing up other business operations, These difficulties could make expanding to new markets too slow to cover the fixed and upfront costs of setting up the marketplace. Incumbents in the industry may also organize efforts to oppose our innovations and find ways to use existing regulations, or convince authorities to make new regulations, that would make our business model unviable. Even if we are successful, it may attract competitors who reduce the size of our market or its economic viability. Those competitors may have strategic advantages that make them better able to provide marketplace services or expand those services to new markets faster than we can, and we may be unable to compete in a sustainable way. As we expand our marketplace to new markets, we may find that local preferences, conditions, or regulations differ from our other markets such that the benefits of scale do not materialize. In addition, developing and marketing our 3P product could have higher costs than anticipated and could adversely impact our results or dilute our brand.
Our business model and growth strategy depend on our marketing efforts and ability to attract buyers and sellers to our website and mobile application in a cost-effective manner.
Our long-term success depends in part on our ability to continue to attract more buyers and sellers to our platform in each of our markets. We believe that an important component of our growth will be the attraction of potential customers to our website and mobile application. Our marketing efforts may not succeed for a variety of reasons, including changes to search engine and social network algorithms, ineffective campaigns across marketing channels, and limited experience in certain marketing channels. We may also be unable to deliver a sufficiently rewarding experience on mobile devices whether through our mobile website or mobile application, which may make us unable to attract and retain customers. External factors beyond our control may also affect the success of our marketing initiatives, such as filtering of our targeted communications by email servers, buyers and sellers failing to respond to our marketing initiatives, and competition from third parties. Any of these factors could reduce the number of customers coming to our platform.
Our business model relies on our ability to scale rapidly and to decrease incremental customer acquisition costs as we grow. If we are unable to recover our marketing costs through increases in customer traffic and in the number of transactions by users of our platform, or if our broad marketing campaigns are not successful or are terminated, it could have a material adverse effect on our growth, results of operations, and financial condition.
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
We believe we have successfully adapted our operations to effectively execute on our business model during the COVID-19 pandemic. However, given the impact of COVID-19 variants, there remains uncertainty as to COVID-19’s overall impact on the U.S. economy and our business. Future limitations may be imposed by governmental authorities on processes and procedures attendant to residential real estate transactions as a result of COVID-19 or another pandemic, and trends in consumer spending on real estate transactions may be impacted. Transaction volumes are important to our business. They affect all of the ways that we generate revenue, including our ability to acquire new homes and generate associated service fees, our ability to sell homes that we own, the generation of commissions from our brokerage business, and the number of transactions our title and settlement business closes. We cannot predict the extent to which our transaction volumes and financial results may be adversely affected by the COVID-19 pandemic and its variants or by any other future pandemic.
A significant portion of our costs and expenses are fixed, and we may not be able to adapt our cost structure to offset declines in our revenue.
A significant portion of our expenses are fixed and do not vary proportionately with fluctuations in revenues. We need to maintain and continue to increase our transaction volumes to benefit from operating efficiencies. When we operate at less than expected capacity, fixed costs are inflated and represent a larger percentage of overall cost basis and percentage of revenue. Due to our fixed cost base, our operating results can vary significantly based on transaction volumes in any given period. For example, in 2022 our fixed costs increased as compared to 2021. This contributed to increased losses in 2022 when transaction volumes declined.

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
Our success depends upon the continued service of our senior management team and successful transitions when management team members pursue other opportunities. In addition, our business depends on our ability to continue to attract, motivate, and retain a large number of skilled employees across all of our product lines. Furthermore, much of our key technology and processes are custom-made for our business by our personnel. The loss of key personnel, including key members of management, could materially and adversely affect our ability to build on the efforts they have undertaken and to execute our business plan, and we may not be able to find adequate replacements. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees in a cost-effective manner, our business could be harmed.
Our business is concentrated in certain geographic markets. Exposure to local economies, regional economic downturns, severe weather, or catastrophic occurrences, or other disruptions or events may materially adversely affect our financial condition and results of operations.
As of December 31, 2022, we were in 53 markets across the United States. For the year ended December 31, 2022, a majority of our revenue was generated from our top-seven markets by revenue. As a result, local and regional conditions in these markets, including those arising from COVID-19’s impacts, may differ significantly from prevailing conditions in the United States or other parts of the country. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenues and profitability. These risks include, without limitation: possible declines in the value of real estate; risks related to general and local economic conditions; demographic and population shifts and migration; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; increased labor costs; unemployment; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; and uninsured damages from floods, hurricanes, earthquakes or other natural disasters.
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
Our business is dependent upon access to desirable inventory. Obstacles to acquiring attractive inventory, whether because of supply, competition, macroeconomic conditions, or other factors, may have a material adverse effect on our business, sales, and results of operations.
We primarily acquire homes directly from consumers and there can be no assurance of an adequate supply of such homes on terms that are attractive to us. A reduction in the availability of or access to inventory, including due to macroeconomic

OPENDOOR TECHNOLOGIES INC.
conditions, could have a material adverse effect on our business, sales, and results of operations. Additionally, we evaluate thousands of potential homes daily using our proprietary pricing model. If we fail to adjust our pricing to stay in line with broader market trends, or fail to recognize those trends, it could adversely affect our ability to acquire inventory.
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
Reductions in the availability of mortgage financing provided by government agencies, changes in government financing programs, and increases in mortgage interest rates could decrease our buyers’ ability or desire to obtain financing, which would adversely affect our business and financial results.
The secondary market for mortgage loans continues to primarily desire securities backed by Fannie Mae, Freddie Mac, or Ginnie Mae, and we believe the liquidity these agencies provide to the mortgage industry is important to the housing market. Any significant change regarding the long-term structure and viability of Fannie Mae and Freddie Mac could result in adjustments to the size of their loan portfolios and to guidelines for their loan products. Additionally, a reduction in the availability of financing provided by these institutions could adversely affect interest rates, mortgage availability, and sales of new homes and mortgage loans.
Since March 2022, the Federal Reserve Board has raised its benchmark rate multiple times from 0.25% to 4.50% as of December 31, 2022. As a result of these significant interest rate increases, the cost of financing a home purchase has increased significantly for the typical home buyer, which has reduced the affordability of mortgage financing and resulted in a decline in the demand for our homes. Future increases in mortgage rates could further decrease our buyers’ ability or desire to obtain financing, which would adversely affect our business and financial results.
We rely on third parties to renovate and repair homes before we resell the homes, and the cost or availability of third-party labor could adversely affect our holding period and investment return for homes.
We frequently need to renovate or repair homes prior to listing for resale. We rely on third-party contractors and sub-contractors to undertake these renovations and repairs. These third-party providers may not be able to complete the required renovations or repairs within our expected timeline or proposed budget. Labor and supply shortages, as well as increased demand for home construction, may exacerbate these delays and increase our costs. In addition, the inflation we experienced in the last year has increased the cost of goods and services that we consume, such as labor and materials costs for home repairs.
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
We may acquire other businesses, which could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our operating results.
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

OPENDOOR TECHNOLOGIES INC.
A health and safety incident relating to our operations, misconduct by our employees or third parties operating on our behalf or regulatory sanctions could be costly in terms of potential liability and reputational damage.
Customers will visit homes on a regular basis through our mobile application or with a real estate agent. Due to the number of homes we own, the safety of our homes is critical to the success of our business. A failure to keep our homes safe that results in a major or significant health and safety incident could expose us to liability that could be costly. We are also subject to risks of errors and misconduct by our employees that could adversely affect our business. The precautions that we take to detect and deter employee misconduct might not be effective. If any of our employees engage in illegal, improper, or suspicious activity or other misconduct, we could suffer serious harm to our reputation, financial condition, customer relationships, and our ability to attract new customers. We also could become subject to regulatory sanctions and significant legal liability, which could cause serious harm to our financial condition, reputation, customer relationships and prospects of attracting additional customers.
The occurrence of any of the above or other incidents could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities, and our ability to attract customers and employees, which in turn could have a material adverse effect on our financial results and liquidity.
There are risks related to our ownership of vacant homes and the listing of those homes for resale that are not possible to fully eliminate.
The homes in our inventory generally are not occupied during the time we own them prior to resale. As a result, certain of our homes have incurred damage such as water and plumbing damage that was not promptly addressed as a result of the home being vacant. Further, when a home is listed for resale, prospective buyers or their agents typically can access our homes instantly through our technology without the need for an appointment or one of our representatives being present. In certain circumstances, we also allow sellers to continue to occupy a home after we have purchased the home for a short period of time. Having visitors or short-term occupants in our homes entails risks of damage to the homes, personal injury, unauthorized activities on the properties, theft, rental scams, squatters and trespassers, and other situations that may have adverse impacts on us or the homes, including potential adverse reputational impacts. Additionally, all of these circumstances may involve significant costs to resolve that may not be fully covered by insurance, including legal costs associated with making repairs to the homes or removing unauthorized visitors and occupants. If these increased costs are significant across our homes inventory, both in terms of costs per home and numbers of homes impacted, this could have an adverse impact on our results of operations that is material.
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
Estimates of market opportunity may prove to be inaccurate.
Market opportunity estimates are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that our market opportunity estimates will reflect actual revenue that we will generate from our

OPENDOOR TECHNOLOGIES INC.
platform in the future. Any expansion in our markets depends on a number of factors, including the cost, performance, and perceived value associated with our platform and the products and services of our competitors.
Some of our potential losses may not be covered by insurance. We may not be able to obtain or maintain adequate insurance coverage.
We maintain insurance to cover costs and losses from certain risk exposures in the ordinary course of our operations, including in connection with the issuance of title insurance policies, but our insurance may not cover 100% of the costs and losses from all events. We are responsible for certain retentions and deductibles that vary by policy, and we may suffer losses that exceed our insurance coverage limits by a material amount. We may also incur costs or suffer losses arising from events against which we have no insurance coverage. In addition, large-scale market trends or the occurrence of adverse events in our business may raise our cost of procuring insurance or limit the amount or type of insurance we are able to secure. We may not be able to maintain our current coverage, or obtain new coverage in the future; on commercially reasonable terms or at all. Incurring uninsured or underinsured costs or losses could harm our business.
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
We process, store, and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and violation of these privacy obligations could result in a claim for damages, regulatory action, loss of business, or unfavorable publicity.
We receive, store, and process personal information and other customer information (“personal information”). There are numerous federal and state laws, as well as regulations and industry guidelines, regarding privacy and the storing, use, processing, and disclosure and protection of personal information, the scope of which are changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules. Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, may be applicable to our business, such as the Telephone Consumer Protection Act, or the TCPA, (as implemented by the Telemarketing Sales Rule), the CAN-SPAM Act, and similar state consumer protection laws. We generally seek to comply with industry standards and are subject to the terms of our own privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or regulations, making enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized access to or unintended release of personally identifiable information or other customer data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others. Any of these events could cause us to incur significant costs in investigating and defending such claims and, if found liable, pay significant damages. Further, these proceedings and any subsequent adverse outcomes may cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.

OPENDOOR TECHNOLOGIES INC.
Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of personal information, or regarding the manner in which the express or implied consent of customers for the use and disclosure of personal information is obtained, could require us to modify our products and features, possibly in a material manner and subject to increased compliance costs, which may limit our ability to develop new products and features that make use of the personal information that our customers voluntarily share. For example, the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020, imposes obligations and restrictions on companies regarding their collection, use, and sharing of personal information and provides new and enhanced data privacy rights to California residents. The CCPA imposes a severe statutory damages framework. Additionally, we are subject to the California Privacy Rights Act, or the CPRA, which expands upon the CCPA. The CCPA requires (and the CPRA will require) covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for certain security breaches that may increase security breach litigation. Further, Virginia enacted the Virginia Consumer Data Protection Act, or the CDPA, another comprehensive state privacy law, that became effective January 1, 2023. Also in 2021, Colorado enacted the Colorado Privacy Act, or the CPA, which goes into effect July 1, 2023. The CCPA, CPRA, CDPA and CPA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects. A number of other proposals exist for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.
Any of the foregoing could materially adversely affect our brand, reputation, business, results of operations, and financial condition.
Failure to protect our trade secrets, know-how, proprietary applications, business processes and other proprietary information, could adversely affect the value of our technology and products.
Our success and ability to compete depends in part on our intellectual property and our other proprietary business information. We seek to control access to our proprietary information by entering into a combination of confidentiality and proprietary rights agreements, invention assignment agreements and nondisclosure agreements with our employees, consultants and third parties with whom we have relationships. While these agreements will give us contractual remedies upon any unauthorized use or disclosure of our proprietary information, we cannot guarantee that we will be able to detect such unauthorized activity, or if detected, that our rights under these agreements will be effective in controlling access to, or use and distribution of, our proprietary information, intellectual property or technology. We also have numerous trademarks and patents to protect certain aspects of our intellectual property. However, we may be unable to secure intellectual property protection for all of our technology and methodologies, or the steps we take to enforce our intellectual property rights may be inadequate. Furthermore, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and we may not be able to prevent infringement or misappropriation of our proprietary rights without incurring substantial expense. If our intellectual property rights are used or misappropriated by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our products and methods of operations. Any of these events would have a material adverse effect on our business, results of operations, and financial condition.
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

OPENDOOR TECHNOLOGIES INC.
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
Some open source licenses contain requirements that we make available source code for modifications or derivative works we create based upon the type of open source software we use, or grant other licenses to our intellectual property. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release or license the source code of our proprietary software to the public. Although we monitor our use of open-source software to avoid subjecting our platform to conditions we do not intend, we cannot assure you that our processes for controlling our use of open-source software in our platform will be effective. From time to time, we may be subject to claims claiming ownership of, or demanding release of, the source code, the open source software and/or derivative works that were developed using such software, requiring us to provide attributions of any open source software incorporated into our distributed software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to re-engineer our software or change our products or services, any of which would have a negative effect on our business and results of operations.
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

OPENDOOR TECHNOLOGIES INC.
offerings after their release could reduce the quality of our products or interfere with our customers’ access to and use of our technology and offerings.
Risks Related to Regulatory Compliance and Legal Matters
We operate in a highly regulated industry and are subject to a wide range of federal, state, and local laws, rules, and regulations. Failure to comply with these laws, rules, and regulations or to obtain and maintain required licenses, could adversely affect our business, results of operations, and financial condition.
We operate in highly regulated businesses through a number of different channels across the United States. As a result, we are currently subject to a variety of, and may in the future become subject to additional, federal, state and local statutes and regulations in various jurisdictions (as well as judicial and administrative decisions and state common law), which are subject to change at any time, including laws regarding the real estate, settlement services, insurance, construction, mobile and internet based businesses and other businesses that rely on advertising, as well as data privacy and consumer protection laws, and employment laws. These laws are complex and sometimes ambiguous, and can be costly to comply with, require significant management time and effort, require a substantial investment in technology, and subject us to supervisory audits, claims, government enforcement actions, civil and criminal liability or other remedies, including suspension of business operations.
We buy and sell homes, provide real estate brokerage services, provide title insurance and settlement services, provide other product offerings, and have historically provided mortgage lending and brokerage services, which results in us receiving or facilitating transmission of personally identifiable information. This information is increasingly subject to legislation and regulation in the United States. These laws and regulations are generally intended to protect the privacy and security of personal information, including borrower Social Security numbers and credit card information that is collected, processed and transmitted. These laws also can restrict our use of this personal information for other commercial purposes. We could be adversely affected if government regulations require us to significantly change our business practices with respect to this type of information, if penetration of network security or misuse of personal information occurs, or if the third parties that we engage with to provide processing and screening services violate applicable laws and regulations, misuse information, or experience network security breaches.
In order to provide the broad range of products and services that we offer customers, certain of our subsidiaries maintain title insurance and escrow, property and casualty insurance, construction, and licenses in certain states in which we operate. These entities are subject to stringent state and federal laws and regulations and to the scrutiny of state and federal government agencies as licensed businesses.
Mortgage products are regulated at the state level by licensing authorities and administrative agencies, with additional oversight from the Consumer Financial Protection Bureau and other federal agencies. These laws generally regulate the manner in which lending and lending-related activities, including mortgage brokering, are marketed or made available to consumers, including, but not limited to, advertising, finding and qualifying applicants, the provision of consumer disclosures, payments for services, and record keeping requirements; these laws include, at the federal level, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act (as amended by the Fair and Accurate Credit Transactions Act), the Truth in Lending Act (including the Home Ownership and Equity Protection Act of 1994), the Equal Credit Opportunity Act, the Fair Housing Act, the Gramm-Leach-Bliley Act, the Electronic Fund Transfer Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Homeowners Protection Act, the Home Mortgage Disclosure Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, the Federal Trade Commission Act, the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, the Bank Secrecy Act (including the Office of Foreign Assets Control and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act), the Telephone Consumer Protection Act, the Mortgage Acts and Practices Advertising Rule (Regulation N), the CARES Act, all implementing regulations, and various other federal laws. The Consumer Financial Protection Bureau also has broad authority to enforce prohibitions on practices that it deems to be unfair, deceptive or abusive. Additionally, state and local laws may restrict the amount and nature of interest and fees that may be charged by a lender or mortgage broker, impose more stringent privacy requirements and protections for service members, and/or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise.
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

OPENDOOR TECHNOLOGIES INC.
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
For certain licenses, we are required to designate individual licensed brokers of record, qualified individuals and control persons. Certain licensed entities also are subject to routine examination and monitoring by the federal Consumer Financial Protection Bureau (for mortgage) and/or state licensing authorities. We cannot assure you that we, or our licensed personnel, are and will remain at all times, in full compliance with local, state and federal real estate, title insurance and escrow, property and casualty insurance, construction, and mortgage licensing and consumer protection laws and regulations, and we may be subject to litigation, government investigations and enforcement actions, fines or other penalties in the event of any non-compliance. As a result of findings from examinations, we also may be required to take a number of corrective actions, including modifying business practices and making refunds of fees or money earned. In addition, adverse findings in one state may be relied on by another state to conduct investigations and impose remedies. If we apply for new licenses, we will become subject to additional licensing requirements, which we may not be in compliance with at all times. If in the future a state agency were to determine that we are required to obtain additional licenses in that state in order to operate our business, or if we lose or do not renew an existing license or are otherwise found to be in violation of a law or regulation, we may be subject to fines or legal penalties, lawsuits, enforcement actions, void contracts, or our business operations in that state may be suspended or prohibited. Our business reputation with consumers and third parties also could be damaged. Compliance with, and monitoring of, these laws and regulations is complicated and costly and may inhibit our ability to innovate or grow.
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
Some of our employees are located in Canada and India. Compliance with applicable U.S. and foreign laws and regulations, such as labor laws, anti-corruption laws, anti-bribery laws, anti-money laundering laws, tax laws, foreign exchange controls and data privacy and data localization requirements, increases our cost of doing business. Although we have implemented policies and procedures to comply with these laws and regulations, a violation by us or our employees, contractors or agents could nevertheless occur. In some cases, compliance with the laws and regulations of one country could violate the laws and regulations of another country. Violations of these laws and regulations could materially adversely affect our brand, international growth efforts and business.
We entered into a consent order with the FTC that imposes ongoing obligations. Any alleged or actual noncompliance with the consent order could have a material adverse effect on our business.
The FTC began conducting an investigation into Opendoor in August 2019. The inquiry related primarily to statements in our advertising and website comparing selling homes to us with selling homes in a traditional manner using an agent and relating to statements that our offers reflect or are based on market prices. We began discussing resolution of this matter with the FTC in December 2020. After extensive negotiations, we agreed to enter into a consent order resolving all aspects of the inquiry, which became final on October 21, 2022. Pursuant to the consent order, we did not admit any wrongdoing and are required to possess competent and reliable supporting data prior to making statements regarding the costs, savings, repair costs, or financial benefits of our services related to assisting consumers selling homes. The consent order also required that we pay $62 million (an amount previously accrued) and that we retain certain records and submit a compliance report to the FTC.
If we fail to comply, or are alleged to be in noncompliance with the consent order, we could be subject to additional regulatory or governmental investigations or civil actions, which may result in significant monetary fines, judgments or other penalties that could have a material adverse effect on our business.
We are, and may in the future be, subject to securities litigation, which is expensive and could divert management attention.
The market price of our common stock has been, and may continue to be, volatile. In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Companies that have experienced volatility in the market price of their stock have

OPENDOOR TECHNOLOGIES INC.
been subject to securities class action litigation. We are currently, and may in the future be, the target of this type of litigation. For example, securities litigation claims were filed against us and certain of our current and former officers and directors in October 2022 and November 2022 related to our pricing algorithm.
Litigation is inherently uncertain and adverse rulings could occur, including monetary damages. An unfavorable outcome or settlement may result in a material adverse impact on our business, results of operations, and financial condition. In addition, regardless of the outcome, litigation could result in substantial costs and divert management’s attention from other business concerns, which could seriously harm our business.
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
The preparation of our financial statements requires us to make estimates and assumptions affecting the reported amounts of our assets, liabilities, revenues and expenses. If these estimates or assumptions are incorrect, it could have a material adverse effect on our results of operations and financial condition. Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change.
Our management is required to evaluate the effectiveness of our internal control over financial reporting. If we are unable to maintain effective internal control over financial reporting, investors may lose confidence in the accuracy of our financial reports.
As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal control. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Additionally, our auditor is required to deliver an attestation report on the effectiveness of our disclosure controls and internal control over financial reporting. An adverse report may be issued in the event our auditor is not satisfied with the level at which our controls are documented, designed or operating.
When evaluating our internal control over financial reporting, we have identified in the past, and may identify in the future, material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting, are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is ineffective, or if our auditor is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we could fail to meet our reporting obligations.
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

OPENDOOR TECHNOLOGIES INC.
applicable stock exchange, the SEC or other regulatory authorities, which could require additional management attention and which could adversely affect our business.
The obligations associated with being a public company require significant resources and management attention, and we have and will continue to incur increased costs as a result of being a public company.
We incur costs as a result of operating as a public company, and our management devotes substantial time to our compliance initiatives. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform, and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and the applicable stock exchange. These rules and regulations result in legal and financial compliance costs that are costly and our management and other personnel will continue to need to devote a substantial amount of time to these compliance initiatives. The increased costs will increase our net loss. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, its board committees or as executive officers.
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
We have incurred losses during our history and do not expect to become profitable in the near future, and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2022, the Company had federal and state net operating loss (“NOL”) carryforwards of $1.7 billion and $1.2 billion, respectively. Under the Tax Act, as modified by the CARES Act, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.
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
Changes in tax laws or tax rulings could materially affect our business, results of operations, and financial condition.
The tax regimes we are subject to or operate under, including income and non-income (including indirect) taxes, are unsettled and may be subject to significant change. Changes in tax laws or tax rulings, or changes in interpretations of existing laws, could materially adversely affect our results of operations and financial condition. The United States government may enact further significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, the imposition of minimum taxes or surtaxes on certain types of income or significant changes to the taxation of income derived from international operations.

OPENDOOR TECHNOLOGIES INC.
We are subject to taxes in the United States under federal, state and local jurisdictions in which we operate. The governing tax laws and applicable tax rates vary by jurisdiction and are subject to interpretation and macroeconomic, political or other factors. For example, the results of U.S Presidential and Congressional elections may lead to tax law changes. We may be subject to examination in the future by federal, state and local authorities on income, employment, sales and other tax matters. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority would not have an adverse effect on our business, financial condition and results of operations. Various tax authorities may disagree with tax positions we take and if any such tax authorities were to successfully challenge one or more of our tax positions, the results could adversely affect our financial condition. Further, the ultimate amount of tax payable in a given financial statement period may be impacted by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. For example, the Inflation Reduction Act of 2022, enacted on August 16, 2022, imposes a one-percent non-deductible excise tax on repurchases of stock that are made by U.S. publicly traded corporations on or after January 1, 2023, which may affect any future share repurchases. In addition, as of January 1, 2022, the Tax Act requires research and experimental expenditures attributable to research conducted within the United States to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the United States must be capitalized and amortized over a 15-year period. Accordingly, the determination of our overall provision for income and other taxes is inherently uncertain as it requires significant judgment around complex transactions and calculations. As a result, fluctuations in our ultimate tax obligations may differ materially from amounts recorded in our financial statements and could adversely affect our business, financial condition and results of operations in the periods for which such determination is made.
Risks Related to Our Liquidity and Capital Resources
We will require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, and we cannot be sure that additional financing will be available.
We will require additional capital and debt financing to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, including to increase our marketing expenditures to build and maintain our inventory of homes, develop new products or services or further improve existing products and services, improve our brand awareness, enhance our operating infrastructure and acquire complementary businesses and technologies. During past economic and housing downturns and more recently at the onset of the COVID-19 pandemic, credit markets constricted and reduced sources of liquidity. In addition, recent significant increases in interest rates, supply chain issues, and higher inflation have increased concerns that the economy may enter into a recession. Such a recessionary environment may also result in reduced sources of financing and liquidity, among other adverse impacts for our business, results of operations, and financial condition.
If cash on hand and cash generated from operations is not sufficient to meet our cash and liquidity needs, we may need to seek additional capital and engage in equity or debt financings to secure funds. However, additional funds may not be available when we need them on terms that are acceptable to us, or at all. In addition, any financing that we secure in the future could involve restrictive covenants which may make it more difficult for us to obtain additional capital and to pursue business opportunities and could reduce our operational flexibility.
Our ability to obtain financing will depend, among other things, on our product development efforts, business plans, operating performance, action or performance of competitors, and condition of the capital markets and housing markets at the time we seek financing. Volatility in the credit markets may also have an adverse effect on our ability to obtain debt financing. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our common stock, or may require us to agree to unfavorable terms, and our existing stockholders may experience significant dilution.
If new financing sources are required, but are insufficient or unavailable, our ability to continue to pursue our business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and our business, results of operations, financial condition, and prospects could be adversely affected.
We utilize a significant amount of debt and financing arrangements in the operation of our business, and so our cash flows and operating results could be adversely affected by required payments of debt or related interest and other risks of our debt financing.
As of December 31, 2022 we had approximately $4.4 billion of non-recourse asset-backed loans. Our leverage could have meaningful consequences to us, including increasing our vulnerability to economic downturns, limiting our ability to withstand

OPENDOOR TECHNOLOGIES INC.
competitive pressures, or reducing our flexibility to respond to changing business and economic conditions. We are also subject to general risks associated with debt financing, including (1) our cash flow may not be sufficient to satisfy required payments of principal and interest; (2) we may not be able to refinance our existing indebtedness or refinancing terms may be less favorable to us than the terms of our existing debt; (3) debt service obligations or facility prepayments could reduce funds available for capital investment and general corporate purposes; and (4) any default on our indebtedness could result in acceleration of the indebtedness and foreclosure on the homes collateralizing that indebtedness, with our attendant loss of any prospective income and equity value from such property. Any of these risks could place strains on our cash flows, reduce our ability to grow, and adversely affect our results of operations.

If the holders of the 2026 Notes become entitled to convert the 2026 Notes pursuant to the related indenture and one or more holders elect to convert their 2026 Notes, we would be required to elect to settle either all or a portion of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2026 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

We may not have the ability to raise the funds necessary for cash settlement upon conversion of the 2026 Notes or to repurchase the 2026 Notes for cash following a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion of the 2026 Notes or to repurchase the 2026 Notes.

Subject to limited exceptions, holders of the 2026 Notes have the right to require us to repurchase their 2026 Notes upon the occurrence of a fundamental change at a cash repurchase price generally equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. In addition, upon conversion of the 2026 Notes, we will be required to make cash payments in respect of the 2026 Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of 2026 Notes surrendered therefor or pay the cash amounts due upon conversion. In addition, our ability to repurchase the 2026 Notes or to pay cash upon conversions of the 2026 Notes may be limited by applicable law, by regulatory authorities or by agreements governing our future indebtedness. Our failure to repurchase the 2026 Notes at a time when such repurchase is required by the indenture governing the 2026 Notes or to pay the cash amounts due upon future conversions of the 2026 Notes as required by such indenture would constitute a default under such indenture. A default under the indenture governing the 2026 Notes or the fundamental change itself may also lead to a default under agreements governing our existing or future indebtedness, which may result in such existing or future indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under such existing or future indebtedness and repurchase the 2026 Notes or make cash payments upon conversions thereof.

The accounting method for reflecting the convertible notes on our balance sheet, accruing interest expense for the convertible notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

In August 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which, among other things, simplifies the accounting for certain convertible instruments. We early adopted the provisions of ASU 2020-06 effective January 1, 2021.

In accordance with ASU 2020-06, the 2026 notes are reflected as a liability on our consolidated balance sheets, with the initial carrying amount equal to the principal amount of the notes, net of issuance costs. The issuance costs were treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the notes. As a result of this amortization, the interest expense that we expect to recognize for the notes for accounting purposes will be greater than the cash interest payments we will pay on the notes, which will result in lower reported earnings.

In addition, the shares underlying the notes will be reflected in our diluted earnings per share using the “if-converted” method. Under that method, if the conversion value of the notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all of the notes were converted at the beginning of the reporting period and that we issued shares of our common stock to settle the excess. However, if reflecting the notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the notes does not exceed their principal amount for a reporting period, then the shares underlying the notes will not be reflected in our diluted earnings per share. The application of

OPENDOOR TECHNOLOGIES INC.
the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.

The Capped Calls may affect the value of the 2026 Notes and our common stock.

In connection with the pricing of the 2026 Notes, we entered into privately negotiated Capped Calls with certain financial institutions (the “option counterparties”). The Capped Calls are expected generally to reduce the potential dilution to our common stock (or, in the event of a conversion of the 2026 Notes settled in cash, to reduce our cash payment obligation) in the event that at the time of conversion of the 2026 Notes our common stock price exceeds the conversion price.

We have been advised that, in connection with establishing their initial hedges of the Capped Calls, the option counterparties or their respective affiliates entered into various derivative transactions with respect to our common stock concurrently with or shortly after the pricing of the 2026 Notes.

In addition, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions from time to time prior to the maturity of the 2026 Notes (and are likely to do so during any observation period related to a conversion of 2026 Notes or any redemption or repurchase of the 2026 Notes). This activity could also cause or avoid an increase or a decrease in the market price of our common stock or the 2026 Notes, which could affect holders’ ability to convert the 2026 Notes and, to the extent the activity occurs during any observation period related to a conversion of 2026 Notes, it could affect the number of shares and value of the consideration that holders will receive upon conversion of such 2026 Notes.

We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the 2026 Notes or our common stock. In addition, we do not make any representation that the option counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

We are subject to counterparty risk with respect to the Capped Calls.

The option counterparties are financial institutions, and we will be subject to the risk that any or all of them might default under the Capped Calls. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. Past global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. If an option counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the capped call transactions with such option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.
Inventory homes held for longer periods may not be eligible for financing or may receive less financing under our debt facilities than homes held for shorter periods.
Under our asset-backed financing facilities, the amount we are permitted to borrow against a given property generally begins to step down after we have owned that property for approximately six months, and ultimately steps down to zero after 12 months. These holding time-based reductions in permitted borrowing amount may result in a requirement to pledge additional properties or cash as collateral or, in some cases, to repay outstanding debt financing with respect to a given property prior to our sale of that property. If we were to hold a significant portion of our homes in inventory for more than six months, this could result in a material reduction in the amount of debt financing available for those homes and a corresponding reduction in our unrestricted cash balances. These considerations could also incentivize us to sell inventory homes for prices that do not allow us to meet our margin targets or to fully cover our costs to repay our borrowings with respect to those properties.
We rely on agreements with third parties to finance our business.
We have entered into debt agreements with various counterparties to provide capital for the growth and operation of our businesses, including to finance our purchase and renovation of homes. If we fail to maintain adequate relationships with

OPENDOOR TECHNOLOGIES INC.
potential financial sources or we elect to prepay or we are unable to renew, refinance or extend our existing debt arrangements on favorable terms or at all, we may be unable to maintain sufficient inventory, which would adversely affect our business and results of operations. Obtaining new or replacement funding arrangements may be at higher interest rates or other less favorable terms.
Some of our financing facilities are not fully committed, meaning the applicable lender is not obligated to advance new loan funds if they choose not to do so. In addition, the availability of committed financing is typically subject to us meeting certain conditions, which may include financial or collateral performance tests or metrics. As of December 31, 2022, we satisfied the financial and collateral performance-based conditions to borrowing under our debt facilities. If we are unable to access funds from either our committed or not fully committed facilities, we may not be able to sufficiently fund our business.
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
Our existing debt agreements contain, and future debt agreements may contain, various financial and collateral performance covenants. These covenants may limit our operational flexibility or restrict our ability to engage in transactions that we believe would otherwise be in the best interests of our shareholders. If we breach these covenants, the amounts we are able to borrow against our inventory homes may be reduced and/or our lenders may be entitled to apply any excess cash proceeds from the sale of our homes that would normally be available to us in the absence of the covenant breach to the repayment of principal and other amounts due. In certain cases, we could be required to repay all or a portion of the relevant debt immediately, even in the absence of a payment default. The occurrence of these events would have an adverse impact on our financial condition and results of operations and such impact could be material.
The borrowers under the debt facilities we use to finance the purchase and renovation of homes are special purpose entity (“SPE”) subsidiaries of Opendoor. While our SPEs’ lenders’ recourse in most situations following an event of default is only to the applicable SPE or its assets, we have provided limited guarantees for certain of the SPEs’ obligations in situations involving

OPENDOOR TECHNOLOGIES INC.
“bad acts” by an Opendoor entity and certain other limited circumstances. To the extent a guaranty obligation is triggered, we may become obligated to pay all or a portion of the amounts owed by our SPEs to their lenders.
Our debt facilities contain cross defaults and similar provisions that could cause us to be in default under multiple debt facilities or otherwise lose access to financing for new homes and excess proceeds from sales of homes in the event we default under a single facility.
If certain events of default or related enforcement or foreclosure events occur under one or more of our asset-backed senior debt facilities, this may trigger an event of default under any related mezzanine term debt facility and/or result in us losing access to financing through the mezzanine term debt facility or to excess proceeds from sales of homes that would otherwise be available to us. Similarly, foreclosure by the lenders under a mezzanine term debt facility would trigger an event of default under the related senior facilities and result in us losing access to financing through those senior facilities and to excess proceeds from sales of homes that would otherwise be available to us. In addition, our asset-backed senior debt facilities and mezzanine term debt facilities generally contain cross defaults to indebtedness and similar obligations of Opendoor Labs Inc., subject to varying minimum dollar thresholds. It is possible our debt facilities could include similar cross defaults to indebtedness of Opendoor Technologies in the future. The foregoing considerations significantly increase the likelihood that a default or related enforcement or foreclosure event under one or more of our debt facilities would result in adverse consequences for our other debt facilities.
Failure to hedge effectively against interest rate changes may adversely affect our results of operations.
Borrowings under our senior revolving credit facilities bear interest at variable rates and expose us to interest rate risk. As a result of recent interest rate increases, our debt service obligations on our variable rate indebtedness increased in 2022. This increase, and any future interest rate increases, would result in a decrease in our earnings and cash flows as a result of our increased debt service obligations. Increased interest costs could also reduce the amount of debt financing that our homes inventory can support. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7. Credit Facilities and Long-Term Debt” for additional information regarding our debt and financing arrangements.
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
The transition under our senior revolving credit facilities to interest rates based on a Secured Overnight Financing Rate (“SOFR”) or another future replacement benchmark may involve unforeseen costs or other impacts on our business.
As of December 31, 2022, all of our senior revolving credit facilities were indexed to interest rate benchmarks based on SOFR, which is a new index calculated by short-term repurchase agreements and backed by U.S. Treasury securities. The market transition toward SOFR is expected to be complicated, and there is no guarantee that SOFR will become a widely accepted benchmark. There remains uncertainty regarding financial markets’ future utilization of SOFR and the nature, acceptance, and equivalence of SOFR or any other replacement rate, and we cannot fully predict what impact the transition to SOFR may have on our business, financial results, and operations.

OPENDOOR TECHNOLOGIES INC.
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
•short sellers manipulating our stock, resulting in a price decrease;
•our business being subject to seasonality with greater demand and home price appreciation from home buyers in the spring and summer, and typically weaker demand and lower home price appreciation in late fall and winter;
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
•the volume of shares of our common stock available for public sale; and
•general economic and political conditions, such interest rate increases, including the recent significant increases in 2022, higher inflation and decreased consumer confidence, recessions, the ongoing effects of the pandemic related to COVID-19 and its variants, local and national elections, fuel prices, international currency fluctuations, corruption, inflation, political instability, and acts of war or terrorism.
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

OPENDOOR TECHNOLOGIES INC.
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
In the event of a major earthquake, hurricane, windstorm, tornado, flood, or catastrophic event such as pandemic, fire, flood, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure reputational harm, delays in developing our platform and solutions, breaches of data security and loss of critical data, all of which could harm our business, results of operations and financial condition. Furthermore, these sorts of catastrophic events may cause disruption on both resale and acquisition side as we may not be able to transact on real estate. For example, homes that we own may be damaged and disruptions to infrastructure may mean our contractors are unable to perform the necessary home repairs in a timely manner. Closures of local recording offices or other governmental offices in charge of real property records, including tax or lien-related records, would adversely affect our ability to conduct operations in the affected geographies. Any of these delays will likely result in extended hold times and increased costs. Also, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions.
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
The risk of cybersecurity incidents directed at us or our third-party vendors includes uncoordinated individual attempts to gain unauthorized access to information technology systems, as well as sophisticated and targeted measures known as advanced persistent threats. In addition, we face the risk of confidential data inadvertently leaking through human or technological errors. Cybersecurity incidents are also constantly evolving, increasing the difficulty of detecting and successfully defending against them. In the ordinary course of our business, we and our third-party vendors collect and store personal information, as well as our proprietary business information and intellectual property and that of our customers and employees.
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

OPENDOOR TECHNOLOGIES INC.
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
Any actual or alleged security breaches or alleged violations of federal or state laws or regulations relating to privacy and data security could result in mandated user notifications, litigation, government investigations, significant fines, and expenditures; divert management’s attention from operations; deter people from using our platform; damage our brand and reputation; and materially adversely affect our business, results of operations, and financial condition. Defending against claims or litigation based on any security breach or incident, regardless of their merit, will be costly and may cause reputational harm. The successful assertion of one or more large claims against us that exceed available insurance coverage, denial of coverage as to any specific claim, or any change or cessation in our insurance policies and coverages, including premium increases or the imposition of large deductible requirements, could have a material adverse effect on our business, results of operations, and financial condition.
Internet law is evolving, and unfavorable changes to, or failure by us to comply with, these laws and regulations could adversely affect our business, results of operations, and financial condition.
We are subject to regulations and laws specifically governing the internet. The scope and interpretation of the laws that are or may be applicable to our business are often uncertain, subject to change, and may be conflicting. If we incur costs or liability as a result of unfavorable changes to these regulations or laws or our failure to comply therewith, our business, results of operations, and financial condition could be adversely affected. Any costs incurred to prevent or mitigate this potential liability could also harm our business, results of operations, and financial condition.
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
We are from time to time involved in, or may in the future be subject to, claims, suits, government investigations, and proceedings arising from our business, including actions with respect to intellectual property, privacy, consumer protection, information security, our historic mortgage lending services, real estate, environmental, data protection or law enforcement matters, tax matters, labor and employment, and commercial claims, as well as actions involving content generated by our customers, shareholder derivative actions, purported class action lawsuits, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain, and their results cannot be predicted with certainty. Regardless of the

OPENDOOR TECHNOLOGIES INC.
outcome, any such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, negative publicity and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results and financial condition.
Our business could be negatively impacted by corporate citizenship and ESG matters and/or our reporting of such matters.
Institutional, individual, and other investors, proxy advisory services, regulatory authorities, consumers, and other stakeholders are increasingly focused on environmental, social, and governance (“ESG”) practices of companies. As we look to respond to evolving standards for identifying, measuring, and reporting ESG metrics, our efforts may result in a significant increase in costs and may nevertheless not meet investor or other stakeholder expectations and evolving standards or regulatory requirements, which may negatively impact our financial results, our reputation, our ability to attract or retain employees, our attractiveness as a service provider, investment, or business partner, or expose us to government enforcement actions, private litigation, and actions by stockholders or stakeholders..
We may be unable to continue to use the domain names that we use in our business, or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks.
We have registered domain names for our websites that we use in our business. If we lose the ability to use a domain name, we may incur significant expenses to market our products and services under a new domain name, which could harm our business. In addition, our competitors could attempt to capitalize on our brand recognition by using domain names similar to ours. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting and enforcing our rights in our domain names and determining the rights of others may require litigation, which could result in substantial costs and diversion of management’s attention.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
We have various operating leases for office space, which are summarized as of December 31, 2022 in the table below. We believe that our facilities are adequate for our current needs.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Dates
Tempe, Arizona	General Office Space, Corporate Mailing Address	100,807	2030
Duluth, Georgia	General Office Space	71,085	2029
In addition, we lease office space in several other locations in the United States and India.
Item 3. Legal Proceedings.
In August 2019, the FTC began conducting an investigation into the Company related primarily to statements in Opendoor’s advertising and website comparing selling homes to Opendoor with selling homes in a traditional manner using an agent and relating to statements that Opendoor’s offers reflect or are based on market prices. Opendoor and the FTC began discussing resolution of this matter in December 2020. After extensive negotiations, the Company agreed to enter into a consent order resolving all aspects of the inquiry, which became final on October 21, 2022. Pursuant to the consent order, the Company did not admit to any wrongdoing and is required to possess competent and reliable supporting data prior to making statements regarding the costs, savings, repair costs, or financial benefits of Company services related to assisting consumers selling homes. The consent order also required that the Company pay the FTC $62 million (an amount the Company previously accrued) and that it retain certain records and submit a compliance report to the FTC. The $62 million fine was paid in October 2022.

OPENDOOR TECHNOLOGIES INC.
On October 7, 2022 and November 22, 2022, purported securities class action lawsuits were filed in the United States District Court for the District of Arizona, captioned Alich v. Opendoor Technologies Inc., et al. (Case No. 2:22-cv-01717-JFM) (“Alich”) and Oakland County Voluntary Employees’ Beneficiary Association, et al. v. Opendoor Technologies Inc., et al. (Case No. 2:22-cv-01987-GMS) (“Oakland County”), respectively. The complaints name as defendants the Company, certain of the Company’s current and former officers and directors, the underwriters of two securities offerings the Company made in 2021, and a selling shareholder, SVF Excalibur (Cayman) Limited. The complaints allege that the Company and certain officers violated Section 10(b) of the Exchange Act and SEC Rule 10b-5, and that the Company, certain officers and directors, the underwriters, and SVF violated Section 11 and/or Section 12(a)(2) of the Securities Act, in each case by making materially false or misleading statements related to the effectiveness of the Company’s pricing algorithm. The plaintiffs also allege that certain defendants violated Section 20(a) of the Exchange Act and Section 15 of the Securities Act, respectively, which provide for control person liability. The complaints assert claims on behalf of all persons and entities that purchased, or otherwise acquired, Company common stock between December 21, 2020 and September 16, 2022 or pursuant to offering documents issued in connection with our business combination with SCH and the secondary public offerings conducted by the Company in February 2021 and September 2021. The plaintiffs seek class certification, an award of unspecified compensatory damages, an award of interest and reasonable costs and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper. We believe that the allegations in the complaints are without merit and we intend to vigorously defend ourselves in the matter.
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
Holders of Record
As of February 16, 2023, there were approximately 61 holders of record of our common stock.
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
Sales of Unregistered Equity Securities
On July 28, 2022, in connection with our entry into a multi-year agreement with Zillow, Inc., we issued to Zillow, Inc. a warrant representing the right to purchase up to 6 million shares of the Company’s common stock, which will vest in tranches for resale marketing services with respect to homes that qualify for a referral fee under the agreement. The exercise price per tranche of warrant shares will equal the 30-day trailing volume weighted average price prior to the vesting date, subject to a floor of $15.00 per share and a cap of $30.00 per share. We believe the issuance of the warrant was exempt from registration pursuant to Section 4(a)(2) of the Securities Act as a transaction by the Company not involving any public offering.
Issuer Purchases of Equity Securities
None.
Performance Graph
The stock performance graph set forth below shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act and will not be deemed to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act. The information contained in the graph is based on historical data and is not intended to forecast possible future performance.
The following graph compares our cumulative total shareholder return on the Company’s common stock with the NASDAQ Real Estate and Other Financial Services Index and the Russell 2000 Index.
This graph covers the period from December 21, 2020, which was the first day our common stock began trading after the closing of the Business Combination, through December 31, 2022 for the Company’s common stock. This graph assumes that

OPENDOOR TECHNOLOGIES INC.
the value of the investment in the Company’s common stock and each index (including reinvestment of dividends) was $100 on December 21, 2020.
Item 6. [Reserved]

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read together with the historical audited annual consolidated financial statements as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021, and 2020.
This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” or in other parts of this Annual Report on Form 10-K.
Overview
Opendoor’s mission is to power life’s progress, one move at a time. We are building a managed marketplace for residential real estate via two core product offerings: our first-party (1P) product and our third-party (3P) product. We are working towards a future where both 1P and 3P sales take place on our platform, enabling sellers and buyers to experience a simple and certain transaction that dramatically improves the traditional process. Since our inception in 2014, we have built scalable pricing capabilities, technology-enabled centralized operations, and a suite of digital-first consumer products that enabled us to help customers buy or sell homes in over 215,000 transactions and expand our footprint to 53 markets across the country.
Financial Highlights

	Year Ended December 31,
(in millions, except percentages, homes sold, number of markets, and homes in inventory)	2022	2021	2020	2021 to 2022 Change	2020 to 2021 Change
Revenue	$15,567	$8,021	$2,583	$7,546	$5,438
Homes sold	39,183	21,725	9,913	17,458	11,812
Gross profit	$667	$730	$220	$(63)	$510
Gross margin	4.3%	9.1%	8.5%
Net loss	$(1,353)	$(662)	$(253)	$(691)	$(409)
Adjusted Net Loss	$(574)	$(116)	$(175)	$(458)	$59
Contribution Profit	$525	$525	$110	$—	$415
Contribution Margin	3.4%	6.5%	4.3%
Adjusted EBITDA	$(168)	$58	$(98)	$(226)	$156
Adjusted EBITDA Margin	(1.1)%	0.7%	(3.8)%
Number of markets (at period end)	53	44	21	9	23
Inventory (at period end)	$4,460	$6,096	$466	$(1,636)	$5,630
Homes in inventory (at period end)	12,788	17,009	1,826	(4,221)	15,183
Current Housing Environment
The residential real estate market started 2022 quite strong with housing transaction volume, velocity, and home price appreciation (HPA) trending at or near historical highs. However, the second half of 2022 was dominated by concerns of elevated inflation, rising interest rates, and increasing possibility of recession.
In response to surprisingly persistent inflationary pressures, the U.S. Federal Reserve Board implemented a series of rate increases, increasing the Federal Funds Rate from 0.25% to 4.5% at the end of the year and marking the most aggressive response by the U.S. Federal Reserve Board since the early 1980s. These actions pushed long-term interest rates higher with mortgage rates following suit. The ensuing decline in housing affordability drove a sharp pullback in home buyer demand, which precipitated a very rapid slowdown in both transaction velocity and home price appreciation (“HPA”) in the second half of 2022.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
In light of the market uncertainty and our reduced volume expectations, we scaled back our operational capacity by reducing both third-party labor and our internal workforce. In addition, on November 2, 2022, we announced a workforce reduction of approximately 550 employees, representing 18% of our workforce at that time. We provided post-employment benefits to impacted employees for a total cash cost of approximately $17 million, which was recognized and primarily paid in 2022.
Overall economic dynamics as of the beginning of 2023 look more balanced than as of the second half of 2022. In particular, the seasonal relative improvement in listing prices, contract prices, and clearance has been, so far, better than in a typical year. Of course, there remains significant macro risk in the outlook, with inflation, rate volatility and recession probabilities still at high levels. The extent to which these factors impact our results and financial position will depend on future developments, which are uncertain and difficult to predict. As a result, we are entering 2023 with a conservative bias in our home pricing, which reflects our current expectation for negative year-over-year HPA for 2023.
Business Impact of COVID-19
In response to the COVID-19 pandemic and the consequent health risks, we substantially paused purchasing additional homes in March 2020 to safeguard the health and safety of our customers and employees. In addition to pausing new acquisitions, we sold down most of our homes in inventory at a healthy pace, leading to a low point in inventory of $152 million as of September 30, 2020. As our revenues are dependent on inventory levels available for sale, we experienced sequential, quarter-over-quarter declines in revenue in the second, third and fourth quarters of 2020. After retooling certain operational processes to enable “contactless” transactions, we resumed making offers to purchase homes in select markets in May 2020 and resumed operations across all of our markets by the end of August 2020. We surpassed pre-COVID-19 inventory levels in the second quarter of 2021 and ended the year with inventory of $4.5 billion as of December 31, 2022. While we believe we have adapted our operations to function effectively during the ongoing COVID-19 pandemic, our business remains sensitive to potential future disruptions of the real estate market caused by COVID-19 and its variants.
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
We are launching our 3P product in certain markets where our sellers will connect directly with our buyers thereby expanding our target audience to additional sellers. We expect this marketplace to reduce our inventory exposure, capital intensity and macroeconomic risk, which we believe has the potential to positively impact our results.

We also expect to launch our new partnership agreement with Zillow, Inc. in early 2023 that will allow home sellers on the Zillow, Inc. platform to request an offer directly from Opendoor, which will create an additional channel for us to drive brand awareness and acquire customers.
Expansion into New Markets
We operated in 53 markets as of December 31, 2022. The following table represents the number of markets as of the periods presented:

	Year Ended December 31,
(in whole numbers)	2022	2021	2020
Number of markets (at period end)	53	44	21

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
We launched seven new markets in the first half of 2022, before we slowed our new market expansion plans due to the deteriorating macro environment in the latter half of the year, during which we launched two new markets.
We view the first year of a market launch as an investment period during which we refine our pricing models, renovation strategies and cost structure. Historically, we have seen underwriting performance for purchase cohorts in new markets improve approximately one year after initial launch. However, given our “risk-off” stance in our 1P business pending stabilization of macro conditions, we do not expect to make significant investments to support our 2022 market launches. As a result, we also expect the revenue contribution from these markets to be immaterial until we see a sustained period of stabilization and recovery in the macro environment.
Adjacent Services
We believe home sellers and buyers value simplicity and certainty. To that end, we are building an online, integrated suite of home services, which currently include title insurance and escrow services, brokerage services and mortgage services. In 2022, we shifted from a correspondent mortgage model to a referral model with a strategic partner to offer our customers a broader suite of mortgage products and services.

Our success with title insurance and escrow services helps validate our view that customers prefer an online, integrated experience. We will continue to evaluate new ways to improve our end-to-end solution and expect to invest in additional adjacent products and services over time with the expectation that these adjacent services will continue to improve our unit economics and Contribution Margin.
Unit Economics
We view Contribution Margin as a key measure of unit economic performance. Our long-term financial performance depends, in part, on continuing to maintain and expand unit margins through the following initiatives:
•Optimization and enhancements of our pricing engine
•Platform efficiency improvements through greater automation and self-service
•Incremental attach of services, which supplement the core transaction margin profile
•Expansion of our 3P product offering, which will reduce our inventory exposure and capital intensity, and eliminate any holding and selling costs associated with taking ownership of the home
Inventory Management
Effectively managing our overall inventory position and balancing growth, margin, and risk are critical to our financial performance. Since our inception, we have prioritized investment in our pricing capabilities across our home acquisition processes and our forecasting and resale systems, and will continue to do so. As part of our overall risk management framework, we consider both individual market and aggregate portfolio exposures. We typically seek to maximize the resale margin performance of our inventory in the context of managing overall risk and inventory health through monitoring sell-through rates, holding periods, and portfolio aging.
Our performance in 2022 reflects the sharp transition in the housing market from peak levels earlier this year to lower transaction velocity and home price appreciation well beyond typical seasonal trends. Given these macroeconomic pressures, we have been focused on managing for overall inventory health and risk. As part of that focus, we have continued to adjust down listed prices on our inventory to stay in-line with the market and drive resale clearance. Related to those price actions, we have recorded inventory valuation adjustments of $737 million during the year ended December 31, 2022. We have also proactively reduced our acquisition pace via higher spreads embedded in our offers and lower marketing investment. While this allows us to manage overall inventory growth, we expect future margins on those acquisition cohorts to be in-line with our expectations for positive contribution margins. We expect to resume a higher acquisition pace as the housing market stabilizes.
As one key measure of inventory management performance, we evaluate our portfolio metrics relative to the broader market (as observed on the multiple listing services (“MLS”)). One such metric is our percentage of homes “on the market” for greater than 120 days as measured from initial listing date. As of December 31, 2022, such homes represented 55% of our portfolio, compared to 33% for the broader market when filtered for the types of homes we are able to underwrite and acquire

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
in a given market based on characteristics such as price range, home type, home location, year built and lot size (which we refer to as our “buybox".) This metric is impacted by the mix of homes in our inventory. Beginning early in the third quarter of 2022, we significantly reduced our offer pace and subsequent closings of new home acquisitions in light of our risk management objective and overall macroeconomic uncertainty. When newly acquired homes represent a smaller proportion of our overall inventory, average days on market for our portfolio generally increases and we expect this trend to continue into early 2023.
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
Adjusted Gross Profit and Contribution Profit
To provide investors with additional information regarding our margins and return on inventory acquired, we have included Adjusted Gross Profit and Contribution Profit, which are non-GAAP financial measures. We believe that Adjusted Gross Profit and Contribution Profit are useful financial measures for investors as they are supplemental measures used by management in evaluating unit level economics and our operating performance. Each of these measures is intended to present the economics related to homes sold during a given period. We do so by including revenue generated from homes sold (and adjacent services) in the period and only the expenses that are directly attributable to such home sales, even if such expenses were recognized in prior periods, and excluding expenses related to homes that remain in inventory as of the end of the period. Contribution Profit provides investors a measure to assess Opendoor’s ability to generate returns on homes sold during a reporting period after considering home purchase costs, renovation and repair costs, holding costs and selling costs.
Adjusted Gross Profit and Contribution Profit are supplemental measures of our operating performance and have limitations as analytical tools. For example, these measures include costs that were recorded in prior periods under GAAP and exclude, in connection with homes held in inventory at the end of the period, costs required to be recorded under GAAP in the same period. Accordingly, these measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. We include a reconciliation of these measures to the most directly comparable GAAP financial measure, which is gross profit.
Adjusted Gross Profit / Margin
We calculate Adjusted Gross Profit as gross profit under GAAP adjusted for (1) inventory valuation adjustment in the current period, (2) inventory valuation adjustment in prior periods, and (3) restructuring in cost of revenue. Restructuring in

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
cost of revenue reflects the costs associated with the reduction in our workforce in 2020, a portion of which were related to personnel included in cost of revenue. Inventory valuation adjustment in the current period is calculated by adding back the inventory valuation adjustments recorded during the period on homes that remain in inventory at period end. Inventory valuation adjustment in prior periods is calculated by subtracting the inventory valuation adjustments recorded in prior periods on homes sold in the current period. We define Adjusted Gross Margin as Adjusted Gross Profit as a percentage of revenue. See “—Critical Accounting Policies and Estimates — Real Estate Inventory” for detailed discussion of inventory valuation adjustment.
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
The following table presents a reconciliation of our Adjusted Gross Profit and Contribution Profit to our gross profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Year Ended December 31,
(in millions, except percentages)	2022	2021	2020
Gross profit (GAAP)	$667	$730	$220
Gross Margin	4.3%	9.1%	8.5%
Adjustments:
Inventory valuation adjustment – Current Period(1)(2)	458	39	—
Inventory valuation adjustment – Prior Periods(1)(3)	(39)	—	(11)
Restructuring in cost of revenue(4)	—	—	2
Adjusted Gross Profit	$1,086	$769	$211
Adjusted Gross Margin	7.0%	9.6%	8.2%
Adjustments:
Direct selling costs(5)	(414)	(195)	(73)
Holding costs on sales – Current Period(6)(7)	(109)	(47)	(17)
Holding costs on sales – Prior Periods(6)(8)	(38)	(2)	(11)
Contribution Profit	$525	$525	$110
Contribution Margin	3.4%	6.5%	4.3%
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
Adjusted Net Loss and Adjusted EBITDA
We also present Adjusted Net Loss and Adjusted EBITDA, which are non-GAAP financial measures that management uses to assess our underlying financial performance. These measures are also commonly used by investors and analysts to compare the underlying performance of companies in our industry. We believe these measures provide investors with meaningful period over period comparisons of our underlying performance, adjusted for certain charges that are non-recurring, non-cash, not directly related to our revenue-generating operations, not aligned to related revenue, or not reflective of ongoing operating results that vary in frequency and amount.
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
Adjusted Net Loss
We calculate Adjusted Net Loss as GAAP net loss adjusted to exclude non-cash expenses of stock-based compensation, equity securities fair value adjustment, derivative and warrant fair value adjustment, and intangibles amortization expense. It excludes expenses that are not directly related to our revenue-generating operations such as restructuring charges and legal contingency accruals. It excludes loss on extinguishment of debt as these expenses were incurred as a result of decisions made by management to repay portions of our outstanding credit facilities early; these expenses are not reflective of ongoing operating results and vary in frequency and amount. It also excludes non-recurring payroll tax on initial RSU release, gain on lease termination, goodwill impairment and convertible note payment-in-kind (“PIK”) interest and issuance discount amortization. Adjusted Net Loss also aligns the timing of inventory valuation adjustments recorded under GAAP to the period in which the related revenue is recorded in order to improve the comparability of this measure to our non-GAAP financial measures of unit economics, as described above. Our calculation of Adjusted Net Loss does not currently include the tax effects of the non-GAAP adjustments because our taxes and such tax effects have not been material to date.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
The following table presents a reconciliation of our Adjusted Net Loss and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Year Ended December 31,
(in millions, except percentages)	2022	2021	2020
Net loss (GAAP)	$(1,353)	$(662)	$(253)
Adjustments:
Stock-based compensation	171	536	38
Equity securities fair value adjustment(1)	35	(35)	—
Derivative and warrant fair value adjustment(1)	—	(12)	(8)
Intangibles amortization expense(2)	9	4	4
Inventory valuation adjustment – Current Period(3)(4)	458	39	—
Inventory valuation adjustment – Prior Periods(3)(5)	(39)	—	(11)
Restructuring(6)	17	—	31
Convertible note PIK interest and discount amortization(7)	—	—	8
Loss on extinguishment of debt	25	—	11
Gain on lease termination	—	(5)	—
Goodwill impairment	60	—	—
Payroll tax on initial RSU release	—	5	—
Legal contingency accrual and related expenses	46	14	4
Other(8)	(3)	—	1
Adjusted Net Loss	$(574)	$(116)	$(175)
Adjustments:
Depreciation and amortization, excluding amortization of intangibles	41	33	22
Property financing(9)	329	119	38
Other interest expense(10)	56	24	22
Interest income(11)	(22)	(3)	(5)
Income tax expense	2	1	—
Adjusted EBITDA	$(168)	$58	$(98)
Adjusted EBITDA Margin	(1.1)%	0.7%	(3.8)%
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
(6)Restructuring costs consist mainly of employee termination benefits, relocation packages and bonuses as well as costs related to the exiting of certain non-cancelable leases.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
(8)Includes primarily gain or loss on interest rate lock commitments, gain or loss on the sale of available for sale securities, sublease income, and income from equity method investments.
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
Components of Our Results of Operations
Revenue
We generate the majority of our revenue from the sale of homes that we previously acquired from homeowners. In addition, we generate revenue from additional services we provide to both home sellers and buyers, which consists primarily of title insurance and escrow services and brokerage services.
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
Technology and Development Expense
Technology and development expense consists primarily of headcount expenses, including salaries, benefits and stock-based compensation for employees in the design, development, testing, maintenance and operation of our websites, tools, applications, and mobile apps that support our products. Technology and development expense also includes amortization of capitalized software development costs.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
Goodwill Impairment Expense
Goodwill impairment expense consists of impairment charges recorded as a result of goodwill impairment testing.
Restructuring Expense
Restructuring expense consists primarily of severance and other termination benefits for employees whose roles have been eliminated as well as costs related to the exiting of certain non-cancelable leases with no future benefits to the Company.
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
Loss on Extinguishment of Debt
Loss on extinguishment of debt is the result of the Company’s partial or full termination of a debt facility and is comprised of amounts paid to the lenders in excess of the book basis, as well as unamortized deferred costs associated with the facility.
Interest Expense
Interest expense consists primarily of interest paid or payable and the amortization of debt discounts and debt issuance costs. Interest expense varies period over period, primarily due to fluctuations in our inventory volumes and changes in the Benchmark Rates, which impact the interest incurred on our senior revolving credit facilities (see “— Liquidity and Capital Resources — Debt and Financing Arrangements”).
We expect our overall interest expense to increase as inventory increases. Subject to market conditions and cost of capital trade-offs, we will evaluate opportunities to expand our sources of financing over time, which may allow us to diversify our mix of financing sources to include more cost effective financing relative to our higher cost mezzanine term debt facilities.
Other (Loss) Income — Net
Other (loss) income-net consists primarily of changes in fair value of, and dividend income, from our investment in equity securities as well as interest income from our investment in money market funds, time deposits, and debt securities.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
Results of Operations
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table sets forth our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,		Change in
(in millions, except percentages)	2022	2021	$	%
Revenue	$15,567	$8,021	$7,546	94%
Cost of revenue	14,900	7,291	7,609	104%
Gross profit	667	730	(63)	(9)%
Operating expenses:
Sales, marketing and operations	1,006	544	462	85%
General and administrative	346	620	(274)	(44)%
Technology and development	169	134	35	26%
Goodwill impairment	60	—	60	N/M
Restructuring	17	—	17	N/M
Total operating expenses	1,598	1,298	300	23%
Net operating loss	(931)	(568)	(363)	64%
Derivative and warrant fair value adjustment	—	12	(12)	(100)%
Loss on extinguishment of debt	(25)	—	(25)	N/M
Interest expense	(385)	(143)	(242)	169%
Other (loss) income-net	(10)	38	(48)	(126)%
Loss before income taxes	(1,351)	(661)	(690)	104%
Income tax expense	(2)	(1)	(1)	100%
Net loss	$(1,353)	$(662)	$(691)	104%
N/M - Not meaningful.
Revenue
Revenue increased by $7.5 billion, or 94%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in revenue was primarily attributable to higher sales volumes as well as higher revenue per home. We sold 39,183 homes during the year ended December 31, 2022, compared to 21,725 homes during the year ended December 31, 2021, representing an increase of 80%. Revenue per home sold increased 8% between periods due to inventory mix, buybox expansion and home price appreciation.
Cost of Revenue and Gross Profit
Cost of revenue increased by $7.6 billion, or 104%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in cost of revenue was primarily attributable to higher sales volumes and a 13% increase in cost of revenue per home, excluding inventory valuation adjustments, as a result of inventory mix, buybox expansion, and home price appreciation at the time of inventory acquisition. In addition, we recorded $458 million of inventory valuation adjustments during the year ended December 31, 2022 to adjust the cost basis of homes remaining in inventory at December 31, 2022 to their net realizable value as compared to $39 million of inventory valuation adjustments during the year ended December 31, 2021.
Gross profit decreased from $730 million to $667 million and gross margin decreased from 9.1% to 4.3% for the year ended December 31, 2021 and December 31, 2022, respectively. For the same periods, Adjusted Gross Margin decreased from 9.6% to 7.0%. The decrease in gross margin and Adjusted Gross Margin reflects our decision to prioritize risk management and resale clearance in the second half of 2022 at the expense of resale margin performance. As a result of the fast downturn in the housing market due to macroeconomic conditions, market conditions at the time of sale were weaker than we believed they would be at the time of pricing our inventory acquisitions. In addition, gross margin and Adjusted Gross Margin for the year ended December 31, 2021 benefited from a fresh book of inventory after we sold down our inventory in response to the COVID-19 pandemic and more favorable macroeconomic conditions as compared to the year ended December 31, 2022.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
Contribution Margin decreased from 6.5% to 3.4% for the same periods, due to the reasons noted above as well as due to increased direct selling and holding costs. See “— Non-GAAP Financial Measures.”
Operating Expenses
Sales, Marketing and Operations. Sales, marketing and operations increased by $462 million, or 85%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily attributable to a $219 million increase in resale transaction costs and broker commissions, consistent with the 94% increase in revenue. Property holding costs increased by $91 million, consistent with increased inventory levels and longer inventory holding periods compared to the year ended December 31, 2021 when we held a fresh book of inventory. Advertising expense increased by $77 million, from $123 million for the year ended December 31, 2021 to $200 million for the year ended December 31, 2022 as we increased marketing to drive acquisition volumes in both existing and new markets. Headcount expenses, including salaries and benefits, increased $50 million consistent with the increase in headcount.
General and Administrative. General and administrative decreased by $274 million, or 44%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily attributable to $354 million reduction in stock-based compensation due to the expense recognition of certain performance awards during the year ended December 31, 2021 following the consummation of the Business Combination in December 2020, the expense recognition of certain RSUs upon the fulfillment of the liquidity event vesting condition satisfied by the February 2021 Offering and the reversal of expense in December 2022 related to the forfeiture of certain executive performance awards. The reduction in stock-based compensation was partially offset by a $46 million legal contingency accrual and related expenses recorded during the year ended December 31, 2022 in connection with the FTC consent order finalized in October 2022. Headcount expenses, including salaries and benefits increased $21 million consistent with the increase in headcount.
Technology and Development. Technology and development increased by $35 million, or 26%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily attributable to a $26 million increase in headcount expenses, including salaries and benefits, consistent with the increase in headcount.
Goodwill Impairment. Goodwill impairment increased by $60 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. During the fourth quarter of 2022, the market price of our common stock declined significantly causing the Company to perform an interim quantitative test for goodwill impairment. Based on the quantitative analysis, the Company recorded a goodwill impairment charge of $60 million for the year ended December 31, 2022. There was no impairment of goodwill identified for the years ended December 31, 2021 and 2020.
Restructuring. Restructuring increased by $17 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The restructuring expenses recorded in the year ended December 31, 2022, represented severance, and other termination benefits for employees whose roles were eliminated, and other restructuring costs related to winding down the Company’s mortgage lending and brokerage services.
Derivative and Warrant Fair Value Adjustment
Derivative and warrant fair value adjustment decreased by $12 million, or 100%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The gain recorded in the year ended December 31, 2021 was attributable to a decrease in the fair value of the Sponsor Warrants between the time of the Business Combination and the completion of their redemption in July 2021.
Loss on Extinguishment of Debt
Loss on extinguishment of debt increased by $25 million, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The loss on extinguishment of debt of $25 million in December 31, 2022 resulted from the Company’s voluntary partial early repayment of an asset-backed mezzanine term debt facility.
Interest Expense
Interest expense increased by $242 million, or 169%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase was primarily attributable to increases in the average outstanding balances of our asset-

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
backed senior debt facilities and mezzanine term debt facilities, which is consistent with our increase in inventory over the same periods. In addition, interest expense from our asset-backed senior revolving credit facilities, which bear interest at a floating reference rate based on LIBOR or SOFR, has increased due to higher reference rates during the year ended December 31, 2022 compared to the year ended December 31, 2021.
Other (Loss) Income — Net
Other (loss) income – net decreased by $48 million, or 126%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease is primarily related to the fair value adjustments recorded on marketable equity securities. The Company recorded a $35 million gain in 2021 when a company in which we invested went public and then recorded a $35 million loss in 2022 when the company’s stock price declined. The fair value loss recorded in 2022 is offset by a $20 million increase in interest income due to higher interest rates during the year ended December 31, 2022 compared to the year ended December 31, 2021. During 2022, the terms of certain of our asset-backed senior revolving credit facilities were modified to replace LIBOR-based floating reference rates with SOFR-based floating reference rates. As of December 31, 2022, all such floating reference rates in our asset-backed senior revolving credit facilities were based on SOFR.

Income Tax Expense
Income tax expense increased by a nominal amount for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Year Ended December 31, 2021 Compared to Year Ended December 31, 2020
The following table sets forth our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,		Change in
(in millions, except percentages)	2021	2020	$	%
Revenue	$8,021	$2,583	$5,438	211%
Cost of revenue	7,291	2,363	4,928	209%
Gross profit	730	220	510	232%
Operating expenses:
Sales, marketing and operations	544	189	355	188%
General and administrative	620	132	488	370%
Technology and development	134	56	78	139%
Restructuring	—	29	(29)	(100)%
Total operating expenses	1,298	406	892	220%
Net operating loss	(568)	(186)	(382)	205%
Derivative and warrant fair value adjustment	12	8	4	50%
Loss on extinguishment of debt	—	(11)	11	(100)%
Interest expense	(143)	(68)	(75)	110%
Other income-net	38	4	34	850%
Loss before income taxes	(661)	(253)	(408)	161%
Income tax expense	(1)	—	(1)	N/M
Net loss	$(662)	$(253)	$(409)	162%
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
Gross margin improved from 8.5% to 9.1% for the year ended December 31, 2020 and December 31, 2021, respectively. For the same periods, Adjusted Gross Margins improved from 8.2% to 9.6%. The gross margin increase was primarily due to a combination of higher resale prices relative to our net purchase price for homes, repair and renovation efficiencies, and the effectiveness of our inventory resale systems. Contribution Margin increased from 4.3% to 6.5% for the same periods, due largely to higher Adjusted Gross Margins as well as improvements in direct selling and holding costs. See “— Non-GAAP Financial Measures.”
Operating Expenses
Sales, Marketing and Operations. Sales, marketing and operations increased by $355 million, or 188%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily attributable to a $123 million increase in resale transactions costs and broker commissions, consistent with the 119% increase in the number of homes sold. In addition, advertising expense increased by $90 million as we increased marketing to drive acquisition volumes in both existing and new markets launched in 2021, relative to the limited marketing spend in 2020 due to the onset of COVID-19. Property holding costs increased by $71 million consistent with increased inventory levels. Personnel expenses, including salaries and benefits increased $28 million consistent with the increase in headcount.
General and Administrative. General and administrative increased by $488 million, or 370%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily attributable to $430 million of additional stock-based compensation from the commencement of expense recognition of certain performance awards following the consummation of the Business Combination in December 2020 as well as the expense recognition of certain RSUs upon the fulfillment of the liquidity event vesting condition satisfied by the February 2021 Offering. Personnel expenses, including salaries and benefits increased $22 million consistent with the increase in headcount.
Technology and Development. Technology and development increased by $78 million, or 139%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily attributable to an $56 million increase in stock-based compensation reflecting both an increase in headcount as well as the recognition of stock-based compensation beginning in 2021 when the February 2021 Offering satisfied the liquidity event vesting condition of certain RSUs. Personnel expenses, including salaries and benefits increased $12 million consistent with the increase in headcount.
Restructuring. Restructuring decreased by $29 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The restructuring expenses recorded in the year ended December 31, 2020, represent severance, and other termination benefits for employees whose roles were eliminated, and other restructuring costs related to the exiting of certain non-cancelable leases with no future benefit to the Company.
Derivative and Warrant Fair Value Adjustment
Derivative and warrant fair value adjustment increased by $4 million, or 50% for the year ended December 31, 2021 compared to the year ended December 31, 2020. The adjustments recorded in the years ended December 31, 2020 and December 31, 2021 were primarily attributable to a gains of $34 million and $12 million, respectively, due to a decrease in the fair value of the Sponsor Warrants between the time of the Business Combination and the completion of their redemption in July 2021. The gains recorded for the year ended December 31, 2020 were offset by a $23 million increase in the fair value of a derivative liability in extinguishment of the Company's 2019 Convertible Notes.

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
Interest Expense
Interest expense increased by $75 million, or 110%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily attributable to increases in the average outstanding balances of our asset-backed senior debt facilities and mezzanine term debt facilities, which is consistent with our increase in inventory over the same periods. The increase in interest expense from our asset-backed credit facilities was partially offset by a $8 million decrease in interest expense and amortization of debt issuance costs related to the 2019 Convertible Notes, which were converted into equity in September 2020.
Other Income — Net
Other income – net increased by $34 million, or 850%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase was primarily related to the $35 million fair value adjustment on marketable equity securities recorded in 2021 when a company in which we invested went public.
Income Tax Expense
Income tax expense increased by a nominal amount for the year ended December 31, 2021 compared to the year ended December 31, 2020.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities. As of December 31, 2022, we had cash and cash equivalents of $1.1 billion, restricted cash of $654 million, and marketable securities of $144 million. The decline in our cash, cash equivalents and marketable securities balance of $934 million as compared to December 31, 2021 resulted from a combination of operating losses and borrowing less from our asset-backed senior revolving credit facilities relative to our real estate inventory as part of deleveraging of our inventory. The decrease in our restricted cash balance of $193 million as compared to December 31, 2021 was a result of lower balances of resale proceeds being held in restricted cash accounts and the repayment of asset-backed debt.
The Company had total outstanding balances on our asset-backed debt of $4.4 billion and aggregate principal outstanding from the 2026 Notes of $978 million. In addition, we had undrawn borrowing capacity of $7.5 billion under our non-recourse asset-backed debt facilities (as described further below), of which $2.3 billion was committed.
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
As market conditions warrant, we may, from time to time, repurchase our outstanding debt securities in the open market, in privately negotiated transactions, by tender offer, by exchange transaction or otherwise. Such repurchases, if any, will depend

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
on prevailing market conditions, our liquidity and other factors and may be commenced or suspended at any time. The amounts involved and total consideration paid may be material.
We have incurred losses from inception through December 31, 2022 and expect to incur additional losses in the future. Our ability to service our debt, fund working capital, business operations and capital expenditures will depend on our ability to generate cash from operating activities, which is subject to our future operating success, and obtain inventory acquisition financing on reasonable terms, which is subject to factors beyond our control, including general economic, political and financial market conditions.
Our working capital requirements may increase should our inventory balance increase. We believe our cash, cash equivalents, and marketable securities together with cash we expect to generate from future operations and borrowings, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least twelve months from the date of this Annual Report on Form 10-K.
Debt and Financing Arrangements
Our financing activities include: short-term borrowings under our asset-backed senior revolving credit facilities and, prior to the discontinuation of our mortgage origination business, our mortgage repurchase financing; the issuance of long-term asset-backed senior term debt, asset-backed mezzanine term debt, and convertible debt; and new issuances of equity. Historically, we have required access to external financing resources in order to fund growth, expansion into new markets and strategic initiatives and we expect this to continue in the future. Our access to capital markets can be impacted by factors outside our control, including economic conditions.
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
Our asset-backed facilities are each collateralized by a specified pool of assets, consisting of real estate inventory, restricted cash and equity interests in certain consolidated subsidiaries of Opendoor that directly or indirectly own our real estate inventory. The terms of our inventory financing facilities require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). As of December 31, 2022, the Company was in compliance with all financial covenants.
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
Our asset-backed senior debt facilities generally provide for advance rates of 80% to 90% against our cost basis in the underlying properties upon acquisition. Our mezzanine term facilities may finance up to 95% to 100% of our cost basis in the underlying properties upon acquisition. The maximum initial advance rates vary by facility and generally decrease on a fixed timeline that varies by facility based on the length of time a given property has been financed and other facility-specific adjustments, including adjustments based on collateral performance.
At times, we may be required to keep amounts in restricted cash accounts to collateralize our asset-backed term debt facilities if the property borrowing base is insufficient to satisfy the borrowing base requirements. These amounts may fluctuate due to seasonality, timing of property acquisitions and resales, and the outstanding loan balances under our asset-backed term debt facilities.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
The following table summarizes certain details related to our non-recourse asset-backed debt and other secured borrowings as of December 31, 2022 (in millions, except interest rates):

		Outstanding Amount
December 31, 2022	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$472	$—	4.86%	June 7, 2024	June 7, 2024
Revolving Facility 2018-3	1,000	194	—	3.98%	October 20, 2025	October 20, 2025
Revolving Facility 2019-1	900	55	—	4.41%	June 30, 2023	June 30, 2023
Revolving Facility 2019-2	1,850	167	—	3.92%	July 8, 2023	July 8, 2024
Revolving Facility 2019-3	925	—	—	3.86%	April 5, 2024	April 4, 2025
Revolving Facility 2022-1	525	289	—	8.15%	December 31, 2022	October 31, 2023
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	400	—	400	3.48%	April 1, 2024	April 1, 2025
Term Debt Facility 2021-S2	600	—	500	3.20%	September 10, 2024	September 10, 2025
Term Debt Facility 2021-S3	1,000	—	750	3.75%	January 31, 2027	July 31, 2027
Term Debt Facility 2022-S1	250	—	250	4.07%	March 1, 2025	September 1, 2025
Term Debt Facility 2022-S2	500	200	—	8.48%	January 31, 2023	December 31, 2023
Total	$8,950	$1,377	$1,900
Issuance Costs		(1)	(17)
Carrying Value		$1,376	$1,883

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	$2,500	$—	$1,000	10.00%	April 1, 2025	April 1, 2026
Term Debt Facility 2022-M1	$500	$—	$150	10.00%	September 15, 2025	September 15, 2026
Total	$3,000	$—	$1,150
Issuance Costs			(13)
Carrying Value			$1,137

Total Non-Recourse Asset-backed Debt	$11,950	$1,376	$3,020
Asset-backed Senior Revolving Credit Facilities
We classify the senior revolving credit facilities as current liabilities on our consolidated balance sheets. In some cases, the borrowing capacity amounts under the asset-backed senior revolving credit facilities as reflected in the table are not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. As of December 31, 2022, we had committed borrowing capacity with respect to asset-backed senior revolving credit facilities of $3.2 billion.
The revolving period end dates and final maturity dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. Certain of our asset-backed senior revolving credit facilities also have additional extension options that are subject to lender approval that are not reflected in the table above.
Asset-backed Senior Term Debt Facilities
We classify our senior term debt facilities as non-current liabilities in our consolidated balance sheets. The carrying value of the non-current liabilities is reduced by issuance costs of $17 million. In some cases, the borrowing capacity amounts under the asset-backed senior term debt facilities as reflected in the table are not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. As of December 31, 2022, we had committed borrowing capacity with respect to asset-backed senior term debt facilities of $2.1 billion.

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
Asset-backed Mezzanine Term Debt Facilities
In addition to the asset-backed senior revolving credit facilities and asset-backed senior term debt facilities, we have issued asset-backed mezzanine term debt facilities which are subordinated to the related senior facilities. The borrowing capacity amounts under the asset-backed mezzanine term debt facilities as reflected in the table are not fully committed and any borrowing above the committed amounts are subject to the applicable lender's discretion. As of December 31, 2022, we had committed borrowing capacity with respect to asset-backed mezzanine term debt facilities of $1.2 billion.
Mortgage Financing
We primarily used debt financing to fund our mortgage loan originations. In 2019, we entered into a master repurchase agreement(the “Repurchase Agreement”) to finance substantially all of the mortgage loans that we originated. Once our mortgage business sold a loan in the secondary mortgage market, we used the sale proceeds to reduce the outstanding balance under the repurchase facility. The Repurchase Agreement was terminated in October 2022.
Convertible Senior Notes
In August 2021, we issued the 2026 Notes with an aggregate principal amount of $978 million. The table below summarizes certain details related to our 2026 Notes (in millions):

December 31, 2022	Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2026 Notes	$978	$(19)	$959
See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 7. Credit Facilities and Long-Term Debt” for additional information regarding our debt and financing arrangements.
Special Purpose Entities
The Company established certain special purpose entities (“SPEs”) for the purpose of financing the Company’s purchase and renovation of real estate inventory through the issuance of asset-backed debt. The Company is the primary beneficiary of the various variable interest entities (“VIE”) within these financing structures and consolidates these VIEs. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 6. Variable Interest Entities” for additional information regarding our VIEs.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as well as the assets, liabilities and equity related to Opendoor Technologies Inc (Parent Company Only) (“Parent Company”) and subsidiaries that are not VIEs, as of December 31, 2022 (in millions):

		VIE	Non-VIE	Total
CURRENT ASSETS:
Cash and cash equivalents		$—	$1,137	$1,137
Restricted cash		636	18	654
Marketable securities		—	144	144
Real estate inventory		4,858	61	4,919
Inventory valuation adjustment		(450)	(9)	(459)
Real estate inventory, net		4,408	52	4,460
Other current assets	(1)	38	33	71
Total current assets		5,082	1,384	6,466
OTHER ASSETS	(2)	—	142	142
TOTAL ASSETS		$5,082	$1,526	$6,608

CURRENT LIABILITIES:
Current senior revolver asset-backed debt		1,177	—	1,177
Current senior term asset-backed debt		199	—	199
Other current liabilities	(3)	72	57	129
Total current liabilities		1,448	57	1,505
Long term mezzanine asset backed debt		1,137	—	1,137
Long term senior term asset backed debt		1,883	—	1,883
CONVERTIBLE SENIOR NOTES		—	959	959
LEASE LIABILITIES – Net of current portion		—	38	38
TOTAL LIABILITIES		$4,468	$1,054	$5,522

SHAREHOLDERS’ EQUITY:		$614	$472	$1,086
________________
(1)The Company’s consolidated other current assets include the following assets as shown in the Consolidated Balance Sheets: Escrow Receivable, $30 million; Other Current Assets $41 million.
(2)The Company’s consolidated Other Assets include the following assets as shown in the Consolidated Balance Sheets: Property and Equipment - Net, $58 million; Right of Use Assets, $41 million; Goodwill, $4 million; Intangibles - Net, $12 million; and Other Assets, $27 million.
(3)The Company’s Other Current Liabilities include the following liabilities as shown in the Consolidated Balance Sheets: Accounts Payable and Other Accrued Liabilities, $110 million; Interest Payable, $12 million; and Lease Liabilities - Current, $7 million.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
(in millions)	2022	2021	2020
Net cash provided by (used in) operating activities	$730	$(5,794)	$682
Net cash provided by (used in) investing activities	$234	$(476)	$(22)
Net cash (used in) provided by financing activities	$(1,751)	$7,342	$161
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(787)	$1,072	$821
Net Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities was $730 million, $(5.8) billion and $682 million for the years ended December 31, 2022, 2021 and 2020, respectively. For the year ended December 31, 2022, cash provided by operating activities was primarily driven by a $896 million decrease in real estate inventory. For the year ended December 31, 2021, cash used in operating activities was primarily driven by a $5.7 billion increase in real estate inventory and an $83 million increase in escrow receivables correlated to the increase in revenue during the year. For the year ended December 31, 2020, cash provided by operating activities was primarily driven by an $834 million reduction in real estate inventory offset by our net loss net of non-cash items of $149 million.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by (used in) investing activities was $234 million, $(476) million and $(22) million for the years ended December 31, 2022, 2021 and 2020, respectively. For the year ended December 31, 2022, cash provided by investing activities primarily consisted of a $300 million net decrease in marketable securities, partially offset by a $37 million increase in property and equipment, and $19 million for strategic investments in certain privately held companies. For the year ended December 31, 2021, cash used in investing activities primarily consisted of $394 million in investments in marketable securities, $33 million for the acquisitions of Pro.com and RedDoor, net of cash acquired, the $15 million purchase of strategic investments in certain privately held companies, and $33 million in capital expenditures, including internally developed software. For the year ended December 31, 2020, cash used in investing activities primarily consisted of capital expenditures.
Net Cash (Used in) Provided by Financing Activities
Net cash (used in) provided by financing activities was $(1.8) billion, $7.3 billion and $161 million for the years ended December 31, 2022, 2021 and 2020, respectively. For the year ended December 31, 2022, cash used in financing activities was primarily attributable to $1.7 billion net principal payments on non-recourse asset-backed debt. For the year ended December 31, 2021, cash provided by financing activities was primarily attributable to $5.7 billion net proceeds from non-recourse asset-backed debt and $886 million in proceeds from the February 2021 Offering, net of $29 million of issuance costs. In addition, we received $978 million in proceeds from the issuance of the 2026 Notes, net of $25 million of issuance costs and offset by $119 million purchase of the Capped Calls related to the 2026 Notes. For the year ended December 31, 2020, cash provided by financing activities was primarily attributable to proceeds from the Business Combination and PIPE Investment in the amount of $1.0 billion, partially offset by the repayment of $816 million of our asset-backed debt and other secured borrowings.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
Contractual Obligations and Commitments
Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. Below is a table that shows our contractual obligations as of December 31, 2022:

	Payment Due by Year
(in millions)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Senior revolving credit facilities(1)	$1,199	$1,199	$—	$—	$—
Senior and mezzanine term debt facilities(2)	3,878	400	1,498	1,980	—
Convertible senior notes(3)	988	2	5	981	—
Operating leases(4)	62	11	17	14	20
Purchase commitments(5)	331	331	—	—	—
Total	$6,458	$1,943	$1,520	$2,975	$20
________________
(1)Represents the principal amounts outstanding as of December 31, 2022. Includes estimated interest payments, calculated using the variable rate in existence at period end over an assumed holding period of 90 days. Borrowings under the senior revolving credit facilities are payable as the related inventory is sold. The payment is expected to be within one year of December 31, 2022.
(2)Represents the principal amounts outstanding as of December 31, 2022 and estimated interest payments assuming the principal balances remain outstanding until maturity. The final maturity dates of the senior and mezzanine term debt facilities vary, as discussed above.
(3)Represents the principal amounts outstanding as of December 31, 2022 and interest payments assuming the principal balances remain outstanding until maturity.
(4)Represents future payments for long-term operating leases that have commenced as of December 31, 2022.
(5)As of December 31, 2022, we were under contract to purchase 1,011 homes for an aggregate purchase price of $331 million.
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
Real Estate Inventory
Real estate inventory carrying value is equal to the lower of cost or net realizable value and each home constitutes the unit of account. Real estate inventory cost includes but is not limited to the property purchase price, acquisition costs and direct costs to renovate or repair the home, less inventory valuation adjustments, if any. The property purchase price is net of our service fee and represents the cash proceeds paid to the home seller. Real estate inventory is reviewed for valuation adjustments on a quarterly basis. If the carrying amount for a given home is not expected to be recovered, an inventory valuation adjustment is recorded to cost of revenue and the home’s carrying value is adjusted to its net realizable value. Inventory valuation

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
adjustments are not offset by any expected gains and are not reversed or adjusted should the expected net realizable value subsequently increase. For homes under resale contract, the net realizable value is the contract price less expected selling costs and any expected concessions. For all other homes, the net realizable value is our internal projection price less expected selling costs. Changes in our pricing assumptions may lead to a change in the outcome of our inventory valuation adjustment, and actual results may also differ from our assumptions.
Stock-Based Compensation
Our stock-based awards include stock options, restricted stock units (“RSUs”), shares of restricted stock (“Restricted Shares”), and shares granted under our Employee Stock Purchase Plan (“ESPP”).
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

OPENDOOR TECHNOLOGIES INC.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily consist of fluctuations in interest rates and exposure to inflationary pressures.
Interest Rate Risk
We are subject to market risk by way of changes in interest rates on borrowings under our inventory financing facilities. The Company had total outstanding balances on our asset-backed debt and other secured borrowings of $4.4 billion, 69% of which was fixed rate with an average duration of 3.3 years and the remaining 31% was based on a floating rate. Total interest expense for the year ended December 31, 2022 was $329 million, of which $134 million was fixed and $195 million was floating. As of December 31, 2022 and December 31, 2021, we had outstanding borrowings of $1.4 billion and $4.2 billion, respectively, which bear interest at floating benchmark reference rates (“Benchmark Rates”), based on a London Interbank Offered Rate (“LIBOR”) or the secured overnight financing rate (“SOFR”), plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. We may use interest rate cap derivatives, interest rate swaps, or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. Many of our floating rate debt facilities also have Benchmark Rate floors. Assuming no change in the outstanding borrowings on our credit facilities, we estimate that a one percentage point increase in the applicable Benchmark Rates would increase our annual interest expense by approximately $14 million and $37 million for the years ended December 31, 2022 and 2021, respectively.
Inflation Risk
We believe the inflation experienced in the last year has impacted the cost of goods and services that we consume, such as labor and materials costs for home repairs. We endeavor to offset these impacts in our business through appropriately considering them in our pricing and operational models. However, if our costs were to become subject to significant incremental inflationary pressure, we may not be able to fully offset such higher costs by adjusting our operational model or our pricing methodology. Our inability to do so could harm our business, results of operations, and financial condition.

OPENDOOR TECHNOLOGIES INC.
Item 8. Financial Statements and Supplementary Data.

SCHEDULE I

Page
Condensed Financial Information of Opendoor Technologies Inc. (Parent Company Only)	112

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Opendoor Technologies Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Opendoor Technologies Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes and Schedule I listed in the Index at Item 8 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Real Estate Inventory, Net – Refer to Notes 1 and 3 to the financial statements
Critical Audit Matter Description
At December 31, 2022, the Company’s real estate inventory, net balance was $4.46 billion. Real estate inventory, net includes a valuation adjustment to record real estate inventory at the lower of cost or net realizable value. The Company applies the specific identification method whereby each home constitutes a unit of account. If the carrying amount or basis of inventory is not expected to be recovered, an inventory valuation adjustment is recorded to cost of revenue and the related assets are adjusted to their net realizable value. For homes under sales contract, the net realizable value is the contract price less expected selling costs and concessions. For homes that are not under sales contract, net realizable value is management’s internally developed projected sales price less expected selling costs and concessions. The determination of net realizable value for homes not under sales contract requires management to make significant estimates related to projected sale prices. Changes in these estimates could have a significant impact on the net realizable value and a significant change in net realizable value could cause a significant valuation adjustment.

We identified real estate inventory valuation adjustment for homes that are not under sales contract to be a critical audit matter due to the subjectivity of management’s judgement in forecasting the net realizable value of the real estate inventory, specifically with respect to the internally developed projected sales price. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecast of projected sales price.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the internally developed projected sales price input used for real estate inventory valuation adjustments for homes that are not under sales contract included the following, among others:
•We evaluated whether the estimates of the real estate inventory adjustments for homes that are not under sales contract were consistent with evidence obtained in other areas of the audit, including internal communications to management and the Board of Directors.
•We developed an expectation of the real estate inventory valuation adjustment for homes that are not under sales contract and compared it to the recorded balance.
•We evaluated management’s ability to accurately forecast future projected sales price by comparing actual sales prices to management’s historical projected sales prices.
•With the assistance of our fair value specialists we:
◦Evaluated the appropriateness of the methodology utilized by management to estimate the projected sales price.
◦Developed a range of independent projected sales price estimates for a sample of individual homes using observable market data of actual sale transactions for comparable homes and compared those to management’s projected sales price.

/s/ Deloitte & Touche LLP
San Francisco, California
February 23, 2023
We have served as the Company’s auditor since 2015.

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

		December 31,
		2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$1,137	$1,731
Restricted cash		654	847
Marketable securities		144	484
Escrow receivable		30	84
Mortgage loans held for sale pledged under agreements to repurchase		—	7
Real estate inventory, net		4,460	6,096
Other current assets ($1 and $4 carried at fair value)		41	91
Total current assets		6,466	9,340
PROPERTY AND EQUIPMENT – Net		58	45
RIGHT OF USE ASSETS		41	42
GOODWILL		4	60
INTANGIBLES – Net		12	12
OTHER ASSETS		27	7
TOTAL ASSETS	(1)	$6,608	$9,506
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities		$110	$137
Non-recourse asset-backed debt - current portion		1,376	4,240
Other secured borrowings		—	7
Interest payable		12	12
Lease liabilities – current portion		7	4
Total current liabilities		1,505	4,400
NON-RECOURSE ASSET-BACKED DEBT – Net of current portion		3,020	1,862
CONVERTIBLE SENIOR NOTES		959	954
LEASE LIABILITIES – Net of current portion		38	42
Total liabilities	(2)	5,522	7,258
COMMITMENTS AND CONTINGENCIES (See Note 19)
SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 3,000,000,000 shares authorized; 637,387,025 and 616,026,565 shares issued, respectively; 637,387,025 and 616,026,565 shares outstanding, respectively		—	—
Additional paid-in capital		4,148	3,955
Accumulated deficit		(3,058)	(1,705)
Accumulated other comprehensive loss		(4)	(2)
Total shareholders’ equity		1,086	2,248
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$6,608	$9,506
________________
(1)The Company’s consolidated assets at December 31, 2022 and 2021 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Cash and cash equivalents, $— and $9; Restricted cash, $636 and $838; Real estate inventory, net, $4,408 and $6,046; Escrow receivable, $29 and $78; Other current assets, $9 and $35; and Total assets of $5,082 and $7,006, respectively.
(2)The Company’s consolidated liabilities at December 31, 2022 and 2021 include the following liabilities for which the VIE creditors do not have recourse to Opendoor: Accounts payable and other accrued liabilities, $61 and $59; Interest payable, $11 and $11; Current portion of non-recourse asset-backed debt, $1,376 and $4,240; Non-recourse asset-backed debt, net of current portion, $3,020 and $1,862; and Total liabilities, $4,468 and $6,172, respectively.
See accompanying notes to consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are presented in thousands, and per share amounts)

	Year Ended December 31,
	2022	2021	2020
REVENUE	$15,567	$8,021	$2,583
COST OF REVENUE	14,900	7,291	2,363
GROSS PROFIT	667	730	220
OPERATING EXPENSES:
Sales, marketing and operations	1,006	544	189
General and administrative	346	620	132
Technology and development	169	134	56
Goodwill impairment	60	—	—
Restructuring	17	—	29
Total operating expenses	1,598	1,298	406
LOSS FROM OPERATIONS	(931)	(568)	(186)
DERIVATIVE AND WARRANT FAIR VALUE ADJUSTMENT	—	12	8
LOSS ON EXTINGUISHMENT OF DEBT	(25)	—	(11)
INTEREST EXPENSE	(385)	(143)	(68)
OTHER (LOSS) INCOME – Net	(10)	38	4
LOSS BEFORE INCOME TAXES	(1,351)	(661)	(253)
INCOME TAX EXPENSE	(2)	(1)	—
NET LOSS	$(1,353)	$(662)	$(253)
Net loss per share attributable to common shareholders:
Basic	$(2.16)	$(1.12)	$(2.31)
Diluted	$(2.16)	$(1.12)	$(2.31)
Weighted-average shares outstanding:
Basic	627,105	592,574	109,301
Diluted	627,105	592,574	109,301
See accompanying notes to consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Year Ended December 31,
	2022	2021	2020
NET LOSS	$(1,353)	$(662)	$(253)
OTHER COMPREHENSIVE LOSS:
Unrealized loss on marketable securities	(2)	(2)	—
COMPREHENSIVE LOSS	$(1,355)	$(664)	$(253)
See accompanying notes to consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY
EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
(In millions, except number of shares)

	Temporary Equity										Shareholders’ Equity (Deficit)
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Series C Convertible Preferred Stock		Series D Convertible Preferred Stock		Series E Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE-December 31, 2019	40,089,513	$10	23,840,816	$20	29,070,700	$81	63,470,884	$258	157,952,523	$1,013	83,748,443	$—	$57	$(790)	$—	$(733)
Issuance of Series D preferred stock	—	—	—	—	—	—	485,262	2	—	—	—	—	3	—	—	3
Issuance of Series E preferred stock	—	—	—	—	—	—	—	—	364,070	2	—	—	1	—	—	1
Issuance of issuer stock rights in extinguishment of the 2019 Convertible Notes	—	—	—	—	—	—	—	—	—	—	—	—	213	—	—	213
Issuance of common stock in exchange for issuer stock rights	—	—	—	—	—	—	—	—	—	—	21,460,401	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—	—	—	—	—	1,389,585	—	1	—	—	1
Vesting of restricted shares	—	—	—	—	—	—	—	—	—	—	1,461,844	—	—	—	—	—
Exercise of stock options	—	—	—	—	—	—	—	—	—	—	5,638,019	—	8	—	—	8
Conversion of preferred stock to common stock	(40,089,513)	(10)	(23,840,816)	(20)	(29,070,700)	(81)	(63,956,146)	(260)	(158,316,593)	(1,015)	315,273,768	—	1,386	—	—	1,386
Issuance of common stock in connection with Business Combination and PIPE offering	—	—	—	—	—	—	—	—	—	—	111,742,632	—	889	—	—	889
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	—	—	38	—	—	38
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(253)	—	(253)
BALANCE–December 31, 2020	—	$—	—	$—	—	$—	—	$—	—	$—	540,714,692	$—	$2,596	$(1,043)	$—	$1,553

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY
EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
(In millions, except number of shares)

	Shareholders’ Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
	Shares	Amount
BALANCE–December 31, 2020	540,714,692	$—	$2,596	$(1,043)	$—	$1,553
Issuance of common stock in connection with the February 2021 Offering	32,817,421	—	857	—	—	857
Vesting of restricted shares	1,370,447	—	—	—	—	—
Vesting of restricted stock units	24,004,565	—	—	—	—	—
Common stock issued upon exercise of warrants	8,200,151	—	58	—	—	58
Exercise of stock options	8,919,289	—	15	—	—	15
Purchases of Capped Calls related to the 2026 Notes	—	—	(119)	—	—	(119)
Stock-based compensation	—	—	548	—	—	548
Other comprehensive income	—	—	—	—	(2)	(2)
Net loss	—	—	—	(662)	—	(662)
BALANCE–December 31, 2021	616,026,565	$—	$3,955	$(1,705)	$(2)	$2,248
Vesting of restricted shares	628,193	—	—	—	—	—
Vesting of restricted stock units	17,279,891	—	—	—	—	—
Exercise of stock options	2,958,586	—	4	—	—	4
Employee stock purchase plan	493,790	—	2	—	—	2
Stock-based compensation	—	—	187	—	—	187
Other comprehensive loss	—	—	—	—	(2)	(2)
Net loss	—	—	—	(1,353)	—	(1,353)
BALANCE–December 31, 2022	637,387,025	$—	$4,148	$(3,058)	$(4)	$1,086
See accompanying notes to consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,353)	$(662)	$(253)
Adjustments to reconcile net loss to cash, cash equivalents, and restricted cash provided by (used in) operating activities:
Depreciation and amortization	83	47	39
Amortization of right of use asset	7	8	24
Stock-based compensation	171	536	38
Warrant fair value adjustment	—	(12)	(31)
Gain on settlement of lease liabilities	—	(5)	—
Inventory valuation adjustment	737	56	8
Changes in fair value of derivative instruments	—	—	23
Goodwill impairment	60	—	—
Changes in fair value of equity securities	35	(35)	—
Payment-in-kind interest	—	—	4
Net fair value adjustments and loss on sale of mortgage loans held for sale	(1)	(4)	(3)
Origination of mortgage loans held for sale	(118)	(196)	(128)
Proceeds from sale and principal collections of mortgage loans held for sale	128	197	126
Loss on early extinguishment of debt	25	—	—
Changes in operating assets and liabilities:
Escrow receivable	54	(83)	12
Real estate inventory	896	(5,656)	834
Other assets	37	(52)	3
Accounts payable and other accrued liabilities	(25)	76	(4)
Interest payable	2	4	(3)
Lease liabilities	(8)	(13)	(7)
Net cash provided by (used in) operating activities	730	(5,794)	682
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(37)	(33)	(17)
Purchase of intangible assets	—	(1)	—
Purchase of marketable securities	(28)	(486)	(175)
Proceeds from sales, maturities, redemptions and paydowns of marketable securities	328	92	170
Purchase of non-marketable equity securities	(25)	(15)	—
Proceeds from sale of non-marketable equity securities	3	—	—
Capital returns from non-marketable equity securities	3	—	—
Acquisitions, net of cash acquired	(10)	(33)	—
Net cash provided by (used in) investing activities	234	(476)	(22)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of Series E preferred stock	—	—	2
Proceeds from issuance of convertible senior notes, net of issuance costs	—	953	—
Purchase of capped calls related to the convertible senior notes	—	(119)	—
Proceeds from exercise of stock options	4	15	8
Proceeds from issuance of common stock for ESPP	2	—	—
Proceeds from warrant exercise	—	22	—
Proceeds from Business Combination and PIPE offering	—	—	1,014
Proceeds from the February 2021 Offering	—	886	—
Issuance cost of common stock	—	(29)	(43)
Proceeds from non-recourse asset-backed debt	10,108	11,499	1,309
Principal payments on non-recourse asset-backed debt	(11,822)	(5,838)	(2,130)
Proceeds from other secured borrowings	114	192	125
Principal payments on other secured borrowings	(121)	(192)	(121)
Payment of loan origination fees and debt issuance costs	(26)	(47)	(3)
Payment for early extinguishment of debt	(10)	—	—
Net cash (used in) provided by financing activities	(1,751)	7,342	161
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(787)	1,072	821

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – Beginning of year	2,578	1,506	685
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of year	$1,791	$2,578	$1,506
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid during the period for interest	$355	$122	$57
DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Stock-based compensation expense capitalized for internally developed software	$16	$12	$—
Conversion of preferred stock to common stock	$—	$—	$1,386
Issuance of issuer stock rights in extinguishment of the 2019 Convertible Notes	$—	$—	$213
Recognition of warrant liability	$—	$—	$81
Issuance of common stock in extinguishment of warrant liabilities	$—	$(35)	$—
RECONCILIATION TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$1,137	$1,731	$1,413
Restricted cash	654	847	93
Cash, cash equivalents, and restricted cash	$1,791	$2,578	$1,506
See accompanying notes to consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)

1.DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES
Description of Business
Opendoor Technologies Inc. (the “Company” and “Opendoor”) including its consolidated subsidiaries and certain variable interest entities (“VIEs”), is a managed marketplace for residential real estate. By leveraging our centralized platform, Opendoor is working towards a future that enables sellers and buyers of residential real estate to experience a simple and certain transaction that is dramatically improved from the traditional process. The Company was incorporated in Delaware on December 30, 2013.
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
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared pursuant to generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements as of December 31, 2022 and 2021 and for the years ended December 31, 2022, 2021 and 2020 include the accounts of Opendoor, its wholly owned subsidiaries and VIEs where the Company is the primary beneficiary. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements herein. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.
Reclassification of Prior Period Amounts
In November 2022, the Company announced a Restructuring Plan (See “Note 20 — Restructuring” for further information). In order to more clearly present charges resulting from the Restructuring, the Company elected to present all Restructuring expenses as a separate line item on the consolidated statements of operations.
In 2020, the Company presented $29 million in restructuring charges within several lines on the consolidated statement of operations: $21 million in General and administrative, $6 million in Sales, marketing and operations, and $2 million in Technology and development. These amounts have been reclassified, in conformity with the current period’s presentation, to the Restructuring line item on the consolidated statements of operations. These reclassifications had no effect on the reported results of operations.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that have a material impact on the amounts reported in the financial statements and accompanying notes. Significant estimates, assumptions and judgments made by management include, among others, the determination of the fair value of common stock, share-based awards, warrants, and inventory valuation adjustment. Management believes that the estimates and judgments upon which management relies are reasonable based upon information available to management at the time that these estimates and judgments are made. To the extent there are material differences between these estimates, assumptions and judgments and actual results, the carrying values of the Company’s assets and liabilities and the results of operations will be affected. The health of the residential housing market and interest rate environment have introduced additional uncertainty with respect to judgments, estimates, and assumptions, which may materially impact the estimates previously listed, among others.

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
Segment Reporting
For the years ended December 31, 2022, 2021, and 2020, the Company was managed as a single operating segment on a consolidated basis. Furthermore, the Company determined that the Chief Executive Officer is the Chief Operating Decision Maker as the CEO is responsible for making decisions regarding the allocation of resources and assessing performance, as well as for strategic operational decisions and managing the organization at a consolidated level.
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
Investments

Marketable Securities
Marketable equity securities are publicly traded and have readily determinable fair values with changes in fair value recorded in Other (loss) income-net. The Company’s investments in marketable securities consist of debt securities classified as available-for-sale as well as marketable equity securities. The Company’s available-for-sale debt securities are measured at fair

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
value with unrealized gains and losses included in Accumulated other comprehensive loss in shareholders’ equity and realized gains and losses included in Other (loss) income-net.
Non-Marketable Equity Securities and Equity Method Investments
Non-marketable equity securities and equity method investments are investments in privately held companies that do not have readily determinable fair values. These securities are accounted for under one of the following accounting methods:
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
Realized and unrealized gains and losses or the Company's share of the investee's earnings or losses on non-marketable equity securities, including impairment losses, are recognized in Other (loss) income-net. Any dividends on equity method investments are recognized as a reduction of the investment's carrying value. Non-marketable equity securities and equity method investments are reported in Other assets.
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
Real Estate Inventory
Real estate inventory is carried at the lower of cost or net realizable value and the Company applies the specific identification method whereby each property constitutes the unit of account. Real estate inventory cost includes but is not limited to the property purchase price, acquisition costs and direct costs to renovate or repair the home, less inventory valuation adjustments, if any. Work-in-progress inventory includes homes undergoing repairs and finished goods inventory includes homes that are listed for sale, including homes ready for listing, and homes under contract for sale. Real estate inventory is reviewed for valuation adjustments at least quarterly. If the carrying amount or cost basis is not expected to be recovered, an inventory valuation adjustment is recorded to Cost of revenue and the related assets are adjusted to their net realizable value.
Mortgage Loans Held for Sale Pledged under Agreements to Repurchase
Mortgage loans held for sale pledged under agreements to repurchase (“MLHFS”) include residential mortgages originated for sale in the secondary markets on a best-effort basis. The Company has elected the fair value option for all MLHFS (see “Note 8 — Fair Value Disclosures”). This option allows for the Company to better offset changes in the fair value of MLHFS with derivatives used to economically hedge them when the Company moves away from selling on a best-effort basis, without applying hedge accounting. MLHFS are recorded at fair value based on sales commitments. MLHFS are transferred from the Company to the counterparty pursuant to a master repurchase agreement, which is treated as a secured borrowing; this treatment requires that the assets transferred remain on the Company’s balance sheet and measured as if the transfer did not take place.
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
Derivative Instruments
The Company’s derivative instruments were comprised of interest rate caps, interest rate lock commitments (“IRLCs”), and embedded conversion options related to the convertible notes issued in 2019 (the “2019 Convertible Notes”). The Company’s derivative instruments were freestanding in nature and some were utilized as economic hedges. These derivative instruments were recorded at fair value with changes recognized as a gain or loss to operations. Beginning in 2021, the Company changed the fair value classification of IRLCs from Level 2 to Level 3 as the Company began to adjust for the estimated pull-through rate, a Company specific input that is unobservable to market participants. See “Note 5 — Derivative Instruments” and “Note 8—Fair Value Disclosures” for further discussion.
Escrow Receivable
Escrow receivable consists of proceeds from home resale held in escrow prior to such proceeds being remitted to us. The Company reviews the need for an allowance for credit losses quarterly based on historical collections experience, among other factors. As of December 31, 2022 and 2021, the Company did not record an allowance for credit losses and for the years ended December 31, 2022, 2021 and 2020, the Company did not have any material write-offs.
No customers accounted for 10% or more of the Company’s Escrow Receivable as of December 31, 2022 or 2021, respectively.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment and definite-lived intangible assets, among other long-lived assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. The impairment loss recognized for the years ended December 31, 2022, 2021, and 2020 is related to abandonment of property and equipment, impairment and abandonment of certain internally developed software projects, and sublease of certain right of use assets. The impairment loss recognized during the periods presented is as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
General and administrative	$—	$1	$1
Technology and development	3	3	1
Total impairment loss	$3	$4	$2
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
No customers generated 10% or more of the Company’s total revenue in the years ended December 31, 2022, 2021 or 2020.
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
Advertising costs are expensed as incurred. For the years ended December 31, 2022, 2021, and 2020, expenses attributable to advertising totaled $200 million, $123 million, and $33 million, respectively.
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
Stock-Based Compensation
Stock-based compensation awards consist of stock options, restricted stock units (“RSUs”), and shares of restricted stock (“Restricted Shares”), and shares issued pursuant the 2020 Employee Stock Purchase Plan (“ESPP”).
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
RSUs
Prior to its listing, the Company granted RSUs with a performance condition, based on a liquidity event, as defined by the share agreement, as well as a service condition to vest, which was generally four years. The Company determined the fair value of RSUs based on the valuation of the Company’s common stock as of the grant date. No compensation expense was recognized for performance-based awards until the liquidity event occurred in February 2021. Subsequent to the occurrence of the liquidity event, compensation expense was recognized on an accelerated attribution basis over the requisite service period of the awards. After the Company became listed, the RSUs granted are generally only subject to a service condition to vest and typically vest over two to four years. Compensation expense is recognized on a straight-line basis subject to a floor of the vested number of shares for each award.
Market Condition RSUs
The Company has granted RSUs with a performance condition, based on a liquidity event, as defined by the share agreement, as well as a market condition to vest. Subject to the employee’s continued services to the Company, the market-based conditions are satisfied upon the Company's achievement of certain share price milestones calculated based on 60-day volume weighted average.
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
In March 2020, the FASB issued ASU 2020-04 which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference the London Inter-Bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. This guidance is optional for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on financial reporting. The Company adopted this ASU as of January 1, 2021 and has elected to take advantage of this optional guidance in its transition away from LIBOR with certain debt contracts. In December 2022, the FASB issued ASU 2022-06, which extends the period of time preparers can utilize the reference rate reform relief guidance. The objective of the guidance in Topic 848 is

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
to provide relief during the temporary transition period, so the Board included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. The standard defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. As of December 31, 2022, the Company did not have any credit facilities that utilized LIBOR, and as such, the adoption of this ASU did not have a material impact to the Company’s consolidated financial statements.

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
In connection with the Business Combination, the Company incurred approximately $44 million of equity issuance costs, consisting of underwriting, legal, and other professional fees, which are recorded to additional paid-in capital as a reduction of proceeds
Acquisitions
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
On November 3, 2021, the Company acquired the assets of RedDoor HQ Inc. (“RedDoor”) as part of a business combination in exchange for $15 million in cash consideration, of which $2 million was paid out one year following the date of closing. The Company acquired the processes, systems and talent of RedDoor, which previously operated an online mortgage brokerage platform. Acquired intangible assets consisted of developed technology valued at $3 million and were amortized over one year. Goodwill attributed to the RedDoor acquisition was $13 million.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
On November 4, 2022, the Company acquired TaxProper Inc. as part of a business combination in exchange for $10 million in cash consideration, of which $3 million is to be paid out one year following the date of closing. The Company acquired the processes, systems and talent of TaxProper, which previously provided tax forecasting, payments, and appeals services. Acquired intangible assets consist of developed technology valued at $7 million and are being amortized over two years. Goodwill attributed to the TaxProper acquisition was $2 million.
3.REAL ESTATE INVENTORY
The following table presents the components of inventory, net of applicable inventory valuation adjustments of $459 million and $40 million as of December 31, 2022 and 2021, respectively (in millions):

	December 31, 2022	December 31, 2021
Work-in-progress	$891	$1,971
Finished goods
Listed for sale	2,788	2,325
Under contract for sale	781	1,800
Total real estate inventory	$4,460	$6,096
As of December 31, 2022, the Company was in contract to purchase 1,011 homes for an aggregate purchase price of $331 million.
During the years ended December 31, 2022, 2021, and 2020, the Company recorded inventory valuation adjustments for real estate inventory of $737 million, $56 million, and $8 million, respectively, in Cost of revenue in the consolidated statements of operations.
4.CASH, CASH EQUIVALENTS, AND INVESTMENTS
The amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents, and marketable securities as of December 31, 2022 and 2021, are as follows (in millions):

	December 31, 2022
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$422	$—	$—	$422	$422	$—
Money market funds	715	—	—	715	715	—
Corporate debt securities	126	—	(4)	122	—	122
Equity securities	11	—	—	11	—	11
Certificates of deposit	9	—	—	9	—	9
Asset-backed securities	2	—	—	2	—	2
Total	$1,285	$—	$(4)	$1,281	$1,137	$144

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
During the years ended December 31, 2022 and 2021, the Company recognized $(35) million and $35 million of net unrealized (losses) gains, respectively, in the consolidated statements of operations related to marketable equity securities.
A summary of debt securities with unrealized losses aggregated by period of continuous unrealized loss is as follows (in millions):

	Less than 12 Months		12 Months or Greater		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	5	—	117	(4)	122	(4)
Certificates of deposit	6	—	—	—	6	—
Asset-backed securities	—	—	2	—	2	—
Total	$11	$—	$119	$(4)	$130	$(4)

	Less than 12 Months		12 Months or Greater		Total
December 31, 2021	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Money market funds	$259	$—	$—	$—	$259	$—
Corporate debt securities	207	(1)	—	—	207	(1)
Commercial paper	15	—	—	—	15	—
Asset-backed securities	7	—	—	—	7	—
Certificates of deposit	5	—	—	—	5	—
Sovereign bonds	4	—	—	—	4	—
Total	$497	$(1)	$—	$—	$497	$(1)
Net unrealized losses of the Company's available-for-sale debt securities as of December 31, 2022 and 2021 were $4 million and $1 million, respectively. These unrealized losses are associated with the Company’s investments in corporate debt securities and were due to interest rate increases, and not credit-related events. The Company does not expect to be

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
required to sell the investments before recovery of the amortized cost bases. As such, no allowance for credit losses is required as of December 31, 2022 or 2021.
The scheduled contractual maturities of debt securities as of December 31, 2022 are as follows (in millions):

December 31, 2022	Fair Value	Within 1 Year	After 1 Year through 5 Years
Corporate-debt securities	$122	$67	$55
Certificates of deposit	9	9	—
Asset-backed securities	2	2	—
Total	$133	$78	$55
A summary of non-marketable equity securities and equity method investment balances as of December 31, 2022 and 2021 are as follows (in millions):

	December 31, 2022	December 31, 2021
Equity method investments	$20	$—
Non-marketable equity securities	5	5
Total	$25	$5
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
Interest Rate Caps
The Company has used free-standing derivative instruments in the normal course of business as economic hedges to manage interest rate risks with respect to its variable asset-backed senior revolving credit facilities. The interest rate caps were carried at fair value in Other current assets with changes in fair value included in Other income. The Company’s interest rate cap position expired in November 2020.
Interest Rate Lock Commitments
In originating mortgage loans, the Company entered into IRLCs with prospective borrowers which are freestanding derivative instruments. IRLCs are a commitment that binds the Company, subject to loan underwriting and approval process, to fund the loan at a specified interest rate, regardless of fluctuations in the market interest rates between commitment date and funding date. The interest rate risk associated with the fluctuations in market interest rates between commitment date and funding date with respect to IRLCs is mitigated as the Company operates under the best effort basis whereby at the time of commitment, the Company enters into a sales commitment with a third-party for the same prospective loan. The fair value of interest rate lock commitments is presented in Other current assets. The change in fair value on IRLCs is a component of Other revenue.
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
The following table presents the total notional amounts and fair values for the Company’s derivatives (in millions):

	Notional Amount	Fair Value Derivatives
December 31, 2022		Asset	Liability
Interest rate lock commitments	$—	$—	$—

	Notional Amount	Fair Value Derivatives
December 31, 2021		Asset	Liability
Interest rate lock commitments	$21	$—	$—
The following table presents the net gains and losses recognized on derivatives within the respective line items in the statement of operations for the periods indicated (in millions):

	Year Ended December 31,
	2022	2021	2020
Derivative and warrant fair value adjustment	$—	$—	$(23)
Other income, net	$—	$—	$—
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
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as of December 31, 2022 and 2021 (in millions):

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$—	$9
Restricted cash	636	838
Real estate inventory, net	4,408	6,046
Other(1)	38	113
Total assets	$5,082	$7,006
Liabilities
Non-recourse asset-backed debt	$4,396	$6,102
Other(2)	72	70
Total liabilities	$4,468	$6,172

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
________________
(1)Includes escrow receivable and other current assets.
(2)Includes accounts payable and other accrued liabilities and interest payable.
The creditors of the VIEs generally do not have recourse to the Company’s general credit solely by virtue of being creditors of the VIEs. However, certain of the financial covenants included in the inventory financing facilities to which the VIEs are party are calculated by reference to Opendoor Labs Inc. and its consolidated subsidiaries’ assets and liabilities. As a result, under certain circumstances, this may limit our flexibility to transfer assets from Opendoor subsidiaries to the Parent Company. See “Note 7 — Credit Facilities and Long-Term Debt” for further discussion of the recourse obligations with respect to the VIEs.
7.CREDIT FACILITIES AND LONG-TERM DEBT
The following tables summarize certain details related to the Company's credit facilities and long-term debt as of December 31, 2022 and 2021 (in millions, except interest rates):

		Outstanding Amount
December 31, 2022	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$472	$—	4.86%	June 7, 2024	June 7, 2024
Revolving Facility 2018-3	1,000	194	—	3.98%	October 20, 2025	October 20, 2025
Revolving Facility 2019-1	900	55	—	4.41%	June 30, 2023	June 30, 2023
Revolving Facility 2019-2	1,850	167	—	3.92%	July 8, 2023	July 8, 2024
Revolving Facility 2019-3	925	—	—	3.86%	April 5, 2024	April 4, 2025
Revolving Facility 2022-1	525	289	—	8.15%	December 31, 2022	October 31, 2023
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	400	—	400	3.48%	April 1, 2024	April 1, 2025
Term Debt Facility 2021-S2	600	—	500	3.20%	September 10, 2024	September 10, 2025
Term Debt Facility 2021-S3	1,000	—	750	3.75%	January 31, 2027	July 31, 2027
Term Debt Facility 2022-S1	250	—	250	4.07%	March 1, 2025	September 1, 2025
Term Debt Facility 2022-S2	500	200	—	8.48%	January 31, 2023	December 31, 2023
Total	$8,950	$1,377	$1,900
Issuance Costs		(1)	(17)
Carrying Value		$1,376	$1,883

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	$2,500	$—	$1,000	10.00%	April 1, 2025	April 1, 2026
Term Debt Facility 2022-M1	500	—	150	10.00%	September 15, 2025	September 15, 2026
Total	$3,000	$—	$1,150
Issuance Costs			(13)
Carrying Value			$1,137

Total Non-Recourse Asset-backed Debt	$11,950	$1,376	$3,020

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)

	Outstanding Amount
December 31, 2021	Current	Non-Current	Weighted Average Interest Rate
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	759	—	2.84%
Revolving Facility 2018-3	673	—	2.39%
Revolving Facility 2019-1	648	—	2.84%
Revolving Facility 2019-2	1,149	—	2.52%
Revolving Facility 2019-3	886	—	3.25%
Revolving Facility 2021-1	125	—	2.15%
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	—	400	3.48%
Term Debt Facility 2021-S2	—	500	3.20%
Term Debt Facility 2021-S3	—	—	3.75%
Total	$4,240	$900
Issuance Costs		(3)
Carrying Value		$897

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	—	1,000	10.00%
Total	$—	$1,000
Issuance Costs		(35)
Carrying Value		$965

Total Non-Recourse Asset-backed Debt	$4,240	$1,862

Recourse Debt - Other Secured Borrowings:
Mortgage Financing
Repo Facility 2019-R1	$7	$—	1.84%
Total Recourse Debt	$7	$—
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
Each of the borrowers under the inventory financing facilities is a consolidated subsidiary of Opendoor and a separate legal entity. Neither the assets nor credit of any such borrower subsidiaries are generally available to satisfy the debts and other obligations of any other Opendoor entities. The inventory financing facilities are non-recourse to the Company and are non-recourse to Opendoor subsidiaries not party to the relevant facilities, except for limited guarantees provided by an Opendoor subsidiary for certain obligations involving “bad acts” by an Opendoor entity and certain other limited circumstances.
As of December 31, 2022, the Company had total borrowing capacity with respect to its non-recourse asset-backed debt of $12.0 billion. Borrowing capacity amounts under non-recourse asset-backed debt as reflected in the table above are in some cases not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. Any amounts repaid for senior term and mezzanine term debt facilities reduce total borrowing capacity as repaid amounts are not available to be reborrowed. As of December 31, 2022, the Company had committed borrowing capacity with respect to the Company’s non-recourse asset backed debt of $6.5 billion; this committed borrowing capacity is comprised of $3.2 billion for senior revolving credit facilities, $2.1 billion for senior term debt facilities, and $1.2 billion for mezzanine term debt facilities.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
The Company recognized $25 million in loss on extinguishment of debt on the consolidated statement of operations for the year ended December 31, 2022 related to the Company’s voluntary partial early repayment of an asset-backed mezzanine term debt facility. This was made up of $10 million in prepayment fees and $15 million in write offs of associated unamortized deferred costs that were previously capitalized.
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
Borrowings under the senior revolving credit facilities accrue interest at various floating rates based on a London Interbank Offered Rate (“LIBOR”) or a secured overnight financing rate (“SOFR”), plus a margin that varies by facility. As of December 31, 2022, all such floating rates were based on SOFR. The Company may also pay fees on certain unused portions of committed borrowing capacity. The Company’s senior revolving credit facility arrangements typically include upfront fees that may be paid at execution of the applicable agreements or be earned at execution and payable over time. These facilities are generally fully prepayable at any time without penalty other than customary breakage costs.
The senior revolving credit facilities have aggregated borrowing bases, which increase or decrease based on the cost and value of the properties financed under a given facility and the time that those properties are in the Company’s possession. When the Company resells a home, the proceeds are used to reduce the outstanding balance under the related senior revolving credit facility. The borrowing base for a given facility may be reduced as properties age beyond certain thresholds, and any borrowing base deficiencies may be satisfied through contributions of additional properties or partial repayment of the facility.
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
The senior term debt facilities have aggregated property borrowing bases, which increase or decrease based on the cost and value of the properties financed under a given facility, the time those properties are in the Company’s possession and the amount of cash collateral pledged by the relevant borrowers. The borrowing base for a given facility may be reduced as properties age or collateral performance declines beyond certain thresholds, and any borrowing base deficiencies may be satisfied through contributions of additional properties, cash or through partial repayment of the facility.

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
The mezzanine term debt facilities have aggregated property borrowing bases, which increase or decrease based on the cost and the value of the properties financed under a given facility and time in the Company’s possession of those properties and the amount of cash collateral pledged by the relevant borrowers. The borrowing base for a given facility may be reduced as properties age or collateral performance declines beyond certain thresholds, and any borrowing base deficiencies may be satisfied through contributions of additional properties or cash or through partial repayment of the facility.
Covenants
The Company’s inventory financing facilities include customary representations and warranties, covenants and events of default. Financed properties are subject to customary eligibility criteria and concentration limits.
The terms of these inventory financing facilities and related financing documents require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). Certain of these financial covenants are calculated by reference to Opendoor Labs Inc. and its consolidated subsidiaries’ assets and liabilities. As a result, under certain circumstances, this may limit our flexibility to transfer assets from Opendoor subsidiaries to the Parent Company. At December 31, 2022 and 2021, $565 million and $782 million, respectively, of the Company's net assets are restricted as they reflect minimum net asset requirements at Opendoor Labs Inc. As of December 31, 2022, the Company was in compliance with all financial covenants and no event of default had occurred.
Mortgage Financing
In 2022, the Company ceased providing correspondent lending or mortgage brokering services. As a result, the Company no longer requires mortgage financing and terminated its master repurchase agreement (the “Repurchase Agreement”) in October 2022.
From March 2019 through its exit of mortgage lending and brokering services, the Company utilized the Repurchase Agreement to provide capital for Opendoor Home Loans. The facility, which was classified as a current liability on the Company’s consolidated balance sheets, provided short-term financing between the issuance of a mortgage loan and when Opendoor Home Loans sold the loan to an investor. In accordance with the Repurchase Agreement, the lender agreed to pay Opendoor Home Loans a negotiated purchase price for eligible loans and Opendoor Home Loans simultaneously agreed to repurchase such loans from the lender within a specified timeframe and at an agreed upon price that included interest. Opendoor Labs Inc. was the guarantor with respect to the Repurchase Agreement and the obligation to repurchase loans previously transferred under the arrangement for the benefit of the lender. This financing arrangement was an important component of Opendoor Home Loans’ operations as a correspondent lender.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
Convertible Senior Notes
In August 2021, the Company issued the 2026 Notes with an aggregate principal amount of $978 million. The tables below summarizes certain details related to the 2026 Notes (in millions, except interest rates):

December 31, 2022	Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2026 Notes	$978	$(19)	$959

December 31, 2022	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	Semi-Annual Interest Payment Dates	Conversion Rate	Conversion Price
2026 Notes	August 15, 2026	0.25%	0.77%	February 15; August 15	51.9926	$19.23
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
For the year ended December 31, 2022, total interest expense on the Company's convertible senior notes was $7 million, with coupon interest of $2 million and amortization of debt issuance costs of $5 million.
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

December 31, 2022	Balance at Fair Value	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$122	$—	$122	$—
Equity securities	11	11	—	—
Certificates of deposit	9	—	9	—
Asset-backed securities	2	—	2	—
Other current assets:
Mortgage loans held for sale	1	—	1	—
Total assets	$145	$11	$134	$—

December 31, 2021	Balance at Fair Value	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$207	$—	$207	$—
Mutual fund	200	200	—	—
Equity securities	46	46	—	—
Commercial paper	15	—	15	—
Asset-backed securities	7	—	7	—
Certificates of deposit	5	—	5	—
Sovereign bonds	4	—	4	—
Mortgage loans held for sale pledged under agreements to repurchase	7	—	7	—
Other current assets:
Mortgage loans held for sale	4	—	4	—
Total assets	$495	$246	$249	$—

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

	December 31, 2022
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$1,137	$1,137	$1,137	$—
Restricted cash	654	654	654	—
Liabilities:
Non-recourse asset-backed debt	$4,396	$4,427	$—	$4,427
Convertible senior notes	959	391	—	391

	December 31, 2021
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$1,731	$1,731	$1,731	$—
Restricted cash	847	847	847	—
Liabilities:
Non-recourse asset-backed debt	$6,102	$6,140	$—	$6,140
Other secured borrowings	7	7	—	7
Convertible senior notes	954	1,019	—	1,019
The following table shows a reconciliation from the opening balances to the closing balances for Level 3 Fair values (in millions):

	Warrants	Embedded Conversion Option	Interest Rate Lock Commitments
Balance as of December 31, 2019	$5	$42	$—
Settlement of 2019 Convertible Notes	—	(65)	—
Exercise of warrants	(7)	—	—
Net change in fair value	2	23	—
Balance as of December 31, 2020	$—	$—	$—
Additions	—	—	5
Originations/Terminations	—	—	(5)
Balance as of December 31, 2021	$—	$—	$—
Additions	—	—	2
Originations/Terminations	—	—	(3)
Net change in fair value	—	—	1
Balance as of December 31, 2022	$—	$—	$—

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
9.PROPERTY AND EQUIPMENT
Property and equipment as of December 31, 2022 and 2021, consisted of the following (in millions):

	2022	2021
Internally developed software	$105	$71
Security systems	18	10
Computers	13	11
Software implementation costs	4	3
Furniture and fixtures	3	3
Office equipment	3	2
Leasehold improvements	2	2
Total	148	102
Accumulated depreciation and amortization	(90)	(57)
Property and equipment – net	$58	$45
Depreciation and amortization expense of $37 million, $27 million, and $22 million was recorded for the years ended December 31, 2022, 2021 and 2020, respectively.
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
Components of lease costs for the years ended the December 31, 2022, 2021, and 2020, are as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$11	$12	$34
Variable lease cost	—	1	—
Short-term lease cost	1	—	1
Sublease income	(1)	(1)	—
Net lease cost	$11	$12	$35
The following table present supplemental lease information (in millions):

December 31,	2022	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$(11)	$(10)	$(13)
Right-of-use assets obtained in exchange for new or acquired lease liabilities	$5	$—	$40
For the year ended December 31, 2022, the Company signed a new lease that resulted in an increase to the right-of-use asset in the amount of $5 million and an increase in operating lease liabilities in the amount of $5 million. There were no material lease modifications in the year ended December 31, 2022.
For the year ended December 31, 2020, the Company terminated certain operating leases. The Company exercised an option to early terminate the Company’s lease in San Francisco and accelerated amortization of the right-of-use asset by $13 million for the one year term remaining after exercising the early termination option. In exercising the Company’s early termination option, the Company incurred $5 million in early termination fees for the year ended December 31, 2020. In

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
January 2021, the Company terminated the San Francisco lease prior to the anticipated termination date of September 30, 2021, which resulted in a $5 million gain recognized for the year ended December 31, 2021. See “Note 20 — Restructuring” for further discussion. There were no other material lease modifications for the year ended December 31, 2021.
The weighted average lease term and the weighted average discount rate are as follows:

December 31,	2022	2021
Weighted average remaining lease term for operating leases (in years)	6.6	7.6
Weighted average discount rate for operating leases	9.9%	9.8%
Maturity of operating lease liabilities as of December 31, 2022 are as follows (in millions):

2023	$11
2024	10
2025	7
2026	7
2027	7
Thereafter	20
Total undiscounted future cash flows	$62
Less: Imputed interest	17
Total lease liabilities	$45
11.GOODWILL AND INTANGIBLE ASSETS
For the years ended December 31, 2022 and December 31, 2021, there were $4 million and $29 million additions to goodwill, respectively, due to acquisitions. For more information on significant acquisitions, refer to “Note 2 — Business Combination”. During the fourth quarter of 2022, the market price of our common stock declined significantly. As such, the Company determined that an indicator of potential impairment existed and decided to perform an interim quantitative test for goodwill impairment. Based on the quantitative analysis, the Company recorded a goodwill impairment charge of $60 million for the year ended December 31, 2022. There was no impairment of goodwill identified for the years ended December 31, 2021 and 2020.
Intangible assets subject to amortization consisted of the following as of December 31, 2022 and 2021, respectively (in millions, except years):

December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Developed technology	$17	$(9)	$8	1.8
Customer relationships	7	(5)	2	1.7
Trademarks	5	(3)	2	1.7
Intangible assets – net	$29	$(17)	$12

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)

December 31, 2021	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Developed technology	$7	$(2)	$5	0.7
Customer relationships	7	(3)	4	2.7
Trademarks	5	(2)	3	2.7
Intangible assets – net	$19	$(7)	$12

Amortization expense for intangible assets was $9 million, $4 million, and $4 million for the years ended December 31, 2022, 2021, and 2020, respectively.
As of December 31, 2022, expected amortization of intangible assets is as follows (in millions):

Fiscal Years
2023	$7
2024	5
Total	$12
12.ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of December 31, 2022 and 2021, consisted of the following:

	2022	2021
Accrued expenses due to vendors	$47	$66
Accrued property and franchise taxes	29	24
Legal contingency accrual	—	18
Accrued payroll and other employee related expenses	21	17
Accounts payable due to vendors	5	3
Other	8	9
Total accounts payable and other accrued liabilities	$110	$137
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
Preferred Stock
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 100,000,000 shares of preferred stock having a par value of $0.0001 per share (“Opendoor Technologies Preferred Stock”). The Company’s board of directors has the authority to issue Opendoor Technologies Preferred Stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of those shares. As of December 31, 2022, there were no shares of Opendoor Technologies Preferred Stock issued and outstanding.
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
In connection with the close of the Business Combination, the Company’s board of directors approved the 2020 Employee Stock Purchase Plan (“ESPP”), which was last amended on December 6, 2021. There are 5,438,506 shares of common stock initially reserved for issuance under the ESPP. The number of shares of the Company’s common stock available for issuance under the ESPP automatically increases on the first day of each calendar year, beginning January 1, 2022 and ending on and

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
including January 1, 2030, by the lesser of (a) 1% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year and (b) such number of shares as is determined by the Company’s board of directors; provided that, no more than 54,385,060 shares may be issued under the ESPP. As of December 31, 2022, 493,790 shares have been issued under the ESPP.
2022 Inducement Plan
In July 2022, the Company’s board of directors adopted the 2022 Inducement Plan (the “Inducement Plan”). Under the Inducement Plan, 31,200,000 shares were initially reserved for issuance. The purpose of the Inducement Plan is to attract, retain and motivate prospective employees of the Company, particularly executive team members and employees joining as part of business combinations. The Inducement Plan allows for the issuance of non-qualified stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other stock or cash based awards to new employees of the Company or any subsidiary of the Company.
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
A summary of the stock option activity for the year ended December 31, 2022, is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance – December 31, 2021	14,546	$2.12	4.7	$182
Granted	—	—
Exercised	(2,959)	1.35
Forfeited	(447)	6.60
Expired	(428)	2.42
Balance – December 31, 2022	10,712	2.13	3.5	$1
Exercisable – December 31, 2022	10,668	2.12	3.5	$1
Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The total intrinsic value of options exercised for the years ended December 31, 2022, 2021, and 2020, was $20 million, $144 million, and $46 million, respectively.
The weighted-average grant date fair value per option granted for the year ended December 31, 2021 was $10.18 . There were no options granted during the years ended December 31, 2022 and 2020.
RSUs typically vest upon a service-based requirement, generally over a two or four year period. Prior to 2021, certain awards also had a performance condition to vesting, which was satisfied upon completion of the February 2021 Offering and triggered the recognition of compensation expense for certain RSUs for which the time-based vesting condition had been satisfied or partially satisfied. Subsequent to the February 2021 Offering, these RSUs are only subject to time-based vesting conditions.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
A summary of the RSU activity for the year ended December 31, 2022, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested and outstanding – December 31, 2021	53,446	$17.35
Granted	45,373	4.85
Vested	(17,280)	12.15
Forfeited	(26,992)	17.62
Unvested and outstanding – December 31, 2022	54,547	$10.29
The total fair value of RSUs vested for the years ended December 31, 2022 and 2021 was $98 million and $599 million, respectively. No RSUs vested during the year ended December 31, 2020.
Restricted Shares
The Company has granted Restricted Shares to certain continuing employees, primarily in connection with acquisitions. The Restricted Shares vest upon satisfaction of a service condition, which generally ranges from three to four years.
A summary of the Restricted Shares activity for the year ended December 31, 2022 is as follows:

	Number of Restricted Shares (in thousands)	Average Grant-Date Fair Value
Unvested – December 31, 2021	692	$3.91
Vested	(623)	4.01
Forfeited	(69)	3.02
Unvested – December 31, 2022	—	$—
The total fair value of Restricted Shares vested for the years ended December 31, 2022, 2021, and 2020 was $1 million, $21 million, and $9 million, respectively.
ESPP
The first offering period for the Company's 2020 ESPP began on March 1, 2022. The ESPP, pursuant to Internal Revenue Code Section 423, allows eligible participants to purchase shares using payroll deductions of up to 15% of their total compensation, subject to a $25,000 calendar year limitation on contributions. The Company has limited the maximum number of shares to be purchased in an offering period to 1,000 shares per employee. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount on the lower price of either (i) the offer period start date or (ii) the purchase date. Each offering period is six months in duration. ESPP employee payroll contributions withheld as of December 31, 2022 were $2 million and are included within Accounts payable and other accrued liabilities in the consolidated balance sheets. Payroll contributions withheld as of December 31, 2022 will be used to purchase shares at the end of the current ESPP purchase period ending on February 28, 2023.

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
The Company recognized stock-based compensation expense related to the ESPP of $2 million during the year ended December 31, 2022. As of December 31, 2022, total estimated unrecognized compensation expense related to the ESPP was $0.3 million. The unamortized compensation costs are expected to be recognized over the remaining term of the offering period of 2 months.
Stock-based compensation expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function as presented in the consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
General and administrative	$109	$463	$33
Sales, marketing and operations	18	13	1
Technology and development	44	60	4
Total stock-based compensation expense	$171	$536	$38
The Company recognized $(13) million, $290 million, $20 million of compensation expense during the years ended December 31, 2022, 2021, and 2020 respectively, related to all market condition awards outstanding. In December 2022, Eric Wu resigned as CEO of Opendoor, resulting in a $57 million reversal of stock-based compensation expense related to his market condition awards. In June 2021, the market condition for two market condition awards was satisfied, which resulted in the accelerated recognition of $2 million of stock-based compensation expense in the year ended December 31, 2021. During the year ended December 31, 2022, no market conditions were satisfied.
As of December 31, 2022, there was $383 million of unamortized stock-based compensation costs related to unvested RSUs, stock options, and Restricted Shares. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.3 years.

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
The Company recorded a decrease to the Derivative and warrant fair value adjustment of $(12) million and $(34) million for the change in fair value of the Sponsor Warrants for the years ended December 31, 2021 and 2020, respectively.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
Warrants to Purchase Series D Preferred Stock
On June 12, 2018, the Company issued warrants to purchase 485,262 shares of Series D Preferred Stock at a price of $0.006 (“Penny Warrants”). On November 12, 2020, the Penny Warrants were exercised and the Company issued 485,262 shares of Series D Preferred Stock in exchange for proceeds of $3 thousand. As of December 31, 2022 there were no Penny Warrants outstanding.
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
On each Warrant Commitment Issuance date in June 2019 and June 2020, the Company issued warrants to purchase 121,356 shares and 242,713 shares of Series E Preferred Stock at a price of $5.92 per share (“Series E Warrants”). On November 7, 2020 the Series E Warrants were exercised and the Company issued 364,069 shares of Series E in exchange for proceeds of $2 million. As of December 31, 2022 there were no Series E Warrants or Warrant Commitments outstanding.
The Penny Warrants, the Warrant Commitment, and the Series E Warrants have been determined to be liabilities under ASC 480 as the underlying preferred shares have certain liquidation preferences in the event of a deemed liquidation. For the Penny Warrants, the Warrant Commitment, and the Series E Warrants, the Company recorded no warrant fair value adjustment for the years ended December 31, 2022 and December 31, 2021, and an increase to the warrant fair value adjustments of $3 million for the year ended 2020.
Marketing Warrants
On July 28, 2022, the Company entered into a warrant agreement with Zillow, Inc. (“Zillow”) in connection with a partnership arrangement that allows for Zillow to purchase up to 6 million shares of common stock that will vest in tranches (each, a “Tranche”) upon Zillow providing resale marketing services to the Company. Each Tranche will have an exercise price per share equal to the 30-day trailing volume weighted average price per share of Opendoor Common Stock (“VWAP”) prior to the vesting date of that Tranche, subject to a $15 floor and $30 cap per share. After a Tranche has vested, the Tranche can be exercised via a cash payment or a cashless exercise; provided that the Company has the option to cash settle any exercise. The warrant expires in July 2027, subject to extension for an additional Tranche and early termination under limited circumstances. We expect Zillow to begin providing marketing services under the partnership arrangement in early 2023. Accordingly, as of December 31, 2022, no warrant shares had vested.
16.INCOME TAXES
Income before income taxes consisted of losses from domestic operations of $1.4 billion, $661 million, and $253 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The following table summarizes the components of the Company’s provision for income taxes for the periods presented (in millions):

	Year Ended December 31,
	2022	2021	2020
Current income tax expense:
Federal	$—	$—	$—
State	2	1	—
Total current income tax expense	2	1	—
Income Tax Provision	$2	$1	$—

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
For the years ended December 31, 2022, 2021, and 2020, the Company did not record any deferred federal and state income tax expense or benefit due to the full valuation allowance. Additionally, the Company’s foreign current and deferred expense or benefit was immaterial.
Effective Tax Rate
The following table presents a reconciliation of the U.S. federal statutory income tax rates to the Company’s effective income tax rate for the periods presented:

	Year Ended December 31,
	2022	2021	2020
U. S. Federal tax benefit at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	2.7	3.4	3.5
Non-deductible expenses and other	(1.2)	(0.4)	0.4
Non-deductible warrant expenses	—	0.4	3.0
Loss on convertible note exchange	—	—	(2.4)
Share-based compensation	(1.7)	7.0	0.4
Deduction limitation on executive compensation	(0.3)	(14.1)	(2.1)
Change in valuation allowance, net	(21.4)	(19.5)	(23.9)
Research and development credits	0.5	2.0	0.1
Effective tax rate	(0.4)%	(0.2)%	—%
For the years ended December 31, 2022, 2021 and 2020, the Company’s effective tax rate differs from the amount computed by applying the U.S. federal statutory and state income tax rates to net loss before income tax, primarily as the result of state income taxes, deduction limitation on executive compensation, and changes in the Company’s valuation allowance.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
Deferred Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021, are as follows (in millions):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Accrued and reserves	$128	$21
Inventory	34	34
Tax credits	41	33
Lease Liabilities	11	11
Section 174 capitalization	50	—
Goodwill	8	—
Net operating loss	404	293
Total deferred tax assets	676	392
Less: Valuation allowance	(664)	(376)
Deferred tax assets, net of valuation allowance	12	16
Deferred tax liabilities:
Depreciation and amortization	(2)	(5)
Goodwill	—	(1)
Right-of-use assets	(10)	(10)
Deferred tax liabilities	(12)	(16)
Net deferred tax assets and liabilities	$—	$—
A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized in a particular tax jurisdiction. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset. Due to the losses the Company generated in the current and prior years, the Company believes it is not more likely than not that all of the deferred tax assets can be realized. Accordingly, the Company established and recorded a full valuation allowance on its net deferred tax assets of $664 million as of December 31, 2022 and a full valuation allowance on its net deferred tax assets of $376 million as of December 31, 2021. The valuation allowance increased by $288 million and $141 million for 2022 and 2021, respectively primarily as a result of current year losses.
As of December 31, 2022, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $1.7 billion and $1.2 billion, respectively, which will each begin to expire in 2034 if not utilized. For NOLs arising after December 31, 2017, the Tax Cuts and Jobs Act of 2017 limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income and can be carried forward indefinitely (carryback is generally prohibited). In the Company’s case, as of December 31, 2022, $1.6 billion of US. federal NOLs and $342 million of state NOLs have an unlimited carryover period. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a two-year carryback and twenty-year carryforward period. Additionally, as of December 31, 2022, the Company had U.S. federal research tax credit carryforwards of $39 million that begin to expire in 2034. The Company also had state research tax credit carryforwards of $26 million that begin to expire in 2029.
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
Unrecognized Tax Benefits
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

	Year Ended December 31,
	2022	2021	2020
Unrecognized tax benefits as of the beginning of the year	$15	$6	$5
Decrease related to prior year tax provisions	—	—	(1)
Increase related to current year tax provisions	5	9	2
Unrecognized tax benefits as of the end of the year	$20	$15	$6
Due to the full valuation allowance at December 31, 2022, current adjustments to the unrecognized tax benefit will have no impact on the Company’s effective income tax rate. There would be an impact of $18 million to the effective tax rate if adjustments are made after the valuation allowance is released. The Company does not anticipate any significant change in its uncertain tax positions within 12 months of this reporting date.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company is subject to income tax in the U.S. and in various states. Due to the history of net operating losses, the Company is subject to U.S. federal, state and local examinations by tax authorities for all years since incorporation but as of December 31, 2022 are not currently under any audits.
The Company has not provided U.S. income or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2022, because it intends to permanently reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability will be immaterial, due to the participation exemption put in place under the Tax Act.
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
18.NET LOSS PER SHARE
Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. During the periods when there is a net loss, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. No dividends were declared or paid for the years ended December 31, 2022, 2021, or 2020.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders for the years ended December 31, 2022, 2021, and 2020 (in millions, except share amounts which are presented in thousands, and per share amounts):

	Year Ended December 31,
	2022	2021	2020
Basic and diluted net loss per share:
Numerator:
Net loss	$(1,353)	$(662)	$(253)
Denominator:
Weighted average shares outstanding – basic and diluted	627,105	592,574	109,301
Basic and diluted net loss per share	$(2.16)	$(1.12)	$(2.31)
There were no preferred dividends declared or accumulated for the period.
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Year Ended December 31,
	2022	2021	2020
Common Stock Warrants	—	—	19,933
RSUs	54,547	53,446	46,525
Options	10,712	14,546	24,158
Unvested Shares from Early Exercise	—	4	57
Restricted Shares	—	692	2,148
Employee Stock Purchase Plan	1,867	—	—
Total anti-dilutive securities	67,126	68,688	92,821
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

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
The Federal Trade Commission (“FTC”) began conducting an investigation into the Company in August 2019. The inquiry related primarily to statements in the Company's advertising and website comparing selling homes to the Company with selling homes in a traditional manner using an agent and relating to statements that the Company’s offers reflect or are based on market prices. The Company began discussing resolution of this matter with the FTC in December 2020. After extensive negotiations, the Company agreed to enter into a consent order resolving all aspects of the inquiry, which became final on October 21, 2022. Pursuant to the consent order, the Company did not admit to any wrongdoing and is required to possess competent and reliable supporting data prior to making statements regarding the costs, savings, repair costs, or financial benefits of Company services related to assisting consumers selling homes. The consent order also required that the Company pay $62 million to the FTC (an amount previously accrued) and that the Company retain certain records and submit a compliance report to the FTC. The $62 million fine was paid in October 2022.
On October 7, 2022 and November 22, 2022, purported securities class action lawsuits were filed in the United States District Court for the District of Arizona, captioned Alich v. Opendoor Technologies Inc., et al. (Case No. 2:22-cv-01717-JFM) (“Alich”) and Oakland County Voluntary Employees’ Beneficiary Association, et al. v. Opendoor Technologies Inc., et al. (Case No. 2:22-cv-01987-GMS) (“Oakland County”), respectively. The complaints name as defendants the Company, certain of the Company’s current and former officers and directors, the underwriters of two securities offerings the Company made in 2021, and a selling shareholder, SVF Excalibur (Cayman) Limited. The complaints allege that the Company and certain officers violated Section 10(b) of the Exchange Act and SEC Rule 10b-5, and that the Company, certain officers and directors, the underwriters, and SVF violated Section 11 and/or Section 12(a)(2) of the Securities Act, in each case by making materially false or misleading statements related to the effectiveness of the Company’s pricing algorithm. The plaintiffs also allege that certain defendants violated Section 20(a) of the Exchange Act and Section 15 of the Securities Act, respectively, which provide for control person liability. The complaints assert claims on behalf of all persons and entities that purchased, or otherwise acquired, Company common stock between December 21, 2020 and September 16, 2022 or pursuant to offering documents issued in connection with our business combination with SCH and the secondary public offerings conducted by the Company in February 2021 and September 2021. The plaintiffs seek class certification, an award of unspecified compensatory damages, an award of interest and reasonable costs and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper. We believe that the allegations in the complaints are without merit and we intend to vigorously defend ourselves in the matter.
20.RESTRUCTURING
In November 2022, the Company initiated a reduction in workforce of 550 employees to realign the Company’s operational focus to support its multi-year growth, scale the business, and improve costs (the “Restructuring Plan”). The Restructuring Plan included: (i) reducing the Company’s headcount by 18% and (ii) winding down of our mortgage lending and brokerage services. The Restructuring Plan was substantially completed as of December 31, 2022.
As a result of the Restructuring Plan and the wind down of our mortgage services, the Company incurred restructuring costs of $17 million, resulting from severance, and other termination benefits for employees whose roles are being eliminated, and other restructuring costs related to winding down our mortgage services. These costs have been presented within the Restructuring costs line in the Company’s consolidated statement of operations. As of December 31, 2022, the Company has paid $13 million with the remaining $4 million included within Accounts payable and other accrued expenses in the Consolidated balance sheets.
On April 15, 2020, the Company initiated a reduction in workforce of 600 employees to achieve a more resilient cost structure in response to the uncertainties caused by COVID-19. As a result, for the year ended December 31, 2020, the Company recorded $11 million of restructuring charges for employee termination benefits. All employee termination benefits were paid prior to December 31, 2020.
Additionally, for the year ended December 31, 2020, the Company incurred $18 million of costs related to the exiting of certain non-cancelable leases with no future benefits to the Company. This includes the Company’s exercise of the early termination option related to the Company’s San Francisco space, as discussed in “Note 10 — Leases,” as well as the termination of other real estate leases.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
For the year ended December 31, 2020, of the restructuring charges with respect to employee termination benefits and lease modifications, the Company presented $2 million in Cost of revenue and $29 million in Restructuring in the Company’s consolidated statements of operations.
21.SUBSEQUENT EVENTS
The Company has evaluated the impact of events that have occurred subsequent to December 31, 2022, through the date the consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these consolidated financial statements and related notes, the Company has determined that there are no material subsequent events that would require recognition or disclosure.

******

OPENDOOR TECHNOLOGIES INC.

Schedule I
(PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2022	2021
ASSETS
Intangibles - net	$1	$1
Investment in subsidiaries	2,046	3,202
TOTAL ASSETS	$2,047	$3,203
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and other accrued liabilities	$1	$—
Interest payable	1	1
Convertible senior notes	959	954
Total liabilities	961	955
Shareholders’ equity:
Common stock, $0.0001 par value; 3,000,000,000 shares authorized; 637,387,025 and 616,026,565 shares issued, respectively; 637,387,025 and 616,026,565 shares outstanding, respectively	—	—
Additional paid-in capital	4,148	3,955
Accumulated deficit	(3,058)	(1,705)
Accumulated other comprehensive income (loss)	(4)	(2)
Total shareholders’ equity	1,086	2,248
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,047	$3,203

See accompanying note to condensed financial statements.

OPENDOOR TECHNOLOGIES INC.

Schedule I
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS
(In millions)

	Year Ended December 31,
	2022	2021	2020
Operating expenses:
General and administrative	$7	$7	$—
Total operating expenses	7	7	—
Loss from operations	(7)	(7)	—
Warrant fair value adjustment	—	12	34
Interest expense	(8)	(2)	—
(Loss) income before income taxes	(15)	3	34
Income tax expense	—	—	—
Earnings of subsidiaries	(1,338)	(665)	(287)
Net loss	$(1,353)	$(662)	$(253)

See accompanying note to condensed financial statements.

OPENDOOR TECHNOLOGIES INC.

Schedule I
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(1,353)	$(662)	$(253)
Adjustments to reconcile net (loss) income to cash, cash equivalents (used in) provided by operating activities:
Earnings of subsidiaries	1,338	665	287
Depreciation and amortization, net of accretion	7	2	—
Warrant fair value adjustment	—	(12)	(34)
Interest payable	—	1	—
Other	(2)	—	—
Net cash used in operating activities	(10)	(6)	—
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	—	(1)	—
Investment in subsidiary	(6)	(1,860)	(977)
Distribution from subsidiary	10	139	6
Net cash provided by (used in) investing activities	4	(1,722)	(971)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes	—	953	—
Purchase of capped calls related to convertible senior notes	—	(119)	—
Proceeds from exercise of stock options	4	15	—
Proceeds from issuance of common stock for ESPP	2	—	—
Proceeds from warrant exercises	—	22	—
Proceeds from Business Combination and PIPE offering	—	—	1,014
Proceeds from February 2021 Offering	—	886	—
Issuance of common stock	—	(29)	(43)
Net cash provided by financing activities	6	1,728	971
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS - Beginning of year	—	—	—
CASH AND CASH EQUIVALENTS - End of year	$—	$—	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid during the period for interest	$2	$—	$—
DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Recognition of warrant liability	$—	$—	$81
Issuance of common stock in extinguishment of warrant liabilities	$—	$(35)	$—
See accompanying note to condensed financial statements.

OPENDOOR TECHNOLOGIES INC.

Schedule I
(PARENT COMPANY ONLY)
Notes to Condensed Financial Statements
1.INTRODUCTION AND BASIS OF PRESENTATION
The accompanying condensed financial statements, including the note thereto, should be read in conjunction with the consolidated financial statements and notes thereto of Opendoor Technologies Inc. found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. For purposes of these condensed financial statements, the Company’s wholly-owned subsidiaries are accounted for using the equity method of accounting.
Opendoor Labs, Inc. entered into a merger agreement (the “Merger Agreement”) with Social Capital Hedosophia Holdings Corp. II, (“SCH”) on September 15, 2020, which was consummated on December 18, 2020. Upon consummation of the transactions contemplated by the terms of the Merger Agreement, Opendoor Labs Inc. became a wholly owned subsidiary of SCH, which domesticated from the Cayman Islands to Delaware and changed its name to Opendoor Technologies Inc. The merger and the domestication transactions, collectively referred to as the “Business Combination.” were accounted for as a reverse recapitalization whereby Opendoor Labs Inc. was the accounting acquirer. Operations prior to the Business Combination are those of Opendoor Labs Inc. and therefore are attributed to the Parent Company of Opendoor Technologies Inc. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 2. Business Combinations” for additional information

OPENDOOR TECHNOLOGIES INC.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2022.
Management's Annual Report on Internal Control Over Financial Reporting
Management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Our management evaluated the design and operating effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Opendoor Technologies Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Opendoor Technologies Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 23, 2023, expressed an unqualified opinion on those financial statements.
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
February 23, 2023

OPENDOOR TECHNOLOGIES INC.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

OPENDOOR TECHNOLOGIES INC.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item will be included in our definitive proxy statement for our 2023 annual meeting of stockholders to be filed by us with the SEC within 120 days after the end of our fiscal year ended December 31, 2022 (the “Proxy Statement”) and is incorporated herein by reference.
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
Item 11. Executive Compensation.
The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in the Proxy Statement and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this item about our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34), will be included in the Proxy Statement and is incorporated herein by reference.

OPENDOOR TECHNOLOGIES INC.
PART IV
Item 15. Exhibit and Financial Statement Schedules.
(a)Documents files as part of this Annual Report on Form 10-K:
1.Financial Statements
Refer to Index to Consolidated Financial Statements in “Part II – Item 8. Financial Statements and Supplementary Data” herein.
2.Financial Statement Schedules
Pursuant to the requirements of Rule 5-04(c) of Regulation S-X, the following schedule is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements contained in “Part II – Item 8. Financial Statements and Supplementary Data” herein.
Schedule I – Condensed Financial Information of Opendoor Technologies Inc. (Parent Company)
All other financial statement schedules for the Company have been included in the consolidated financial statements or the related footnotes, or are either inapplicable or not required.
3.Exhibits †
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of September 15, 2020, by and among Social Capital Hedosophia Corp. II, Hestia Merger Sub Inc. and Opendoor Labs Inc.	8-K	001-39253	2.1	09/17/2020
3.1	Certificate of Incorporation of Opendoor Technologies Inc.	8-K	001-39253	3.1	12/18/2020
3.2	Amended and Restated Bylaws of Opendoor Technologies Inc.	8-K	001-39253	3.1	01/24/2023
4.1	Specimen Common Stock Certificate of Opendoor Technologies Inc.	S-4/A	333-249302	4.5	11/06/2020
4.2	Warrant Agreement, dated April 27, 2020, between Social Capital Hedosophia Holdings Corp. II. and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39253	4.1	04/30/2020
4.3	Amendment to Warrant Agreement, dated March 22, 2021, between Opendoor Technologies Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent	10-Q	001-39253	4.3	05/12/2021
4.4	Warrant to Purchase Shares of Common Stock of Opendoor Technologies Inc., dated July 28, 2022, to Zillow, Inc.	8-K	001-39253	99.2	08/05/2022
4.5	Indenture, dated as of August 20, 2021, between Opendoor Technologies Inc. and U.S. Bank National Association, as trustee	8-K	001-39253	4.1	08/24/2021
4.6	Description of Securities	10-K	001-39253	4.3	03/04/2021
10.1	Sponsor Support Agreement, dated September 15, 2020, by and among SCH Sponsor II LLC, the Company, each officer and director of the Registrant and Opendoor Labs Inc.	8-K/A	001-39253	10.2	09/17/2020
10.2	Opendoor Holders Support Agreement, dated September 15, 2020, by and among the Company, Opendoor Labs Inc. and certain stockholders of Opendoor Labs Inc.	8-K/A	001-39253	10.3	09/17/2020

OPENDOOR TECHNOLOGIES INC.

Exhibit No.		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.3		Form of Subscription Agreement, by and between the Registrant and the undersigned subscriber party thereto	8-K/A	001-39253	10.1	09/17/2020
10.4		Amended and Restated Registration Rights Agreement, dated December 18, 2020, by and among the Company, SCH Sponsor II LLC, certain former stockholders of Opendoor Labs Inc., Cipora Herman, David Spillane and ChaChaCha SPAC B, LLC, Hedosophia Group Limited and 010118 Management, L.P.	8-K	001-39253	10.14	12/18/2020
10.5		Convertible Notes Exchange Agreement, dated as of September 14, 2020, by and among Opendoor Labs Inc. and the holders party thereto	S-4	333-249302	10.5	10/05/2020
10.6	#	Form of Indemnification Agreement	8-K	001-39253	10.1	12/18/2020
10.7	#	Opendoor Labs Inc. 2014 Stock Plan	S-4	333-249302	10.18	10/05/2020
10.8	#	Form of Notice of Restricted Stock Unit Grant and RSU Terms and Conditions Under 2014 Stock Plan	S-4	333-249302	10.19	10/05/2020
10.9	#	Form of Notice of Stock Option Grant and Stock Option Agreement under 2014 Stock Plan	S-4/A	333-249302	10.20	11/25/2020
10.10	#	Opendoor Technologies Inc. 2020 Incentive Award Plan	8-K	001-39253	10.3	12/18/2020
10.11	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2020 Incentive Award Plan	8-K	001-39253	99.1	04/02/2021
10.12	#	Form of Option Agreement under the 2020 Incentive Award Plan	10-Q	001-39253	10.1	11/10/2021
10.13	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Canada) under 2020 Incentive Award Plan	10-Q	001-39253	10.1	08/11/2021
10.14	#	Opendoor Technologies Inc. 2020 Employee Stock Purchase Plan	8-K	001-39253	10.4	12/18/2020
10.15	#	Opendoor Technologies Inc. Amended and Restated 2020 Employee Stock Purchase Plan (effective as of February 8, 2023)					*
10.16	#	Offer Letter, dated as of October 20, 2020, by and between Opendoor Labs Inc. and Daniel Morillo	10-K	001-39253	10.16	02/24/2022
10.17	#	Amended and Restated Continued Employment Letter Agreement, dated as of September 14, 2020, by and between Opendoor Labs Inc. and Eric Wu	S-4/A	333-249302	10.24	11/27/2020
10.18	#	Amendment of Letter Agreement, dated as of December 1, 2022, by and between Opendoor Technologies Inc. and Eric Wu					*
10.19	#	Offer Letter Agreement, dated as of April 13, 2014, by and between Opendoor Labs Inc. and Ian Wong (as amended September 1, 2020)	S-4/A	333-249302	10.28	11/27/2020
10.20	#	Amendment to Offer Letter Agreement, entered into as of April 13, 2014, by and between Opendoor Labs Inc. and Ian Wong, dated as of September 1, 2020	S-4/A	333-249302	10.29	11/27/2020
10.21	#	Offer Letter Agreement, dated as of September 3, 2020, by and between Opendoor Labs Inc. and Carrie Wheeler	S-4/A	333-249302	10.32	11/27/2020
10.22	#	Amendment of Letter Agreement, dated as of December 1, 2022, by and between Opendoor Technologies Inc. and Carrie Wheeler					*
10.23	#	Opendoor Technologies Inc. Non-Employee Director Compensation Policy	8-K	001-39253	10.13	12/18/2020

OPENDOOR TECHNOLOGIES INC.

Exhibit No.		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.24	#	Opendoor Technologies Inc. Executive Severance Plan					*
10.25	#	Change in Control Letter Agreement, dated as of January 31, 2022, by and between Opendoor Technologies Inc. and Eric Wu	10-Q	001-39253	10.2	05/05/2022
10.26	#	Change in Control Letter Agreement, dated as of January 31, 2022, by and between Opendoor Technologies Inc. and Carrie Wheeler	10-Q	001-39253	10.3	05/05/2022
10.27	#	Change in Control Letter Agreement, dated as of January 31, 2022, by and between Opendoor Technologies Inc. and Daniel Morillo	10-Q	001-39253	10.5	05/05/2022
10.28	#	Opendoor Technologies Inc. 2022 Inducement Award Plan	S-8	333-266877	99.1	08/15/2022
10.29	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement Under 2022 Inducement Award Plan	S-8	333-266877	99.2	08/15/2022
10.30	#	Form of Stock Option Grant Notice and Stock Option Agreement Under 2022 Inducement Award Plan	S-8	333-266877	99.3	08/15/2022
10.31		Form of Confirmation of Call Option Transaction	8-K	001-39253	10.1	08/24/2021
10.32		Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (India) under 2020 Incentive Award Plan					*
21.1		List of subsidiaries of Opendoor Technologies Inc.					*
23.1		Consent of Deloitte & Touche LLP					*
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH		Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104		Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*
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

OPENDOOR TECHNOLOGIES INC.

Date:	February 23, 2023	By:	/s/ Carrie Wheeler

			Name:	Carrie Wheeler
			Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carrie Wheeler	Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2023
Carrie Wheeler
/s/ Christina Schwartz	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2023
Christina Schwartz
/s/ Adam Bain	Director	February 23, 2023
Adam Bain
/s/ Cipora Herman	Director	February 23, 2023
Cipora Herman
/s/ Jonathan Jaffe	Director	February 23, 2023
Jonathan Jaffe
/s/ Pueo Keffer	Director	February 23, 2023
Pueo Keffer
/s/ Jason Kilar	Director	February 23, 2023
Jason Kilar
/s/ John Rice	Director	February 23, 2023
John Rice
/s/ Glenn Solomon	Director	February 23, 2023
Glenn Solomon
/s/ Eric Wu	Director	February 23, 2023
Eric Wu