Form 10-Q
period 2023-03-31
Opendoor Technologies Inc.
filed 2023-05-04
CIK 1801169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s common stock outstanding as of April 27, 2023 was approximately 648,777,275.

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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding the health of our financial condition; anticipated future results of operations or financial performance; priorities of the Company to achieve future goals; our ability to continue to effectively navigate the markets in which it operates; anticipated future and ongoing impacts of our acquisitions and other business decisions; health of our balance sheet to weather ongoing market transitions; the Company’s ability to adopt an effective approach to manage economic and industry risk, as well as inventory health; business strategy and plans, including plans to expand into additional markets; market opportunity and expansion and objectives of management for future operations, including our statements regarding the benefits and timing of the roll out of new markets, products, or technology; and the expected diversification of funding sources, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “might,” “opportunity,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strategy,” “strive,” “target,” “vision,” “will,” or “would,” any negative of these words or other similar terms or expressions may identify forward-looking statements. The absence of these words does not mean that a statement is not forward-looking.
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
•ability to operate and grow our core business products, including the ability to obtain sufficient financing and resell purchased homes;
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
•any future impact of the ongoing COVID-19 pandemic (including future variants) or other public health crises on our ability to operate, demand for our products or services, or general economic conditions;
•acquisitions, strategic partnerships, joint ventures, capital-raising activities or other corporate transactions or commitments by us or our competitors;
•actual or anticipated changes in technology, products, markets or services by us or our competitors;

OPENDOOR TECHNOLOGIES INC.
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
As a result of a number of known and unknown risks and uncertainties, including, without limitation, those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and on Part I. Item 1A “ Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

		March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$1,143	$1,137
Restricted cash		1,515	654
Marketable securities		108	144
Escrow receivable		42	30
Real estate inventory, net		2,118	4,460
Other current assets ($0 and $1 carried at fair value)		46	41
Total current assets		4,972	6,466
PROPERTY AND EQUIPMENT – Net		59	58
RIGHT OF USE ASSETS		39	41
GOODWILL		4	4
INTANGIBLES – Net		11	12
OTHER ASSETS		27	27
TOTAL ASSETS	(1)	$5,112	$6,608
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities		$77	$110
Non-recourse asset-backed debt - current portion		355	1,376
Interest payable		4	12
Lease liabilities - current portion		7	7
Total current liabilities		443	1,505
NON-RECOURSE ASSET-BACKED DEBT – Net of current portion		2,824	3,020
CONVERTIBLE SENIOR NOTES		774	959
LEASE LIABILITIES – Net of current portion		35	38
Total liabilities	(2)	4,076	5,522
COMMITMENTS AND CONTINGENCIES (See Note 14)
SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 3,000,000,000 shares authorized; 647,607,920 and 637,387,025 shares issued, respectively; 647,607,920 and 637,387,025 shares outstanding, respectively		—	—
Additional paid-in capital		4,198	4,148
Accumulated deficit		(3,159)	(3,058)
Accumulated other comprehensive loss		(3)	(4)
Total shareholders’ equity		1,036	1,086
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$5,112	$6,608
________________
(1)The Company’s consolidated assets at March 31, 2023 and December 31, 2022 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $1,494 and $636; Real estate inventory, net, $2,007 and $4,408; Escrow receivable, $28 and $29; Other current assets, $15 and $9; and Total assets of $3,544 and $5,082, respectively.
(2)The Company’s consolidated liabilities at March 31, 2023 and December 31, 2022 include the following liabilities for which the VIE creditors do not have recourse to Opendoor: Accounts payable and other accrued liabilities, $27 and $61; Interest payable, $4 and $11; Current portion of non-recourse asset-backed debt, $355 and $1,376; Non-recourse asset-backed debt, net of current portion, $2,824 and $3,020; and Total liabilities, $3,210 and $4,468, respectively.
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are presented in thousands, and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
REVENUE	$3,120	$5,151
COST OF REVENUE	2,950	4,616
GROSS PROFIT	170	535
OPERATING EXPENSES:
Sales, marketing and operations	188	276
General and administrative	66	101
Technology and development	40	40
Total operating expenses	294	417
(LOSS) INCOME FROM OPERATIONS	(124)	118
GAIN ON EXTINGUISHMENT OF DEBT	78	—
INTEREST EXPENSE	(74)	(68)
OTHER INCOME (LOSS) – Net	19	(22)
(LOSS) INCOME BEFORE INCOME TAXES	(101)	28
INCOME TAX EXPENSE	—	—
NET (LOSS) INCOME	$(101)	$28
Net (loss) income per share attributable to common shareholders:
Basic	$(0.16)	$0.05
Diluted	$(0.16)	$0.04
Weighted-average shares outstanding:
Basic	641,916	619,137
Diluted	641,916	640,785

See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
NET (LOSS) INCOME	$(101)	$28
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on marketable securities	1	(2)
COMPREHENSIVE (LOSS) INCOME	$(100)	$26
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except number of shares)
(Unaudited)

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE-December 31, 2022	637,387,025	$—	$4,148	$(3,058)	$(4)	$1,086
Vesting of restricted stock units	8,241,495	—	—	—	—	—
Exercise of stock options	1,334,969	—	1	—	—	1
Employee stock purchase plan	644,431	—	1	—	—	1
Stock-based compensation	—	—	48	—	—	48
Other comprehensive income	—	—	—	—	1	1
Net loss	—	—	—	(101)	—	(101)
BALANCE–March 31, 2023	647,607,920	$—	$4,198	$(3,159)	$(3)	$1,036

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE-December 31, 2021	616,026,565	$—	$3,955	$(1,705)	$(2)	$2,248
Vesting of restricted shares	72,918	—	—	—	—	—
Vesting of restricted stock units	4,923,229	—	—	—	—	—
Exercise of stock options	1,895,800	—	2	—	—	2
Stock-based compensation	—	—	71	—	—	71
Other comprehensive loss	—	—	—	—	(2)	(2)
Net income	—	—	—	28	—	28
BALANCE–March 31, 2022	622,918,512	$—	$4,028	$(1,677)	$(4)	$2,347

See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(101)	$28
Adjustments to reconcile net (loss) income to cash, cash equivalents, and restricted cash provided by operating activities:
Depreciation and amortization	22	18
Amortization of right of use asset	2	2
Stock-based compensation	42	67
Inventory valuation adjustment	23	8
Changes in fair value of equity securities	(1)	22
Net fair value adjustments and loss on sale of mortgage loans held for sale	—	(1)
Origination of mortgage loans held for sale	—	(46)
Proceeds from sale and principal collections of mortgage loans held for sale	1	43
Gain on extinguishment of debt	(78)	—
Changes in operating assets and liabilities:
Escrow receivable	(12)	26
Real estate inventory	2,306	1,416
Other assets	(10)	(28)
Accounts payable and other accrued liabilities	(22)	2
Interest payable	(8)	(5)
Lease liabilities	(2)	(2)
Net cash provided by operating activities	2,162	1,550
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8)	(10)
Purchase of marketable securities	—	(28)
Proceeds from sales, maturities, redemptions and paydowns of marketable securities	38	22
Purchase of non-marketable equity securities	—	(25)
Capital returns from non-marketable equity securities	—	3
Net cash provided by (used in) investing activities	30	(38)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of convertible senior notes	(101)	—
Proceeds from exercise of stock options	1	2
Proceeds from issuance of common stock for ESPP	1	—
Proceeds from non-recourse asset-backed debt	224	2,292
Principal payments on non-recourse asset-backed debt	(1,446)	(3,622)
Proceeds from other secured borrowings	—	45
Principal payments on other secured borrowings	—	(41)
Payment of loan origination fees and debt issuance costs	—	(10)
Payment for early extinguishment of debt	(4)	—
Net cash used in financing activities	(1,325)	(1,334)
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	867	178
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – Beginning of period	1,791	2,578
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	$2,658	$2,756
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid during the period for interest	$74	$68
DISCLOSURES OF NONCASH ACTIVITIES:
Stock-based compensation expense capitalized for internally developed software	$6	$4
RECONCILIATION TO CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$1,143	$2,312
Restricted cash	1,515	444
Cash, cash equivalents, and restricted cash	$2,658	$2,756
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements as of March 31, 2023 and December 31, 2022 and for the three month periods ended March 31, 2023 and 2022 include the accounts of Opendoor, its wholly owned subsidiaries and VIEs where the Company is the primary beneficiary. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements herein. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.
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
The accompanying interim condensed consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“Annual Report”) filed on February 23, 2023.
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
Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 1. Description of Business and Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the three month period ended March 31, 2023, except as noted below.
Convertible Senior Notes
The 0.25% convertible senior notes due in 2026 (the "2026 Notes") issued by the Company in August 2021 are accounted for wholly as debt. The 2026 Notes have an initial carrying value equal to the net proceeds from issuance. Issuance costs associated with the 2026 Notes are amortized over the term using the effective interest method. Conversions are settled through payment of cash or a combination of cash and stock, at the Company's option. Upon conversion, the carrying amount of the 2026 Notes, including any unamortized debt issuance costs, is reduced by cash paid, with any difference being reflected as a change in equity. There will not be any gains or losses recognized upon a conversion. Upon extinguishment of any portion of the 2026 Notes, the difference between the repurchase price of the extinguished notes and the respective net carrying amount is recorded as a gain or loss in Gain on extinguishment of debt in the condensed consolidated statements of operations. See “Note 5 — Credit Facilities and Long-Term Debt” for details on the partial repurchase of the Company's convertible notes that occurred in the period.
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment and definite-lived intangible assets, among other long-lived assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. The impairment loss recognized for the three months ended March 31, 2023 is related to impairment of certain internally developed software projects. The impairment loss recognized during the periods presented is as follows (in millions):

	Three Months Ended March 31,
	2023	2022
Technology and development	$2	$—
Total impairment loss	$2	$—

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
2.REAL ESTATE INVENTORY
The following table presents the components of inventory, net of applicable inventory valuation adjustments of $187 million and $459 million, as of March 31, 2023 and December 31, 2022, respectively (in millions):

	March 31, 2023	December 31, 2022
Work in progress	$158	$891
Finished goods:
Listed for sale	999	2,788
Under contract for sale	961	781
Total real estate inventory	$2,118	$4,460
As of March 31, 2023, the Company was in contract to purchase 1,137 homes for an aggregate purchase price of $346 million.
During the three months ended March 31, 2023 and 2022, the Company recorded inventory valuation adjustments for real estate inventory of $23 million and $8 million , respectively, in Cost of revenue in the condensed consolidated statements of operations.
3.CASH, CASH EQUIVALENTS, AND INVESTMENTS
The amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents, and marketable securities as of March 31, 2023 and December 31, 2022, are as follows (in millions):

	March 31, 2023
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$258	$—	$—	$258	$258	$—
Money market funds	885	—	—	885	885	—
Corporate debt securities	98	—	(3)	95	—	95
Equity securities	12	—	—	12	—	12
Asset-backed securities	1	—	—	1	—	1
Total	$1,254	$—	$(3)	$1,251	$1,143	$108

	December 31, 2022
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$422	$—	$—	$422	$422	$—
Money market funds	715	—	—	715	715	—
Corporate debt securities	126	—	(4)	122	—	122
Equity securities	11	—	—	11	—	11
Certificates of deposit	9	—	—	9	—	9
Asset-backed securities	2	—	—	2	—	2
Total	$1,285	$—	$(4)	$1,281	$1,137	$144
During the three months ended March 31, 2023, the Company recognized $1 million of net unrealized gains in the condensed consolidated statements of operations related to marketable equity securities held as of March 31, 2023. During the three months ended March 31, 2022, the Company recognized $(22) million of net unrealized losses in the condensed consolidated statements of operations related to marketable equity securities held as of March 31, 2022.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
A summary of debt securities with unrealized losses aggregated by period of continuous unrealized loss is as follows (in millions):

	Less than 12 Months		12 Months or Greater		Total
March 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$4	$—	$86	$(3)	$90	$(3)
Asset-backed securities	—	—	1	—	1	—
Total	$4	$—	$87	$(3)	$91	$(3)

	Less than 12 Months		12 Months or Greater		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$5	$—	$117	$(4)	$122	$(4)
Certificates of deposit	6	—	—	—	6	—
Asset-backed securities	—	—	2	—	2	—
Total	$11	$—	$119	$(4)	$130	$(4)
Net unrealized losses of the Company's available-for-sale debt securities as of March 31, 2023 and December 31, 2022 were $3 million and $4 million, respectively. These unrealized losses are associated with the Company’s investments in corporate debt securities and were due to interest rate increases, and not credit-related events. The Company does not expect to be required to sell the investments before recovery of the amortized cost bases. As such, no allowance for credit losses is required as of March 31, 2023 or December 31, 2022.
The scheduled contractual maturities of debt securities as of March 31, 2023 are as follows (in millions):

March 31, 2023	Fair Value	Within 1 Year	After 1 Year through 5 Years
Corporate debt securities	$95	$71	$24
Asset-backed securities	1	1	—
Total	$96	$72	$24
A summary of non-marketable equity securities and equity method investment balances as of March 31, 2023 and December 31, 2022 are as follows (in millions):

	March 31, 2023	December 31, 2022
Equity method investments	$19	$20
Non-marketable equity securities	5	5
Total	$24	$25
4.VARIABLE INTEREST ENTITIES
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
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as of March 31, 2023 and December 31, 2022 (in millions):

	March 31, 2023	December 31, 2022
Assets
Restricted cash	$1,494	$636
Real estate inventory, net	2,007	4,408
Other(1)	43	38
Total assets	$3,544	$5,082
Liabilities
Non-recourse asset-backed debt	$3,179	$4,396
Other(2)	31	72
Total liabilities	$3,210	$4,468
________________
(1)Includes escrow receivable and other current assets.
(2)Includes accounts payable and other accrued liabilities and interest payable.
The creditors of the VIEs generally do not have recourse to the Company’s general credit solely by virtue of being creditors of the VIEs. However, certain of the financial covenants included in the inventory financing facilities to which the VIEs are party are calculated by reference to Opendoor Labs Inc. and its consolidated subsidiaries' assets and liabilities. As a result, under certain circumstances, this may limit the Company's flexibility to transfer assets from Opendoor subsidiaries to the Parent Company. See “Note 5 — Credit Facilities and Long-Term Debt” for further discussion of the recourse obligations with respect to the VIEs.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
5.CREDIT FACILITIES AND LONG-TERM DEBT
The following tables summarize certain details related to the Company's credit facilities and long-term debt as of March 31, 2023 and December 31, 2022 (in millions, except interest rates):

		Outstanding Amount
March 31, 2023	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$183	$—	7.43%	June 7, 2024	June 7, 2024
Revolving Facility 2018-3	1,000	—	—	6.82%	October 20, 2025	October 20, 2025
Revolving Facility 2019-1	600	—	—	7.34%	June 30, 2023	June 30, 2023
Revolving Facility 2019-2	1,850	—	—	6.83%	July 8, 2023	July 8, 2024
Revolving Facility 2019-3	925	—	—	—%	April 5, 2024	April 4, 2025
Revolving Facility 2022-1	300	172	—	8.68%	May 9, 2023	October 31, 2023
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	400	—	400	3.48%	April 1, 2024	April 1, 2025
Term Debt Facility 2021-S2	600	—	500	3.20%	September 10, 2024	September 10, 2025
Term Debt Facility 2021-S3	1,000	—	750	3.75%	January 31, 2027	July 31, 2027
Term Debt Facility 2022-S1	250	—	250	4.07%	March 1, 2025	September 1, 2025
Total	$7,925	$355	$1,900
Issuance Costs		—	(16)
Carrying Value		$355	$1,884

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	2,300	—	800	10.00%	April 1, 2025	April 1, 2026
Term Debt Facility 2022-M1	500	—	150	10.00%	September 15, 2025	September 15, 2026
Total	$2,800	$—	$950
Issuance Costs			(10)
Carrying Value			$940

Total Non-Recourse Asset-backed Debt	$10,725	$355	$2,824

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)

	Outstanding Amount
December 31, 2022	Current	Non-Current	Weighted Average Interest Rate
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$472	$—	4.86%
Revolving Facility 2018-3	194	—	3.98%
Revolving Facility 2019-1	55	—	4.41%
Revolving Facility 2019-2	167	—	3.92%
Revolving Facility 2019-3	—	—	3.86%
Revolving Facility 2022-1	289	—	8.15%
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	—	400	3.48%
Term Debt Facility 2021-S2	—	500	3.20%
Term Debt Facility 2021-S3	—	750	3.75%
Term Debt Facility 2022-S1	—	250	4.07%
Term Debt Facility 2022-S2	200	—	8.48%
Total	$1,377	$1,900
Issuance Costs	(1)	(17)
Carrying Value	$1,376	$1,883

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	$—	$1,000	10.00%
Term Debt Facility 2022-M1	$—	$150	10.00%
Total	$—	$1,150
Issuance Costs		(13)
Carrying Value		$1,137

Total Non-Recourse Asset-backed Debt	$1,376	$3,020
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
As of March 31, 2023, the Company had total borrowing capacity with respect to its non-recourse asset-backed debt of $10.7 billion. Borrowing capacity amounts under non-recourse asset-backed debt as reflected in the table above are in some cases not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. Any amounts repaid for senior term and mezzanine term debt facilities reduce total borrowing capacity as repaid amounts are not available to be reborrowed. As of March 31, 2023, the Company had committed borrowing capacity with respect to the Company’s non-recourse asset-backed debt of $4.9 billion; this committed borrowing capacity is comprised of $2.0 billion for senior revolving credit facilities, $1.9 billion for senior term debt facilities, and $1.0 billion for mezzanine term debt facilities.

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
Borrowings under the senior revolving credit facilities accrue interest at various floating rates based on a London Interbank Offered Rate ("LIBOR") or a secured overnight financing rate ("SOFR"), plus a margin that varies by facility. Effective November 2022, all such floating rates are based on SOFR. The Company may also pay fees on certain unused portions of committed borrowing capacity. The Company’s senior revolving credit facility arrangements typically include upfront fees that may be paid at execution of the applicable agreements or be earned at execution and payable over time. These facilities are generally fully prepayable at any time without penalty other than customary breakage costs.
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
Borrowings under the senior term debt facilities accrue interest at a fixed rate with the exception of Term Debt Facility 2022-S2, which accrued interest at a floating rate based on SOFR plus a margin. The Company's senior term debt facilities may include upfront issuance costs that are capitalized as part of the facilities' respective carrying values. These facilities are fully prepayable at any time but may be subject to certain customary prepayment penalties.
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
The terms of these inventory financing facilities and related financing documents require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). Certain of these financial covenants are calculated by reference to Opendoor Labs Inc. and its consolidates subsidiaries' assets and liabilities. As a result, under certain circumstances, this may limit our flexibility to transfer assets from Opendoor subsidiaries to the Parent Company. At March 31, 2023 and December 31, 2022, $500 million and $565 million, respectively, of the Company's net assets are restricted as they reflect minimum net asset requirements at Opendoor Labs Inc. As of March 31, 2023, the Company was in compliance with all financial covenants and no event of default had occurred.
Mortgage Financing
In 2022, the Company ceased providing correspondent lending or mortgage brokering services. As a result, the Company no longer requires mortgage financing and terminated its master repurchase agreement (the “Repurchase Agreement”) in October 2022.
From March 2019 through its exit of mortgage lending and brokering services, the Company utilized the Repurchase Agreement to provide capital for Opendoor Home Loans. The facility, which was classified as a current liability on the Company’s condensed consolidated balance sheets, provided short-term financing between the issuance of a mortgage loan and when Opendoor Home Loans sold the loan to an investor. In accordance with the Repurchase Agreement, the lender agreed to pay Opendoor Home Loans a negotiated purchase price for eligible loans and Opendoor Home Loans simultaneously agreed to repurchase such loans from the lender within a specified timeframe and at an agreed upon price that included interest. Opendoor Labs Inc. was the guarantor with respect to the Repurchase Agreement and the obligation to repurchase loans previously transferred under the arrangement for the benefit of the lender. This financing arrangement was an important component of Opendoor Home Loans’ operations as a correspondent lender.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
Convertible Senior Notes
In August 2021, the Company issued 0.25% senior notes due in 2026 (the “2026 Notes”) with an aggregate principal amount of $978 million. The tables below summarizes certain details related to the 2026 Notes (in millions, except interest rates):

March 31, 2023	Remaining Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2026 Notes	$789	$(15)	$774

March 31, 2023	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	Semi-Annual Interest Payment Dates	Conversion Rate	Conversion Price
2026 Notes	August 15, 2026	0.25%	0.78%	February 15; August 15	51.9926	$19.23
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
In March 2023, the Company entered into separate, privately negotiated transactions to repurchase a portion of the outstanding 2026 Notes (“Repurchased 2026 Notes”). The holders of the Repurchased 2026 Notes exchanged $189 million in aggregate principal amount for an aggregate payment of $101 million in cash for full settlement of the principal value and accrued interest on such date. The Company accounted for the repurchase as a debt extinguishment. Accordingly, on the repurchase date, the Company: (i) reduced the carrying value of the Repurchased 2026 Notes by $189 million, (ii) reduced outstanding deferred issuance costs by $3 million, (iii) incurred fees of $1 million and (iv) recorded $84 million of gain on debt extinguishment. The Company elected to leave the Capped Calls associated with the Repurchased 2026 Notes outstanding.
For the three months ended March 31, 2023, total interest expense on the Company's convertible senior notes was $2 million, with coupon interest of $1 million and amortization of debt issuance costs of $1 million.
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
6.FAIR VALUE DISCLOSURES
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

March 31, 2023	Balance at Fair Value	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$95	$—	$95	$—
Equity securities	12	12	—	—
Asset-backed securities	1	—	1	—
Total assets	$108	$12	$96	$—

December 31, 2022	Balance at Fair Value	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$122	$—	$122	$—
Equity securities	11	11	—	—
Certificates of deposit	9	—	9	—
Asset-backed securities	2	—	2	—
Other current assets:
Mortgage loans held for sale	1	—	1	—
Total assets	$145	$11	$134	$—
Fair Value of Financial Instruments
The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis (in millions):

	March 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$1,143	$1,143	$1,143	$—
Restricted cash	1,515	1,515	1,515	—
Liabilities:
Non-recourse asset-backed debt	$3,179	$3,205	$—	$3,205
Convertible senior notes	774	389	—	389

	December 31, 2022
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$1,137	$1,137	$1,137	$—
Restricted cash	654	654	654	—
Liabilities:
Non-recourse asset-backed debt	$4,396	$4,427	$—	$4,427
Convertible senior notes	959	391	—	391

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)

7.PROPERTY AND EQUIPMENT
Property and equipment as of March 31, 2023 and December 31, 2022, consisted of the following (in millions):

	March 31, 2023	December 31, 2022
Internally developed software	$115	$105
Security systems	19	18
Computers	13	13
Software implementation costs	4	4
Furniture and fixtures	3	3
Office equipment	3	3
Leasehold improvements	2	2
Total	159	148
Accumulated depreciation and amortization	(100)	(90)
Property and equipment – net	$59	$58
Depreciation and amortization expense of $10 million and $9 million was recorded for the three months ended March 31, 2023 and 2022, respectively.
8.GOODWILL AND INTANGIBLE ASSETS
For the three months ended March 31, 2023, there were no additions to goodwill. For the year ended December 31, 2022 the carrying amount of goodwill increased by $4 million due to acquisitions. For more information on significant acquisitions, refer to “Note 13 — Business Acquisition”. No impairment of goodwill was identified for the three months ended March 31, 2023 and 2022.
Intangible assets subject to amortization consisted of the following as of March 31, 2023 and December 31, 2022, respectively (in millions, except years):

March 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Developed technology	$17	$(10)	$7	1.5
Customer relationships	7	(5)	2	1.4
Trademarks	5	(4)	1	1.4
Intangible assets – net	$29	$(19)	$10

December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Developed technology	$17	$(9)	$8	1.8
Customer relationships	7	(5)	2	1.7
Trademarks	5	(3)	2	1.7
Intangible assets – net	$29	$(17)	$12

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
Amortization expense for intangible assets was $2 million and $2 million for the three months ended March 31, 2023 and 2022, respectively.
As of March 31, 2023, expected amortization of intangible assets is as follows:

Fiscal Years	(In millions)
Remainder of 2023	$5
2024	5
Total	$10
9.SHARE-BASED AWARDS
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
A summary of the stock option activity for the three months ended March 31, 2023, is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance-December 31, 2022	10,712	$2.13	3.5	$1
Exercised	(1,335)	1.01
Expired	(11)	3.09
Balance-March 31, 2023	9,366	$2.29	3.6	$3
Exercisable-March 31, 2023	9,366	$2.29	3.6	$3
A summary of the RSU activity for the three months ended March 31, 2023, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested and outstanding-December 31, 2022	54,547	$10.29
Granted	34,561	1.48
Vested	(8,241)	6.39
Forfeited	(4,051)	8.28
Unvested and outstanding-March 31, 2023	76,816	$5.56

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
ESPP
The first offering period for the Company's 2020 ESPP began on March 1, 2022. The ESPP, pursuant to Internal Revenue Code Section 423, allows eligible participants to purchase shares using payroll deductions of up to 15% of their total compensation, subject to a $25,000 calendar year limitation on contributions. The Company has limited the maximum number of shares to be purchased in an offering period to 1,000 shares per employee. Beginning in March 2023, the maximum number of shares to be purchased in an offering period was increased to 10,000 shares per employee, 5,000 per purchase period. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount on the lower price of either (i) the offer period start date or (ii) the purchase date. Prior to March 2023, each offering period was six months in duration. Beginning in March 2023, each offering period is 12 months in duration, with two 6-month purchase periods. The ESPP also includes a reset provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date. ESPP employee payroll contributions withheld as of March 31, 2023 were $0.5 million and are included within Accounts payable and other accrued liabilities in the condensed consolidated balance sheets. Payroll contributions withheld as of March 31, 2023 will be used to purchase shares at the end of the current ESPP purchase period ending on August 31, 2023.
The fair value of ESPP purchase rights is estimated at the date of grant using the Black-Scholes option-pricing valuation model. The following assumptions were applied in the model to estimate the grant-date fair value of the ESPP.

Three Months Ended March 31, 2023
Fair value	$0.64 – $0.81
Volatility	119%
Risk-free rate	5.06% – 5.20%
Expected life (in years)	0.5 – 1.0
Expected dividend	$—
The Company recognized stock-based compensation expense related to the ESPP of $0.4 million during the three months ended March 31, 2023. As of March 31, 2023, total estimated unrecognized compensation expense related to the ESPP was $2 million. The unamortized compensation costs are expected to be recognized over the remaining term of the offering period of 0.9 years.
Stock-based compensation expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function as presented in the condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
	2023	2022
General and administrative	$27	$51
Sales, marketing and operations	4	4
Technology and development	11	12
Total stock-based compensation expense	$42	$67
During the three months ended March 31, 2023, no market condition awards satisfied their market condition.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
As of March 31, 2023, there was $354 million of unamortized stock-based compensation costs related to unvested RSUs. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.1 years.
10.WARRANTS
Marketing Warrants
On July 28, 2022, the Company entered into a warrant agreement with Zillow, Inc. (“Zillow”) in connection with a partnership arrangement that allows for Zillow to purchase up to 6 million shares of common stock that will vest in tranches (each, a “Tranche”) upon Zillow providing resale marketing services to the Company. Each Tranche will have an exercise price per share equal to the 30-day trailing volume weighted average price per share of Opendoor Common Stock (“VWAP”) prior to the vesting date of that Tranche, subject to a $15 floor and $30 cap per share. After a Tranche has vested, the Tranche can be exercised via a cash payment or a cashless exercise; provided that the Company has the option to cash settle any exercise. The warrant expires in July 2027, subject to extension for an additional Tranche and early termination under limited circumstances. Zillow began providing marketing services under the partnership arrangement in March 2023. As of March 31, 2023, no warrant shares had vested.
11.INCOME TAXES
The Company's tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter.
The Company’s provision for income taxes, which was primarily composed of state tax expense, was $0.3 million for the three months ended March 31, 2023 with an effective tax rate of (0.26)%. The Company's provision for income taxes was $0.3 million for the three months ended March 31, 2022 with an effective tax rate of 1.00%. The effective tax rate differs from the U.S. statutory tax rate primarily due to the recording of a full valuation allowance against the net deferred tax assets.
The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, including a three-year cumulative loss position, the Company believes that based on the weight of available evidence, it is more likely than not that all of the deferred tax assets will not be realized and recorded a full valuation allowance on its net deferred tax assets as of March 31, 2023 and December 31, 2022.
12.NET (LOSS) INCOME PER SHARE
Basic net (loss) income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. During the periods when there is a net loss, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. No dividends were declared or paid for the three months ended March 31, 2023 or 2022.
The Company uses the two-class method to calculate net (loss) income per share and apply the more dilutive of the two-class method, treasury stock method or if-converted method to calculate diluted net (loss) income per share. Undistributed earnings for each period are allocated to participating securities, based on the contractual participation rights of the security to share in the current earnings as if all current period earnings had been distributed. As there is no contractual obligation for participating securities to share in losses, the Company’s basic net (loss) income per share is computed by dividing the net (loss) income attributable to common shareholders by the weighted-average shares of common stock outstanding during periods with undistributed losses.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share attributable to common shareholders for the three months ended March 31, 2023 and 2022 (in millions, except share amounts which are presented in thousands, and per share amounts):

	Three Months Ended March 31,
	2023	2022
Basic and diluted net (loss) income per share:
Numerator:
Net (loss) income attributable to common shareholders – basic	$(101)	$28
Denominator:
Weighted average shares outstanding – basic	641,916	619,137
Basic net (loss) income per share	$(0.16)	$0.05
Diluted net (loss) income per share:
Numerator:
Net (loss) income attributable to common shareholders – diluted	$(101)	$28
Denominator:
Weighted average shares outstanding – basic	641,916	619,137
Plus: Potential common shares:
RSUs	—	11,043
Options	—	10,104
Restricted Shares	—	501
Weighted average shares outstanding - diluted	641,916	640,785
Diluted net (loss) income per share	$(0.16)	$0.04
There were no preferred dividends declared or accumulated for the periods presented.
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended March 31,
	2023	2022
RSUs	76,816	36,034
Options	9,366	150
Employee Stock Purchase Plan	3,396	439
Total anti-dilutive securities	89,578	36,623
13.BUSINESS ACQUISITION
On November 4, 2022, the Company acquired TaxProper Inc. in exchange for $10 million in cash consideration. Acquired intangible assets consist of developed technology valued at $7 million and are being amortized over two years. Goodwill attributed to the TaxProper acquisition was $2 million.
14.COMMITMENTS AND CONTINGENCIES
Lease Commitments
During the three months ended March 31, 2023, the Company did not enter into any material new leases, lease renewals, or lease modifications.

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
On October 7, 2022 and November 22, 2022, purported securities class action lawsuits were filed in the United States District Court for the District of Arizona, captioned Alich v. Opendoor Technologies Inc., et al. (Case No. 2:22-cv-01717-JFM) (“Alich”) and Oakland County Voluntary Employee’s Beneficiary Association, et al. v. Opendoor Technologies Inc., et al. (Case No. 2:22-cv-01987-GMS) (“Oakland County”), respectively. The lawsuits were consolidated into a single action, captioned In re Opendoor Technologies Inc. Securities Litigation (Case No. 2:22-CV-01717-MTL). The consolidated amended complaint names as defendants the Company, Social Capital Hedosophia Holdings Corp. II (SCH"), certain of the Company’s current and former officers and directors and the underwriters of a securities offering the Company made in February 2021. The complaint alleges that the Company and certain officers violated Section 10(b) of the Exchange Act and SEC Rule 10b-5, and that the Company, SCH, certain officers and directors and the underwriters violated Section 11 of the Securities Act, in each case by making materially false or misleading statements related to the effectiveness of the Company’s pricing algorithm. The plaintiffs also allege that certain defendants violated Section 20(a) of the Exchange Act and Section 15 of the Securities Act, respectively, which provide for control person liability. The complaint asserts claims on behalf of all persons and entities that purchased, or otherwise acquired, Company common stock between December 21, 2020 and November 3, 2022 or pursuant to offering documents issued in connection with our business combination with SCH and the secondary public offerings conducted by the Company in February 2021. The plaintiffs seek class certification, an award of unspecified compensatory damages, an award of interest and reasonable costs and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper. We believe that the allegations in the complaints are without merit and we intend to vigorously defend ourselves in the matter.
On March 1, 2023 and March 15, 2023, shareholder derivative lawsuits were filed in the United States District Court for the District of Arizona, captioned Carlson v. Rice, et al. (Case No. 2:23-cv-00367-GMS) and Van Dorn v. Wu, et al. (Case No. 2:23-cv-00455-DMF), respectively. The lawsuits were consolidated into a single action, captioned Carlson v. Rice (Case No. 2:23-CV-00367-GMS). The complaints are based on the same facts and circumstances as In re Opendoor Technologies Inc. Securities Litigation and name certain officers and directors of the Company as defendants. The defendants are alleged to have violated Section 10(b) of the Exchange Act and SEC Rule 10b-5 and breached fiduciary duties. The plaintiffs seek to maintain the derivative actions on behalf of the Company, an award of unspecified compensatory damages, an order directing the Company to reform its corporate governance and internal procedures, restitutionary relief, an award of interest and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper.
15.SUBSEQUENT EVENTS
On April 18, 2023, the Company announced a workforce reduction of approximately 560 employees, representing approximately 22% of our workforce at that time and primarily impacting volume-based roles. We are providing post-employment benefits to impacted employees for a total cash cost of approximately $10 million, which we expect will be recognized in the second quarter of fiscal 2023 and paid primarily during the same period.
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
This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Forward-Looking Statements,” “Risk Factors” or in other parts of this Quarterly Report on Form 10-Q, and in “Part I - Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”).
Overview
Opendoor’s mission is to power life’s progress, one move at a time. Residential real estate is a trillion dollar industry underpinned by a process that is complicated, time-consuming, stressful, and offline. We believe all consumers deserve to buy, sell, and move between homes with simplicity and confidence, and we have dedicated the last nine years to delivering on this vision. We have built unique pricing and operations capabilities to become one of the largest buyers and sellers of homes in the United States. We have helped customers to buy or sell homes in over 226,000 transactions and expand our footprint to 53 markets across the country.
Financial Highlights

	Three Months Ended March 31,
(in millions, except percentages, homes sold, number of markets, and homes in inventory)	2023	2022	Change
Revenue	$3,120	$5,151	$(2,031)
Homes sold	8,274	12,669	(4,395)
Gross profit	$170	$535	$(365)
Gross margin	5.4%	10.4%
Net (loss) income	$(101)	$28	$(129)
Adjusted Net (Loss) Income	$(409)	$99	$(508)
Contribution Profit	$(241)	$332	$(573)
Contribution Margin	(7.7)%	6.4%
Adjusted EBITDA	$(341)	$176	$(517)
Adjusted EBITDA Margin	(10.9)%	3.4%
Number of markets (at period end)	53	45	8
Inventory (at period end)	$2,118	$4,664	$(2,546)
Homes in inventory (at period end)	6,261	13,360	(7,099)
Current Housing Environment
We have spent the last 12 months navigating the steepest transition in the housing market in decades. While we are seeing some signs of stabilization in mortgage rates, home sellers continue to be on the sidelines with new listings down significantly in the first quarter of 2023 versus the prior year’s quarterly peak. Market clearance is trending better than expected as a result of this lack of supply, but the outlook for home prices continues to be uncertain.
Given this macro environment, we are continuing to operate with caution and discipline. Specifically, we are expanding our partnership channels to attract more sellers to the platform as we maintain high spreads in our offers. We are also driving operational efficiencies to improve our cost structure so that we can deliver higher, more durable unit economics long term.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
With housing transaction volumes expected to remain low in the near-term, we have right-sized our operating capacity and overall cost structure to reflect these volume expectations. In April 2023, we announced a workforce reduction of approximately 22% or 560 employees, primarily focused on volume-based roles. We expect this to deliver over $50 million in annualized savings.
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
We are continuing to iterate on our marketplace product, which enables our sellers to connect directly with our buyers thereby expanding our target audience to additional sellers. We expect this marketplace to reduce our inventory exposure, capital intensity and macroeconomic risk, which we believe has the potential to positively impact our results.
We also launched our new partnership agreement with Zillow, Inc. in early 2023, allowing home sellers on the Zillow, Inc. platform to request an offer directly from Opendoor, and creating an additional channel for us to drive brand awareness and acquire customers.
Market Footprint
We operated in 53 markets as of March 31, 2023. The following table represents the number of markets as of the periods presented:

	March 31,	Year Ended December 31,
(in whole numbers)	2023	2022	2021	2020
Number of markets (at period end)	53	53	44	21
Due to the deteriorating macro environment in 2022, we slowed down our new market expansion plans.
We view the first year of a market launch as an investment period during which we refine our pricing models, renovation strategies and cost structure. Historically, we have seen underwriting performance for purchase cohorts in new markets improve approximately one year after initial launch. However, given our “risk-off” stance and our reduced acquisition pace, we expect our newer markets will grow slower than prior cohorts.
Adjacent Services
We believe home sellers and buyers value simplicity and certainty. To that end, we are building an online, integrated suite of home services, which currently include title insurance, escrow services and brokerage services.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Unit Economics
We view Contribution Margin as a key measure of unit economic performance. Our long-term financial performance depends, in part, on continuing to maintain and expand unit margins through the following initiatives:
•Optimization and enhancements of our pricing engine
•Platform efficiency improvements through greater automation and self-service
•Incremental attach of services, which supplement the core transaction margin profile
•Expansion of our marketplace product offering, which will reduce our inventory exposure and capital intensity, and eliminate any holding and selling costs associated with taking ownership of the home
Inventory Management
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
Our performance in the first quarter of 2023 reflects the sharp transition in the housing market from peak levels earlier 2022 to lower transaction velocity and home price appreciation well beyond typical seasonal trends. Given these macroeconomic pressures, we have been focused on managing for overall inventory health and risk. As part of that focus, we have continued to adjust down listed prices on our inventory to stay in-line with the market and drive resale clearance. Related to those price actions, we have recorded inventory valuation adjustments of $23 million during the three months ended March 31, 2023. We have also proactively reduced our acquisition pace via higher spreads embedded in our offers and lower marketing investment. While this allows us to manage overall inventory growth, we expect future margins on those acquisition cohorts to be in-line with our expectations for positive contribution margins. We expect to resume a higher acquisition pace as the housing market stabilizes.
As one key measure of inventory management performance, we evaluate our portfolio metrics relative to the broader market (as observed on the multiple listing services (“MLS”)). One such metric is our percentage of homes “on the market” for greater than 120 days as measured from initial listing date. As of March 31, 2023, such homes represented 59% of our portfolio, compared to 23% for the broader market when filtered for the types of homes we are able to underwrite and acquire in a given market based on characteristics such as price range, home type, home location, year built and lot size (which we refer to as our “buybox”). This metric is impacted by the mix of homes in our inventory. Beginning early in the third quarter of 2022, we significantly reduced our offer pace and subsequent closings of new home acquisitions in light of our risk management objective and overall macroeconomic uncertainty. When newly acquired homes represent a smaller proportion of our overall inventory, average days on market for our portfolio generally increases and we expect this trend to continue for the first half of 2023.
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
Adjusted Gross (Loss) Profit and Contribution (Loss) Profit
To provide investors with additional information regarding our margins and return on inventory acquired, we have included Adjusted Gross (Loss) Profit and Contribution (Loss) Profit, which are non-GAAP financial measures. We believe that Adjusted Gross (Loss) Profit and Contribution (Loss) Profit are useful financial measures for investors as they are supplemental measures used by management in evaluating unit level economics and our operating performance. Each of these measures is intended to present the economics related to homes sold during a given period. We do so by including revenue generated from homes sold (and adjacent services) in the period and only the expenses that are directly attributable to such home sales, even if such expenses were recognized in prior periods, and excluding expenses related to homes that remain in inventory as of the end of the period. Contribution (Loss) Profit provides investors a measure to assess Opendoor’s ability to generate returns on homes sold during a reporting period after considering home purchase costs, renovation and repair costs, holding costs and selling costs.
Adjusted Gross (Loss) Profit and Contribution (Loss) Profit are supplemental measures of our operating performance and have limitations as analytical tools. For example, these measures include costs that were recorded in prior periods under GAAP and exclude, in connection with homes held in inventory at the end of the period, costs required to be recorded under GAAP in the same period. Accordingly, these measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. We include a reconciliation of these measures to the most directly comparable GAAP financial measure, which is gross (loss) profit.
Adjusted Gross (Loss) Profit / Margin
We calculate Adjusted Gross (Loss) Profit as gross (loss) profit under GAAP adjusted for (1) inventory valuation adjustment in the current period, and (2) inventory valuation adjustment in prior periods. Inventory valuation adjustment in the current period is calculated by adding back the inventory valuation adjustments recorded during the period on homes that remain in inventory at period end. Inventory valuation adjustment in prior periods is calculated by subtracting the inventory valuation adjustments recorded in prior periods on homes sold in the current period. We define Adjusted Gross Margin as Adjusted Gross (Loss) Profit as a percentage of revenue. See “—Critical Accounting Policies and Estimates— Real Estate Inventory” for detailed discussion of inventory valuation adjustment.
We view this metric as an important measure of business performance as it captures gross margin performance isolated to homes sold in a given period and provides comparability across reporting periods. Adjusted Gross (Loss) Profit helps management assess home pricing, service fees and renovation performance for a specific resale cohort.
Contribution (Loss) Profit / Margin
We calculate Contribution (Loss) Profit as Adjusted Gross (Loss) Profit, minus certain costs incurred on homes sold during the current period including: (1) holding costs incurred in the current period, (2) holding costs incurred in prior periods, and (3) direct selling costs. The composition of our holding costs is described in the footnotes to the reconciliation table below. Contribution Margin is Contribution (Loss) Profit as a percentage of revenue.

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
The following table presents a reconciliation of our Adjusted Gross (Loss) Profit and Contribution (Loss) Profit to our gross (loss) profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
(in millions, except percentages)	2023	2022
Gross profit (GAAP)	$170	$535
Gross Margin	5.4%	10.4%
Adjustments:
Inventory valuation adjustment – Current Period(1)(2)	23	8
Inventory valuation adjustment – Prior Periods(1)(3)	(295)	(31)
Adjusted Gross (Loss) Profit	$(102)	$512
Adjusted Gross Margin	(3.3)%	9.9%
Adjustments:
Direct selling costs(4)	(85)	(136)
Holding costs on sales – Current Period(5)(6)	(13)	(16)
Holding costs on sales – Prior Periods(5)(7)	(41)	(28)
Contribution (Loss) Profit	$(241)	$332
Contribution Margin	(7.7)%	6.4%
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
Adjusted Net (Loss) Income and Adjusted EBITDA
We also present Adjusted Net (Loss) Income and Adjusted EBITDA, which are non-GAAP financial measures that management uses to assess our underlying financial performance. These measures are also commonly used by investors and analysts to compare the underlying performance of companies in our industry. We believe these measures provide investors with meaningful period over period comparisons of our underlying performance, adjusted for certain charges that are non-recurring, non-cash, not directly related to our revenue-generating operations, not aligned to related revenue, or not reflective of ongoing operating results that vary in frequency and amount.
Adjusted Net (Loss) Income and Adjusted EBITDA are supplemental measures of our operating performance and have important limitations. For example, these measures exclude the impact of certain costs required to be recorded under GAAP.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
These measures also include inventory valuation adjustments that were recorded in prior periods under GAAP and exclude, in connection with homes held in inventory at the end of the period, inventory valuation adjustments required to be recorded under GAAP in the same period. These measures could differ substantially from similarly titled measures presented by other companies in our industry or companies in other industries. Accordingly, these measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. We include a reconciliation of these measures to the most directly comparable GAAP financial measure, which is net (loss) income.
Adjusted Net (Loss) Income
We calculate Adjusted Net (Loss) Income as GAAP net (loss) income adjusted to exclude non-cash expenses of stock-based compensation, equity securities fair value adjustment, and intangibles amortization expense. It excludes expenses that are not directly related to our revenue-generating operations such as legal contingency accruals. It excludes (gain) loss on extinguishment of debt as these expenses were incurred as a result of decisions made by management to repay portions of our outstanding credit facilities early; these expenses are not reflective of ongoing operating results and vary in frequency and amount. Adjusted Net (Loss) Income also aligns the timing of inventory valuation adjustments recorded under GAAP to the period in which the related revenue is recorded in order to improve the comparability of this measure to our non-GAAP financial measures of unit economics, as described above. Our calculation of Adjusted Net (Loss) Income does not currently include the tax effects of the non-GAAP adjustments because our taxes and such tax effects have not been material to date.
Adjusted EBITDA
We calculated Adjusted EBITDA as Adjusted Net (Loss) Income adjusted for depreciation and amortization, property financing and other interest expense, interest income, and income tax expense. Adjusted EBITDA is a supplemental performance measure that our management uses to assess our operating performance and the operating leverage in our business.
The following table presents a reconciliation of our Adjusted Net (Loss) Income and Adjusted EBITDA to our net (loss) income, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
(in millions, except percentages)	2023	2022
Net (loss) income (GAAP)	$(101)	$28
Adjustments:
Stock-based compensation	42	67
Equity securities fair value adjustment(1)	(1)	22
Intangibles amortization expense(2)	2	2
Inventory valuation adjustment – Current Period(3)(4)	23	8
Inventory valuation adjustment — Prior Periods(3)(5)	(295)	(31)
(Gain) loss on extinguishment of debt	(78)	—
Legal contingency accrual and related expenses	—	3
Other(6)	(1)	—
Adjusted Net (Loss) Income	$(409)	$99
Adjustments:
Depreciation and amortization, excluding amortization of intangibles and right of use assets	12	9
Property financing(7)	60	58
Other interest expense(8)	14	10
Interest income(9)	(18)	—
Adjusted EBITDA	$(341)	$176
Adjusted EBITDA Margin	(10.9)%	3.4%
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
(6)Includes primarily sublease income and income from equity method investments.
(7)Includes interest expense on our non-recourse asset-backed debt facilities.
(8)Includes amortization of debt issuance costs and loan origination fees, commitment fees, unused fees, other interest related costs on our asset-backed debt facilities, interest expense related to the 2026 convertible senior notes outstanding, and interest expense on other secured borrowings.
(9)Consists mainly of interest earned on cash, cash equivalents, restricted cash and marketable securities.
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
Cost of Revenue
Cost of revenue includes the property purchase price, acquisition costs and direct costs to renovate or repair the home. These costs are accumulated in real estate inventory during the property holding period and charged to cost of revenue under the specific identification method when the property is sold. Real estate inventory is reviewed for valuation adjustments at least quarterly. If the carrying amount for a given home is not expected to be recovered, an inventory valuation adjustment is recorded to cost of revenue and the home's carrying value is adjusted to its net realizable value. Additionally, for our revenue other than home sales revenue, cost of revenue consists of any costs incurred in delivering the service, including associated headcount expenses such as salaries, benefits and stock-based compensation.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Technology and Development Expense
Technology and development expense consists primarily of headcount expenses, including salaries, benefits and stock-based compensation for employees in the design, development, testing, maintenance and operation of our mobile applications, websites, tools, applications, and mobile apps that support our products. Technology and development expense also includes amortization of capitalized software development costs and third-party software and hosting costs.
Gain on Extinguishment of Debt
Gain on extinguishment of debt is the result of the Company’s partial repurchase of the 2026 Notes at a discount net of unamortized deferred costs associated with the 2026 Notes. The amount is offset by the termination of a debt facility as well as unamortized deferred costs associated with the facility. See Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 5. Credit Facilities and Long-Term Debt—Convertible Senior Notes for additional information regarding the 2026 Notes.
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
Other Income (Loss) — Net
Other income (loss) -net consists primarily of changes in fair value of, and dividend income from, our investment in equity securities as well as interest income on our Cash and Restricted cash balances and from our investment in money market funds, time deposits, and debt securities.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Three Months Ended March 31,		Change in
(in thousands, except percentages)	2023	2022	$	%
Revenue	$3,120	$5,151	$(2,031)	(39)%
Cost of revenue	2,950	4,616	(1,666)	(36)%
Gross profit	170	535	(365)	(68)%
Operating expenses:
Sales, marketing and operations	188	276	(88)	(32)%
General and administrative	66	101	(35)	(35)%
Technology and development	40	40	—	—%
Total operating expenses	294	417	(123)	(29)%
(Loss) income from operations	(124)	118	(242)	(205)%
Gain on extinguishment of debt	78	—	78	N/M
Interest expense	(74)	(68)	(6)	9%
Other income (loss)-net	19	(22)	41	(186)%
(Loss) income before income taxes	(101)	28	(129)	(461)%
Income tax expense	—	—	—	N/M
Net (loss) income	$(101)	$28	$(129)	(461)%
N/M - Not meaningful.

Revenue
Revenue decreased by $2.0 billion, or 39%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease in revenue was primarily attributable to lower sales volumes as well as lower revenue per home in the first quarter of 2023. We sold 8,274 homes during the three months ended March 31, 2023, compared to 12,669 homes during the three months ended March 31, 2022, representing a decrease of 35%. Revenue per home sold decreased 7% between the same periods. The decrease in sales volumes and revenue per home is largely due to the series of Federal Funds Rate increases implemented by the U.S. Federal Reserve Board starting in March 2022 in reaction to persistent inflationary pressures. These rate increases resulted in a decline in housing affordability, which drove a sharp pullback in home buyer demand and precipitated a rapid slowdown in both transaction velocity and home price appreciation (“HPA”) in the second half of 2022 and continuing into early 2023.
Cost of Revenue and Gross Profit
Cost of revenue decreased by $1.7 billion, or 36%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease in cost of revenue was primarily attributable to lower sales volumes and a 2% decrease in cost of revenue per home due to the rapid slowdown in transaction velocity and HPA discussed above.
Gross profit decreased from $535 million to $170 million and gross margin decreased from 10.4% to 5.4% for the three months ended March 31, 2022 and March 31, 2023, respectively. For the same periods, Adjusted Gross Margin decreased from 9.9% to (3.3)%. The decrease in gross margin reflects the fast downturn in the housing market due to macroeconomic conditions, resulting in market conditions at the time of sale to be weaker than we believed they would be at the time of pricing our inventory acquisitions. In addition, we have prioritized risk management and resale clearance at the expense of resale margin performance in order to clear homes acquired prior to the shift in market conditions. Adjusted gross margin for the three months ended March 31, 2023 is further impacted by $295 million of inventory valuation adjustments recorded in prior periods on the homes sold in the current period in order to reduce the carrying value of these homes to their net realizable value. Contribution Margin decreased from 6.4% to (7.7)%, due to the reasons noted above as well as increased holding costs due to longer average inventory holding periods. See “— Non-GAAP Financial Measures.”

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Operating Expenses
Sales, Marketing and Operations. Sales, marketing and operations decreased by $88 million, or 32%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily attributable to a $51 million decrease in resale transaction costs and broker commissions, consistent with the 39% decrease in revenue. Property holding costs decreased by $11 million, consistent with decreased inventory levels compared to the three months ended March 31, 2022 . Advertising expense decreased $22 million, from $49 million for the three months ended March 31, 2022 to $27 million for the three months ended March 31, 2023 as we decreased marketing in both existing and new markets.
General and Administrative. General and administrative decreased by $35 million, or 35%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was mainly attributable to a $24 million reduction in stock-based compensation, which was primarily related to the forfeiture of certain executive performance awards. In addition, the Company recorded a $3 million legal contingency accrual during the three months ended March 31, 2022 for the Federal Trade Commission matter which was settled in October 2022, as previously disclosed in our Annual Report. No additional legal expenses were incurred on this matter during the three months ended March 31, 2023.
Technology and Development. Technology and development changed by a nominal amount for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Gain on Extinguishment of Debt
Gain on extinguishment of debt increased by $78 million, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The gain on extinguishment of debt resulted from the Company’s partial repurchase of its 2026 Notes at a discount net of unamortized deferred costs associated with the 2026 Notes, partially offset by expenses related to partial debt extinguishments during the three months ended March 31, 2023.
Interest Expense
Interest expense increased by $6 million, or 9%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily attributable to increases in the floating Benchmark Rates on our asset-backed senior revolving credit facilities, which precipitated the increased utilization of asset-backed senior term debt facilities, which have a slightly higher weighted average interest rate than our revolving facilities offered during the three months ended March 31, 2022. In addition, unused fees increased by $3 million due to lower inventory volumes and less utilization of our credit facilities.
Other Income (Loss) — Net
Other income (loss) – net increased to $19 million from $(22) million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase is primarily related to a $23 million unrealized fair value adjustment recorded on marketable equity securities offset by a $17 million increase in interest income during the three months ended March 31, 2023.
Income Tax Expense
Income tax expense changed by a nominal amount for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities. As of March 31, 2023, we had cash and cash equivalents of $1.1 billion, restricted cash of $1.5 billion, and marketable securities of $108 million. The decline in our cash, cash equivalents and marketable securities balance of $30 million as compared to December 31, 2022 resulted from a combination of operating losses and borrowing less from our asset-backed senior revolving credit facilities relative to our real estate inventory as part of deleveraging of our inventory. The

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
increase in our restricted cash balance of $861 million as compared to December 31, 2022 was a result of the proactive reduction of our acquisition pace via higher spreads embedded in our offers and lower marketing investment, resulting in greater restricted cash available for the future acquisition of real estate inventory.
The Company had total outstanding balances on our asset-backed debt of $3.2 billion and aggregate principal outstanding from convertible senior notes of $789 million. In addition, we had undrawn borrowing capacity of $7.5 billion under our non-recourse asset-backed debt facilities (as described further below), of which $1.9 billion was committed.
In March 2023, we repurchased approximately $189 million in aggregate principal amount of our 2026 Notes as further described in “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 5. Credit Facilities and Long-Term Debt – Convertible Senior Notes” in this Quarterly Report on Form 10-Q. As market conditions warrant, we may, from time to time, repurchase additional outstanding debt securities in the open market, in privately negotiated transactions, by tender offer, by exchange transaction or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity and other factors and may be commenced or suspended at any time. The amounts involved and total consideration paid may be material.
We have incurred losses from inception, with the exception of net income during the three months ended March 31, 2022 and we expect to incur additional losses in the future. Our ability to service our debt, fund working capital, business operations and capital expenditures will depend on our ability to generate cash from operating activities, which is subject to our future operating success, and obtain inventory acquisition financing on reasonable terms, which is subject to factors beyond our control, including general economic, political and financial market conditions.
Our working capital requirements may increase should our inventory balance increase over the remainder of the year. We believe our cash, cash equivalents, and marketable securities together with cash we expect to generate from future operations and borrowings, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Quarterly Report on Form 10-Q.
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
Our asset-backed facilities are each collateralized by a specified pool of assets, consisting of real estate inventory, restricted cash and equity interests in certain consolidated subsidiaries of Opendoor that directly or indirectly own our real estate inventory. The terms of our inventory financing facilities require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). As of March 31, 2023, the Company was in compliance with all financial covenants.
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
The following table summarizes certain details related to our non-recourse asset-backed debt and other secured borrowings as of March 31, 2023 (in millions, except interest rates):

		Outstanding Amount
March 31, 2023	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$183	$—	7.43%	June 7, 2024	June 7, 2024
Revolving Facility 2018-3	1,000	—	—	6.82%	October 20, 2025	October 20, 2025
Revolving Facility 2019-1	600	—	—	7.34%	June 30, 2023	June 30, 2023
Revolving Facility 2019-2	1,850	—	—	6.83%	July 8, 2023	July 8, 2024
Revolving Facility 2019-3	925	—	—	—%	April 5, 2024	April 4, 2025
Revolving Facility 2022-1	300	172	—	8.68%	May 9, 2023	October 31, 2023
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	400	—	400	3.48%	April 1, 2024	April 1, 2025
Term Debt Facility 2021-S2	600	—	500	3.20%	September 10, 2024	September 10, 2025
Term Debt Facility 2021-S3	1,000	—	750	3.75%	January 31, 2027	July 31, 2027
Term Debt Facility 2022-S1	250	—	250	4.07%	March 1, 2025	September 1, 2025
Total	$7,925	$355	$1,900
Issuance Costs		—	(16)
Carrying Value		$355	$1,884

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	2,300	—	800	10.00%	April 1, 2025	April 1, 2026
Term Debt Facility 2022-M1	500	—	150	10.00%	September 15, 2025	September 15, 2026
Total	$2,800	$—	$950
Issuance Costs			(10)
Carrying Value			$940

Total Non-Recourse Asset-backed Debt	$10,725	$355	$2,824
Asset-backed Senior Revolving Credit Facilities
We classify the senior revolving credit facilities as current liabilities on our condensed consolidated balance sheets. In some cases, the borrowing capacity amounts under the asset-backed senior revolving credit facilities as reflected in the table are not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. As of March 31, 2023, we had committed borrowing capacity with respect to asset-backed senior revolving credit facilities of $2.0 billion.

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
Asset-backed Senior Term Debt Facilities
We classify our senior term debt facilities as non-current liabilities in our condensed consolidated balance sheets. The carrying value of the non-current liabilities is reduced by issuance costs of $16 million. In some cases, the borrowing capacity amounts under the asset-backed senior term debt facilities as reflected in the table are not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. As of March 31, 2023, we had committed borrowing capacity with respect to asset-backed senior term debt facilities of $1.9 billion.
The withdrawal period end dates and final maturity dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. Certain of our asset-backed senior term debt facilities also have additional extension options that are subject to lender approval that are not reflected in the table above.
Asset-backed Mezzanine Term Debt Facilities
In addition to the asset-backed senior revolving credit facilities and asset-backed senior term debt facilities, we have issued asset-backed mezzanine term debt facilities which are subordinated to the related senior facilities. The borrowing capacity amounts under the asset-backed mezzanine term debt facilities as reflected in the table are not fully committed and any borrowing above the committed amounts are subject to the applicable lender's discretion. As of March 31, 2023, we had committed borrowing capacity with respect to asset-backed mezzanine term debt facilities of $1.0 billion.
Convertible Senior Notes
In August 2021, we issued the 2026 Notes with an aggregate principal amount of $978 million. The table below summarizes certain details related to our 2026 Notes (in millions), as of March 31, 2023, which includes certain repurchases:

March 31, 2023	Remaining Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2026 Notes	$789	$(15)	$774
See “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 5. Credit Facilities and Long-Term Debt” for additional information regarding our debt and financing arrangements.
Special Purpose Entities
The Company has established certain special purpose entities (“SPEs”) for the purpose of financing the Company’s purchase and renovation of real estate inventory through the issuance of asset-backed debt. The Company is the primary beneficiary of the various variable interest entities (“VIE”) within these financing structures and consolidates these VIEs. See “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 4. Variable Interest Entities” for additional information regarding our VIEs.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as well as the assets, liabilities and equity related to Opendoor Technologies Inc. (Parent Company Only) (“Parent Company”) and subsidiaries that are not VIEs, as of March 31, 2023 (in millions):

		VIE	Non-VIE	Total
CURRENT ASSETS:
Cash and cash equivalents		$—	$1,143	$1,143
Restricted cash		1,494	21	1,515
Marketable securities		—	108	108
Escrow receivable		28	14	42
Real estate inventory		2,179	126	2,305
Inventory valuation adjustment		(172)	(15)	(187)
Real estate inventory, net		2,007	111	2,118
Other current assets		15	31	46
Total current assets		3,544	1,428	4,972
OTHER ASSETS	(1)	—	140	140
TOTAL ASSETS		$3,544	$1,568	$5,112

CURRENT LIABILITIES:
Current senior revolver asset-backed debt		355	—	355
Other current liabilities	(2)	31	57	88
Total current liabilities		386	57	443
Non-current asset-backed mezzanine term debt		940	—	940
Non-current asset-backed senior term debt		1,884	—	1,884
CONVERTIBLE SENIOR NOTES		—	774	774
LEASE LIABILITIES – Net of current portion		—	35	35
TOTAL LIABILITIES		$3,210	$866	$4,076

SHAREHOLDERS’ EQUITY:		$334	$702	$1,036
________________
(1)The Company’s consolidated Other Assets include the following assets as shown in the Condensed Consolidated Balance Sheets: Property and Equipment - Net, $59 million; Right of Use Assets, $39 million; Goodwill, $4 million; Intangibles - Net, $11 million; and Other Assets, $27 million.
(2)The Company’s Other Current Liabilities include the following liabilities as shown in the Condensed Consolidated Balance Sheets: Accounts Payable and Other Accrued Liabilities, $77 million; Interest Payable, $4 million; and Lease Liabilities - Current, $7 million.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in millions)	2023	2022
Net cash provided by operating activities	$2,162	$1,550
Net cash provided by (used in) investing activities	$30	$(38)
Net cash used in financing activities	$(1,325)	$(1,334)
Net increase in cash, cash equivalents, and restricted cash	$867	$178
Net Cash Used in Operating Activities
Net cash provided by operating activities was $2.2 billion and $1.6 billion for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, cash provided by operating activities was primarily driven by the $2.3 billion decrease in real estate inventory. For the three months ended March 31, 2022, cash provided by operating activities was primarily driven by a $1.4 billion decrease in real estate inventory and net income, net of non-cash items of $145 million.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by (used in) investing activities was $30 million and $(38) million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, cash provided by investing activities primarily consisted of a net decrease in marketable securities of $38 million, partially offset by a $8 million increase in property and equipment. For the three months ended March 31, 2022, cash used in investing activities primarily consisted of $25 million for strategic investments in certain privately held companies and $10 million increase in property and equipment.
Net Cash Used in Financing Activities
Net cash used in financing activities was $1.3 billion and $1.3 billion for the three months ended March 31, 2023 and 2022, respectively. Cash used in financing activities was primarily attributable to $1.2 billion and $1.3 billion net principal payments on non-recourse asset-backed debt for the three months ended March 31, 2023 and March 31, 2022, respectively.
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except for the categories of contractual obligations included in the table below, which have been updated to reflect our contractual obligations as of March 31, 2023:

	Payment Due by Year
(in thousands)	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Senior revolving credit facilities(1)	$362	$362	$—	$—	$—
Senior and mezzanine term debt facilities(2)	3,356	163	1,448	1,745	—
Convertible senior notes(3)	796	2	4	790	—
Purchase commitments(4)	346	346	—	—	—
Total	$4,860	$873	$1,452	$2,535	$—
______________
(1)Represents the principal amounts outstanding as of March 31, 2023. Includes estimated interest payments, calculated using the variable rate in existence at period end over an assumed holding period of 90 days. Borrowings under the senior revolving credit facilities are payable as the related inventory is sold. The payment is expected to be within one year of March 31, 2023.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
(2)Represents the principal amounts outstanding as of March 31, 2023 and interest payments assuming the principal balances remain outstanding until maturity. The final maturity dates of the senior and mezzanine term debt facilities vary, as discussed above.
(3)Represents the principal amounts outstanding as of March 31, 2023 and interest payments assuming the principal balances remain outstanding until maturity.
(4)As of March 31, 2023, we were under contract to purchase 1,137 homes for an aggregate purchase price of $346 million.
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
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the condensed consolidated financial statements. Based on this definition, critical accounting policies and estimates are discussed in “Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to these critical accounting estimates during the first three months of 2023. In addition, we have other key accounting policies and estimates that are described in “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 1. Description of Business and Accounting Policies” in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
For information on recent accounting standards, see “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 1. Description of Business and Accounting Policies”.

OPENDOOR TECHNOLOGIES INC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business. These risks primarily consist of fluctuations in interest rates and exposures to inflationary pressures.
Interest Rate Risk
We are subject to market risk by way of changes in interest rates on borrowings under our inventory financing facilities. The Company had total outstanding balances on our asset-backed debt and other secured borrowings of $3.2 billion, 89% of which was fixed rate with an average duration of 3.1 years and the remaining 11% was based on a floating rate. Total interest expense for the first three months ended March 31, 2023 was $60 million, of which $44 million was fixed and $16 million was floating. As of March 31, 2023 and December 31, 2022 we had outstanding borrowings of $355 million and $1.4 billion, respectively, which bear interest at floating benchmark reference rates (“Benchmark Rates”), based on a London Interbank Offered Rate (“LIBOR”) or the secured overnight financing rate (“SOFR”), plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. Many of our floating rate debt facilities also have Benchmark Rate floors. Assuming no change in the outstanding borrowings on our credit facilities, we estimate that a one percentage point increase in the applicable Benchmark Rates would increase our annual interest expense by approximately $4 million and $14 million as of March 31, 2023 and December 31, 2022, respectively.
Inflation Risk
We believe the inflation experienced in 2022 has impacted the cost of goods and services that we consume, such as labor and materials costs for home repairs. We endeavor to offset these impacts in our business through appropriately considering them in our pricing and operational models. However, if our costs were to become subject to significant incremental inflationary pressure, we may not be able to fully offset such higher costs by adjusting our operational model or our pricing methodology. Our inability to do so could harm our business, results of operations, and financial condition.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OPENDOOR TECHNOLOGIES INC.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
On October 7, 2022 and November 22, 2022, purported securities class action lawsuits were filed in the United States District Court for the District of Arizona, captioned Alich v. Opendoor Technologies Inc., et al. (Case No. 2:22-cv-01717-JFM) (“Alich”) and Oakland County Voluntary Employee’s Beneficiary Association, et al. v. Opendoor Technologies Inc., et al. (Case No. 2:22-cv-01987-GMS) (“Oakland County”), respectively. The lawsuits were consolidated into a single action, captioned In re Opendoor Technologies Inc. Securities Litigation (Case No. 2:22-CV-01717-MTL). The consolidated amended complaint names as defendants the Company, Social Capital Hedosophia Holdings Corp. II (SCH"), certain of the Company’s current and former officers and directors and the underwriters of a securities offering the Company made in February 2021. The complaint alleges that the Company and certain officers violated Section 10(b) of the Exchange Act and SEC Rule 10b-5, and that the Company, SCH, certain officers and directors and the underwriters violated Section 11 of the Securities Act, in each case by making materially false or misleading statements related to the effectiveness of the Company’s pricing algorithm. The plaintiffs also allege that certain defendants violated Section 20(a) of the Exchange Act and Section 15 of the Securities Act, respectively, which provide for control person liability. The complaint asserts claims on behalf of all persons and entities that purchased, or otherwise acquired, Company common stock between December 21, 2020 and November 3, 2022 or pursuant to offering documents issued in connection with our business combination with SCH and the secondary public offerings conducted by the Company in February 2021. The plaintiffs seek class certification, an award of unspecified compensatory damages, an award of interest and reasonable costs and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper. We believe that the allegations in the complaints are without merit and we intend to vigorously defend ourselves in the matter.
On March 1, 2023 and March 15, 2023, shareholder derivative lawsuits were filed in the United States District Court for the District of Arizona, captioned Carlson v. Rice, et al. (Case No. 2:23-cv-00367-GMS) and Van Dorn v. Wu, et al. (Case No. 2:23-cv-00455-DMF), respectively. The lawsuits were consolidated into a single action, captioned Carlson v. Rice (Case No. 2:23-CV-00367-GMS). The complaints are based on the same facts and circumstances as In re Opendoor Technologies Inc. Securities Litigation and name certain officers and directors of the Company as defendants. The defendants are alleged to have violated Section 10(b) of the Exchange Act and SEC Rule 10b-5 and breached fiduciary duties. The plaintiffs seek to maintain the derivative actions on behalf of the Company, an award of unspecified compensatory damages, an order directing the Company to reform its corporate governance and internal procedures, restitutionary relief, an award of interest and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper.
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
Item 1A. Risk Factors.
In the course of conducting our business operations, we are exposed to a variety of risks. You should carefully consider the risks described below, the risks described in “Part I – Item 1A. Risk Factors,” in our Annual Report on Form 10-K, as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and related notes and “Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations,” before deciding whether to invest in our common stock. Any of the risk factors we described in “Part I – Item 1A. Risk Factors,” in our Annual Report or in subsequent periodic reports, have affected or could materially and adversely affect our business, financial condition, results of operations, and prospects. The market price of shares of our common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Certain statements in “Risk Factors” are forward-looking statements. See “Forward-Looking Statements.”
There have been no material changes to the Company’s risk factors since the Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

OPENDOOR TECHNOLOGIES INC.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1		Agreement and Plan of Merger, dated as of September 15, 2020, by and among Social Capital Hedosophia Corp. II, Hestia Merger Sub Inc. and Opendoor Labs Inc.	8-K	001-39253	2.1	09/17/2020
3.1		Certificate of Incorporation of Opendoor Technologies Inc.	8-K	001-39253	3.1	12/18/2020
3.2		Amended and Restated Bylaws of Opendoor Technologies Inc.	8-K	001-39253	3.1	01/24/2023
4.1		Specimen Common Stock Certificate of Opendoor Technologies Inc.	S-4/A	333-249302	4.5	11/06/2020
4.2		Warrant Agreement, dated July 28, 2022, between Opendoor Technologies Inc. and Zillow, Inc.	8-K	001-39253	99.2	08/05/2022
10.1	#	Offer Letter Agreement dated as of July 6, 2016, by and between Opendoor Labs Inc. and Christina Schwartz					*
10.2	#	Offer Letter Agreement dated as of July 10, 2022, by and between Opendoor Labs Inc. and Sydney Schaub					*
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2		Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1		Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH		Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.					*

OPENDOOR TECHNOLOGIES INC.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)	*
________________
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

OPENDOOR TECHNOLOGIES INC.
SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENDOOR TECHNOLOGIES INC.

Date:	May 04, 2023	By:	/s/ Carrie Wheeler

			Name:	Carrie Wheeler
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 04, 2023	By:	/s/ Christina Schwartz

			Name:	Christina Schwartz
			Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)