Form 10-Q
period 2023-06-30
Opendoor Technologies Inc.
filed 2023-08-03
CIK 1801169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s common stock outstanding as of July 27, 2023 was approximately 659,195,207.

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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding: current and future health and stability of the real estate housing market and general economy; volatility of mortgage interest rates and expectations regarding the future shifts in behavior by consumers and partners; the health and status of our financial condition; anticipated future results of operations or financial performance; priorities of the Company to achieve future financial and business goals; our ability to continue to effectively navigate the markets in which it operates; anticipated future and ongoing impacts and benefits of acquisitions, partnership channel expansions, product innovations and other business decisions; health of our balance sheet to weather ongoing market transitions and any expectation to quickly re-scale in the future upon market stabilization; the Company’s ability to adopt an effective approach to manage economic and industry risk, as well as inventory health; our expectations with respect to the future success of our partnerships and our ability to drive significant growth in sales volumes through such partnerships; business strategy and plans, including plans to expand into additional markets; market opportunity and expansion and objectives of management for future operations, including statements regarding the benefits and timing of the roll out of new markets, products, or technology; and the expected diversification of funding sources, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “might,” “opportunity,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strategy,” “strive,” “target,” “vision,” “will,” or “would,” any negative of these words or other similar terms or expressions may identify forward-looking statements. The absence of these words does not mean that a statement is not forward-looking.
These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions, which involve a number of judgments, risks and uncertainties, including without limitation, risks related to:
•the current and future health and stability of the economy, financial conditions and residential housing market, including any extended downturns or slowdowns;
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

OPENDOOR TECHNOLOGIES INC.
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
As a result of a number of known and unknown risks and uncertainties, including, without limitation, those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and on Part I. Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”), our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

		June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$1,120	$1,137
Restricted cash		1,684	654
Marketable securities		90	144
Escrow receivable		13	30
Real estate inventory, net		1,149	4,460
Other current assets ($0 and $1 carried at fair value)		37	41
Total current assets		4,093	6,466
PROPERTY AND EQUIPMENT – Net		62	58
RIGHT OF USE ASSETS		28	41
GOODWILL		4	4
INTANGIBLES – Net		9	12
OTHER ASSETS		27	27
TOTAL ASSETS	(1)	$4,223	$6,608
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities		$65	$110
Non-recourse asset-backed debt - current portion		15	1,376
Interest payable		1	12
Lease liabilities - current portion		7	7
Total current liabilities		88	1,505
NON-RECOURSE ASSET-BACKED DEBT – Net of current portion		2,527	3,020
CONVERTIBLE SENIOR NOTES		501	959
LEASE LIABILITIES – Net of current portion		21	38
Total liabilities	(2)	3,137	5,522
COMMITMENTS AND CONTINGENCIES (See Note 14)
SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 3,000,000,000 shares authorized; 657,337,566 and 637,387,025 shares issued, respectively; 657,337,566 and 637,387,025 shares outstanding, respectively		—	—
Additional paid-in capital		4,224	4,148
Accumulated deficit		(3,136)	(3,058)
Accumulated other comprehensive loss		(2)	(4)
Total shareholders’ equity		1,086	1,086
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$4,223	$6,608
________________
(1)The Company’s consolidated assets at June 30, 2023 and December 31, 2022 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Cash and cash equivalents, $1 and $—;Restricted cash, $1,663 and $636; Real estate inventory, net, $1,068 and $4,408; Escrow receivable, $12 and $29; Other current assets, $7 and $9; and Total assets of $2,751 and $5,082, respectively.
(2)The Company’s consolidated liabilities at June 30, 2023 and December 31, 2022 include the following liabilities for which the VIE creditors do not have recourse to Opendoor: Accounts payable and other accrued liabilities, $21 and $61; Interest payable, $1 and $11; Current portion of non-recourse asset-backed debt, $15 and $1,376; Non-recourse asset-backed debt, net of current portion, $2,527 and $3,020; and Total liabilities, $2,564 and $4,468, respectively.
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are presented in thousands, and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE	$1,976	$4,198	$5,096	$9,349
COST OF REVENUE	1,827	3,712	4,777	8,328
GROSS PROFIT	149	486	319	1,021
OPERATING EXPENSES:
Sales, marketing and operations	124	276	312	552
General and administrative	44	137	110	238
Technology and development	39	41	79	81
Restructuring	10	—	10	—
Total operating expenses	217	454	511	871
(LOSS) INCOME FROM OPERATIONS	(68)	32	(192)	150
GAIN ON EXTINGUISHMENT OF DEBT	104	—	182	—
INTEREST EXPENSE	(53)	(89)	(127)	(157)
OTHER INCOME (LOSS) – Net	41	4	60	(18)
INCOME (LOSS) BEFORE INCOME TAXES	24	(53)	(77)	(25)
INCOME TAX EXPENSE	(1)	(1)	(1)	(1)
NET INCOME (LOSS)	$23	$(54)	$(78)	$(26)
Net income (loss) per share attributable to common shareholders:
Basic	$0.04	$(0.09)	$(0.12)	$(0.04)
Diluted	$0.03	$(0.09)	$(0.12)	$(0.04)
Weighted-average shares outstanding:
Basic	646,062	624,958	646,750	622,064
Diluted	667,159	624,958	646,750	622,064

See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
NET INCOME (LOSS)	$23	$(54)	$(78)	$(26)
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on marketable securities	1	(1)	2	(3)
COMPREHENSIVE INCOME (LOSS)	$24	$(55)	$(76)	$(29)
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except number of shares)
(Unaudited)

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE-March 31, 2023	647,607,920	$—	$4,198	$(3,159)	$(3)	$1,036
Vesting of restricted stock units	8,894,761	—	—	—	—	—
Exercise of stock options	834,885	—	1	—	—	1
Employee stock purchase plan	—	—	—	—	—	—
Stock-based compensation	—	—	25	—	—	25
Other comprehensive income	—	—	—	—	1	1
Net income	—	—	—	23	—	23
BALANCE–June 30, 2023	657,337,566	$—	$4,224	$(3,136)	$(2)	$1,086
BALANCE–
	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE-December 31, 2022	637,387,025	$—	$4,148	$(3,058)	$(4)	$1,086
Vesting of restricted stock units	17,136,256	—	—	—	—	—
Exercise of stock options	2,169,854	—	2	—	—	2
Employee stock purchase plan	644,431	—	1	—	—	1
Stock-based compensation	—	—	73	—	—	73
Other comprehensive income	—	—	—	—	2	2
Net loss	—	—	—	(78)	—	(78)
BALANCE–June 30, 2023	657,337,566	$—	$4,224	$(3,136)	$(2)	$1,086

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

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(78)	$(26)
Adjustments to reconcile net loss to cash, cash equivalents, and restricted cash provided by operating activities:
Depreciation and amortization	39	38
Amortization of right of use asset	4	4
Stock-based compensation	63	126
Gain on settlement of lease liabilities	(1)	—
Inventory valuation adjustment	37	90
Changes in fair value of equity securities	(7)	25
Net fair value adjustments and loss on sale of mortgage loans held for sale	—	(1)
Origination of mortgage loans held for sale	—	(108)
Proceeds from sale and principal collections of mortgage loans held for sale	1	106
Gain on extinguishment of debt	(182)	—
Changes in operating assets and liabilities:
Escrow receivable	17	28
Real estate inventory	3,259	(622)
Other assets	(3)	(80)
Accounts payable and other accrued liabilities	(31)	79
Interest payable	(10)	—
Lease liabilities	(6)	(2)
Net cash provided by (used in) operating activities	3,102	(343)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(17)	(20)
Purchase of marketable securities	—	(28)
Proceeds from sales, maturities, redemptions and paydowns of marketable securities	61	250
Purchase of non-marketable equity securities	—	(25)
Proceeds from sale of non-marketable equity securities	1	3
Capital returns from non-marketable equity securities	—	3
Net cash provided by investing activities	45	183
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of convertible senior notes	(270)	—
Proceeds from exercise of stock options	2	3
Proceeds from issuance of common stock for ESPP	1	—
Proceeds from non-recourse asset-backed debt	236	6,608
Principal payments on non-recourse asset-backed debt	(2,099)	(6,162)
Proceeds from other secured borrowings	—	105
Principal payments on other secured borrowings	—	(100)
Payment of loan origination fees and debt issuance costs	—	(18)
Payment for early extinguishment of debt	(4)	—
Net cash (used in) provided by financing activities	(2,134)	436
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	1,013	276
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – Beginning of period	1,791	2,578
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	$2,804	$2,854
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid during the period for interest	$126	$145
DISCLOSURES OF NONCASH ACTIVITIES:
Stock-based compensation expense capitalized for internally developed software	$10	$8
RECONCILIATION TO CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$1,120	$2,239
Restricted cash	1,684	615
Cash, cash equivalents, and restricted cash	$2,804	$2,854
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements as of June 30, 2023 and December 31, 2022 and for the three and six month periods ended June 30, 2023 and 2022 include the accounts of Opendoor, its wholly owned subsidiaries and VIEs where the Company is the primary beneficiary. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements herein.
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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that have a material impact on the amounts reported in the financial statements and accompanying notes. Significant estimates, assumptions and judgments made by management include, among others, the determination of the fair value of common stock, share-based awards, and inventory valuation adjustment. Management believes that the estimates and judgments upon which management relies are reasonable based upon information available to management at the time that these estimates and judgments are made. To the extent there are material differences between these estimates, assumptions and judgments and actual results, the carrying values of the Company's assets and liabilities and the results of operations will be affected. The health of the residential housing market and interest rate environment have introduced additional uncertainty with respect to judgments, estimates and assumptions, which may materially impact the estimates previously listed, among others.
Significant Risks and Uncertainties
The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, the Company believes that changes in any of the following areas could have a significant negative effect on the Company in terms of its future financial position, results of operations or cash flows: public health crises, like the COVID-19 pandemic; its rate of revenue growth; its ability to manage inventory; engagement and usage of its products; the effectiveness of its investment of resources to pursue strategies; competition in its market; the stability of the residential real estate market; the impact of interest rate changes on demand for and pricing of its products and on the cost of capital; changes in technology, products, markets or services by the Company or its competitors; its ability to maintain or establish relationships with listings and data providers; its ability to obtain or maintain licenses and permits to support its current and future businesses; actual or anticipated changes to its products and services; changes in government regulation affecting its business; the outcomes of legal proceedings; natural

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
disasters and catastrophic events; scaling and adaptation of existing technology and network infrastructure; its management of its growth; its ability to attract and retain qualified employees and key personnel; its ability to successfully integrate and realize the benefits of its past or future strategic acquisitions or investments; the protection of customers’ information and other privacy concerns; the protection of its brand and intellectual property; and intellectual property infringement and other claims, among other things.
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
Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 1. Description of Business and Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the six-month period ended June 30, 2023, except as noted below.
Convertible Senior Notes
The 0.25% convertible senior notes due in 2026 (the “2026 Notes”) issued by the Company in August 2021 are accounted for wholly as debt. The 2026 Notes have an initial carrying value equal to the net proceeds from issuance. Issuance costs associated with the 2026 Notes are amortized over the term using the effective interest method. Conversions are settled through payment of cash or a combination of cash and stock, at the Company’s option. Upon conversion, the carrying amount of the 2026 Notes, including any unamortized debt issuance costs, is reduced by cash paid, with any difference being reflected as a change in equity. There will not be any gains or losses recognized upon a conversion. Upon extinguishment of any portion of the 2026 Notes, the difference between the repurchase price of the extinguished notes and the respective net carrying amount is recorded as a gain or loss in Gain on extinguishment of debt in the condensed consolidated statements of operations. See “Note 5 — Credit Facilities and Long-Term Debt” for details on the partial repurchase of the Company's convertible notes that occurred in the period.
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment and definite-lived intangible assets, among other long-lived assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. The impairment loss recognized for the three and six months ended June 30, 2023 is related to impairment of certain internally developed software projects. The impairment loss recognized during the periods presented is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Technology and development	$1	$—	3	—
Total impairment loss	$1	$—	$3	$—

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
2.REAL ESTATE INVENTORY
The following table presents the components of inventory, net of applicable inventory valuation adjustments of $45 million and $459 million, as of June 30, 2023 and December 31, 2022, respectively (in millions):

	June 30, 2023	December 31, 2022
Work in progress	$252	$891
Finished goods:
Listed for sale	563	2,788
Under contract for sale	334	781
Total real estate inventory	$1,149	$4,460
As of June 30, 2023, the Company was in contract to purchase 1,390 homes for an aggregate purchase price of $469 million.
During the three and six months ended June 30, 2023, the Company recorded inventory valuation adjustments for real estate inventory of $14 million and $37 million, respectively, in Cost of revenue in the condensed consolidated statements of operations. During the three and six months ended June 30, 2022, the Company recorded inventory valuation adjustments for real estate inventory of $82 million and $90 million, respectively, in Cost of revenue in the condensed consolidated statements of operations.
3.CASH, CASH EQUIVALENTS, AND INVESTMENTS
The amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents, and marketable securities as of June 30, 2023 and December 31, 2022, are as follows (in millions):

	June 30, 2023
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$101	$—	$—	$101	$101	$—
Money market funds	1,019	—	—	1,019	1,019	—
Corporate debt securities	73	—	(2)	71	—	71
Equity securities	18	—	—	18	—	18
Asset-backed securities	1	—	—	1	—	1
Total	$1,212	$—	$(2)	$1,210	$1,120	$90

	December 31, 2022
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$422	$—	$—	$422	$422	$—
Money market funds	715	—	—	715	715	—
Corporate debt securities	126	—	(4)	122	—	122
Equity securities	11	—	—	11	—	11
Certificates of deposit	9	—	—	9	—	9
Asset-backed securities	2	—	—	2	—	2
Total	$1,285	$—	$(4)	$1,281	$1,137	$144
During the three and six months ended June 30, 2023, the Company recognized $6 million and $7 million of net unrealized gains, respectively, in the condensed consolidated statements of operations related to marketable equity securities held as of June 30, 2023. During the three and six months ended June 30, 2022, the Company recognized $3 million and

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
$25 million of net unrealized losses, respectively, in the condensed consolidated statements of operations related to marketable equity securities held as of June 30, 2022.
A summary of debt securities with unrealized losses aggregated by period of continuous unrealized loss is as follows (in millions):

	Less than 12 Months		12 Months or Greater		Total
June 30, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$—	$—	$71	$(2)	$71	$(2)
Asset-backed securities	—	—	1	—	1	—
Total	$—	$—	$72	$(2)	$72	$(2)

	Less than 12 Months		12 Months or Greater		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$5	$—	$117	$(4)	$122	$(4)
Certificates of deposit	6	—	—	—	6	—
Asset-backed securities	—	—	2	—	2	—
Total	$11	$—	$119	$(4)	$130	$(4)
Net unrealized losses of the Company's available-for-sale debt securities as of June 30, 2023 and December 31, 2022 were $2 million and $4 million, respectively. These unrealized losses are associated with the Company’s investments in corporate debt securities and were due to interest rate increases, and not credit-related events. The Company does not expect to be required to sell the investments before recovery of the amortized cost bases. As such, no allowance for credit losses is required as of June 30, 2023 or December 31, 2022.
The scheduled contractual maturities of debt securities as of June 30, 2023 are as follows (in millions):

June 30, 2023	Fair Value	Within 1 Year	After 1 Year through 5 Years
Corporate debt securities	$71	$64	$7
Asset-backed securities	1	1	—
Total	$72	$65	$7
A summary of non-marketable equity securities and equity method investment balances as of June 30, 2023 and December 31, 2022 are as follows (in millions):

	June 30, 2023	December 31, 2022
Equity method investments	$20	$20
Non-marketable equity securities	5	5
Total	$25	$25
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
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as of June 30, 2023 and December 31, 2022 (in millions):

	June 30, 2023	December 31, 2022
Assets
Cash and cash equivalents	$1	$—
Restricted cash	1,663	636
Real estate inventory, net	1,068	4,408
Other(1)	19	38
Total assets	$2,751	$5,082
Liabilities
Non-recourse asset-backed debt	$2,542	$4,396
Other(2)	22	72
Total liabilities	$2,564	$4,468
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
5.CREDIT FACILITIES AND LONG-TERM DEBT
The following tables summarize certain details related to the Company's credit facilities and long-term debt as of June 30, 2023 and December 31, 2022 (in millions, except interest rates):

		Outstanding Amount
June 30, 2023	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$15	$—	7.48%	June 30, 2025	June 30, 2025
Revolving Facility 2018-3	1,000	—	—	6.82%	October 20, 2025	October 20, 2025
Revolving Facility 2019-1	600	—	—	7.34%	July 31, 2023	July 31, 2023
Revolving Facility 2019-2	1,850	—	—	6.83%	July 8, 2023	July 8, 2023
Revolving Facility 2019-3	925	—	—	—%	April 5, 2024	April 4, 2025
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	100	—	100	3.48%	January 2, 2025	April 1, 2025
Term Debt Facility 2021-S2	600	—	500	3.20%	September 10, 2024	September 10, 2025
Term Debt Facility 2021-S3	1,000	—	750	3.75%	January 31, 2027	July 31, 2027
Term Debt Facility 2022-S1	250	—	250	4.07%	March 1, 2025	September 1, 2025
Total	$7,325	$15	$1,600
Issuance Costs		—	(15)
Carrying Value		$15	$1,585

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	2,300	—	800	10.00%	April 1, 2025	April 1, 2026
Term Debt Facility 2022-M1	500	—	150	10.00%	September 15, 2025	September 15, 2026
Total	$2,800	$—	$950
Issuance Costs			(8)
Carrying Value			$942

Total Non-Recourse Asset-backed Debt	$10,125	$15	$2,527

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
As of June 30, 2023, the Company had total borrowing capacity with respect to its non-recourse asset-backed debt of $10.1 billion. Borrowing capacity amounts under non-recourse asset-backed debt as reflected in the table above are in some cases not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. Any amounts repaid for senior term and mezzanine term debt facilities reduce total borrowing capacity as repaid amounts are not available to be reborrowed. As of June 30, 2023, the Company had committed borrowing capacity with respect to the Company’s non-recourse asset-backed debt of $4.3 billion; this committed borrowing capacity is comprised of $1.7 billion for senior revolving credit facilities, $1.6 billion for senior term debt facilities, and $950 million for mezzanine term debt facilities.

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
The senior revolving credit facilities are typically structured with an initial revolving period of up to 24 months during which time amounts can be borrowed, repaid and borrowed again. The borrowing capacity is generally available until the end of the applicable revolving period as reflected in the table above. Outstanding amounts drawn under each senior revolving credit facility are required to be repaid on the facility maturity date or earlier if accelerated due to an event of default or other mandatory repayment event. The final maturity dates and revolving period end dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. These facilities may also have extensions subject to lender discretion that are not reflected in the table above. The Company has entered into short-term extensions under Revolving Facilities 2019-1 and 2019-2 with the intention of entering into longer duration renewals with respect to each facility.
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
The mezzanine term debt facilities have been structured with an initial 42-month withdrawal period during which the outstanding principal amounts are generally not required to be repaid when homes financed through those facilities are sold and instead are intended to remain outstanding until final maturity. Outstanding amounts drawn under the mezzanine term debt facilities are required to be repaid on the facility maturity date or earlier if accelerated due to an event of default or other mandatory repayment event. The final maturity date and withdrawal period end date reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. These facilities may also have extensions subject to lender discretion that are not reflected in the table above.
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
The terms of these inventory financing facilities and related financing documents require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). Certain of these financial covenants are calculated by reference to Opendoor Labs Inc. and its consolidates subsidiaries' assets and liabilities. As a result, under certain circumstances, this may limit our flexibility to transfer assets from Opendoor subsidiaries to the Parent Company. At June 30, 2023 and December 31, 2022, $500 million and $565 million, respectively, of the Company’s net assets were restricted as they reflect minimum net asset requirements at Opendoor Labs Inc. As of June 30, 2023, the Company was in compliance with all financial covenants and no event of default had occurred.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
Convertible Senior Notes
In August 2021, the Company issued 0.25% senior notes due in 2026 (the “2026 Notes”) with an aggregate principal amount of $978 million. The tables below summarize certain details related to the 2026 Notes (in millions, except interest rates):

June 30, 2023	Remaining Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2026 Notes	$510	$(9)	$501

June 30, 2023	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	Semi-Annual Interest Payment Dates	Conversion Rate	Conversion Price
2026 Notes	August 15, 2026	0.25%	0.78%	February 15; August 15	51.9926	$19.23
The 2026 Notes will be convertible at the option of the holders before February 15, 2026 only upon the occurrence of certain events. Beginning on August 20, 2024, the Company has the option to redeem the 2026 Notes upon meeting certain conditions related to price of the Company's common stock. Beginning on February 15, 2026 and until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2026 Notes are convertible at any time at election of each holder. The conversion rate and conversion price are subject to customary adjustments under certain circumstances. In addition, if certain corporate events that constitute a make-whole fundamental change occur, then the conversion rate will be adjusted in accordance with the make-whole table within the Indenture. Upon conversion, the Company may satisfy its obligation by paying cash for the outstanding principal balance, and, a combination of cash and the Company's common stock, at the Company's election, for the remaining amount, if any, based on the applicable conversion rate.
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
In May 2023, the Company entered into separate, privately negotiated transactions to repurchase a portion of the outstanding 2026 Notes (“Additional Repurchased 2026 Notes”). The holders of the Additional Repurchased 2026 Notes exchanged $279 million in aggregate principal amount for an aggregate payment of $169 million in cash for full settlement of the principal value and accrued interest on such date. The Company accounted for the repurchase as a debt extinguishment. Accordingly, on the repurchase date, the Company: (i) reduced the carrying value of the Additional Repurchased 2026 Notes by $279 million, (ii) reduced outstanding deferred issuance costs by $5 million, (iii) incurred fees of $1 million and (iv) recorded $104 million of gain on debt extinguishment. The Company elected to leave the Capped Calls associated with the Additional Repurchased 2026 Notes outstanding.
For the three and six months ended June 30, 2023, total interest expense on the Company's convertible senior notes was $1 million and $3 million, respectively. For the three and six months ended June 30, 2022, total interest expense on the Company's convertible senior notes was $2 million and $4 million, respectively.
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

June 30, 2023	Balance at Fair Value	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$71	$—	$71	$—
Equity securities	18	18	—	—
Asset-backed securities	1	—	1	—
Total assets	$90	$18	$72	$—

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
Fair Value of Financial Instruments
The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis (in millions):

	June 30, 2023
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$1,120	$1,120	$1,120	$—
Restricted cash	1,684	1,684	1,684	—
Liabilities:
Non-recourse asset-backed debt	$2,542	$2,565	$—	$2,565
Convertible senior notes	501	353	—	353

	December 31, 2022
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$1,137	$1,137	$1,137	$—
Restricted cash	654	654	654	—
Liabilities:
Non-recourse asset-backed debt	$4,396	$4,427	$—	$4,427
Convertible senior notes	959	391	—	391

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
7.PROPERTY AND EQUIPMENT
Property and equipment as of June 30, 2023 and December 31, 2022, consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Internally developed software	$104	$105
Security systems	19	18
Computers	11	13
Software implementation costs	4	4
Furniture and fixtures	3	3
Office equipment	3	3
Leasehold improvements	2	2
Total	146	148
Accumulated depreciation and amortization	(84)	(90)
Property and equipment – net	$62	$58
Depreciation and amortization expense of $9 million and $19 million was recorded for the three and six months ended June 30, 2023, respectively. Depreciation and amortization expense of $9 million and $18 million was recorded for the three and six months ended June 30, 2022, respectively.
8.GOODWILL AND INTANGIBLE ASSETS
For the six months ended June 30, 2023, there were no additions to goodwill. For the year ended December 31, 2022 the carrying amount of goodwill increased by $4 million due to acquisitions. For more information on significant acquisitions, refer to “Note 13 — Business Acquisition”. No impairment of goodwill was identified for the three and six months ended June 30, 2023 and 2022.
Intangible assets subject to amortization consisted of the following as of June 30, 2023 and December 31, 2022, respectively (in millions, except years):

June 30, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Developed technology	$17	$(11)	$6	1.3
Customer relationships	7	(5)	2	1.2
Trademarks	5	(4)	1	1.2
Intangible assets – net	$29	$(20)	$9

December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Developed technology	$17	$(9)	$8	1.8
Customer relationships	7	(5)	2	1.7
Trademarks	5	(3)	2	1.7
Intangible assets – net	$29	$(17)	$12

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
Amortization expense for intangible assets was $1 million and $3 million for the three and six months ended June 30, 2023, respectively. Amortization expense for intangible assets was $3 million and $5 million for the three and six months ended June 30, 2022, respectively.
As of June 30, 2023, expected amortization of intangible assets is as follows:

Fiscal Years	(In millions)
Remainder of 2023	$4
2024	5
Total	$9
9.SHARE-BASED AWARDS
Stock options and RSUs
Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant.
A summary of the stock option activity for the six months ended June 30, 2023, is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance-December 31, 2022	10,712	$2.13	3.5	$1
Exercised	(2,170)	1.05
Expired	(331)	2.91
Balance-June 30, 2023	8,211	$2.39	3.7	$14
Exercisable-June 30, 2023	8,211	$2.39	3.7	$14
A summary of the RSU activity for the six months ended June 30, 2023, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested and outstanding-December 31, 2022	54,547	$10.29
Granted	42,600	1.64
Vested	(17,136)	5.65
Forfeited	(11,017)	12.53
Unvested and outstanding-June 30, 2023	68,994	$4.30
Restricted Shares
The Company has granted Restricted Shares to certain continuing employees, primarily in connection with acquisitions.
ESPP
The first offering period for the Company's 2020 ESPP began on March 1, 2022. The ESPP, pursuant to Internal Revenue Code Section 423, allows eligible participants to purchase shares using payroll deductions of up to 15% of their total compensation, subject to a $25,000 calendar year limitation on contributions. Prior to March 2023, the Company limited the

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
maximum number of shares to be purchased in an offering period to 1,000 shares per employee, and each offering period was six months in duration. Beginning in March 2023, the maximum number of shares to be purchased in an offering period was increased to 10,000 shares per employee, 5,000 per purchase period, and each offering period is 12 months in duration, with two 6-month purchase periods. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount on the lower price of either (i) the offer period start date or (ii) the purchase date. The ESPP also includes a reset provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date. ESPP employee payroll contributions withheld as of June 30, 2023 were $2.0 million and are included within Accounts payable and other accrued liabilities in the condensed consolidated balance sheets. Payroll contributions withheld as of June 30, 2023 will be used to purchase shares at the end of the current ESPP purchase period ending on August 31, 2023.
The fair value of ESPP purchase rights is estimated at the date of grant using the Black-Scholes option-pricing valuation model. The following assumptions were applied in the model to estimate the grant-date fair value of the ESPP.

Six Months Ended June 30, 2023
Fair value	$0.64 – $0.81
Volatility	119%
Risk-free rate	5.06% – 5.20%
Expected life (in years)	0.5 – 1.0
Expected dividend	$—
As of June 30, 2023, total estimated unrecognized compensation expense related to the ESPP was $2 million. The unamortized compensation costs are expected to be recognized over the remaining term of the offering period of 0.7 years.
Stock-based compensation expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function as presented in the condensed consolidated statements of operations for the three and six months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative	$5	$43	$32	$94
Sales, marketing and operations	4	5	8	9
Technology and development	12	11	23	23
Total stock-based compensation expense	$21	$59	$63	$126
During the six months ended June 30, 2023, no market condition awards satisfied their market condition.
As of June 30, 2023, there was $248 million of unamortized stock-based compensation costs related to unvested RSUs. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 1.9 years.
10.WARRANTS
Marketing Warrants
On July 28, 2022, the Company entered into a warrant agreement with Zillow, Inc. (“Zillow”) in connection with a partnership arrangement that allows for Zillow to purchase up to 6 million shares of common stock that will vest in tranches (each, a “Tranche”) upon Zillow providing resale marketing services to the Company. Each Tranche will have an exercise price per share equal to the 30-day trailing volume weighted average price per share of Opendoor Common Stock (“VWAP”) prior to the vesting date of that Tranche, subject to a $15 floor and $30 cap per share. After a Tranche has vested, the Tranche can be exercised via a cash payment or a cashless exercise; provided that the Company has the option to cash settle any exercise. The

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
warrant expires in July 2027, subject to extension for an additional Tranche and early termination under limited circumstances. Zillow began providing marketing services under the partnership arrangement in March 2023. As of June 30, 2023, no warrant shares had vested.
11.INCOME TAXES
The Company's tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter.
The Company’s provision for income taxes, which was primarily composed of state tax expense, was less than $1 million and $1 million for the three and six months ended June 30, 2023, respectively, with an effective tax rate of 1.48% and (0.77)%, respectively. The Company's provision for income taxes was $1 million and $1 million for the three and six months ended June 30, 2022, respectively, with an effective tax rate of (1.52)% and (4.22)%, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the recording of a full valuation allowance against the net deferred tax assets.
The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, including a three-year cumulative loss position, the Company believes that based on the weight of available evidence, it is more likely than not that all of the deferred tax assets will not be realized and recorded a full valuation allowance on its net deferred tax assets as of June 30, 2023 and December 31, 2022.
12.NET INCOME (LOSS) PER SHARE
Basic net income (loss) per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. During the periods when there is a net loss, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. No dividends were declared or paid for the three and six months ended June 30, 2023 or 2022.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share attributable to common shareholders for the three and six months ended June 30, 2023 and 2022 (in millions, except share amounts which are presented in thousands, and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to common shareholders – basic	$23	$(54)	$(78)	$(26)
Denominator:
Weighted average shares outstanding – basic	646,062	624,958	646,750	622,064
Basic net income (loss) per share	$0.04	$(0.09)	$(0.12)	$(0.04)
Diluted net income (loss) per share:
Numerator:
Net income (loss) attributable to common shareholders – diluted	$23	$(54)	$(78)	$(26)
Denominator:
Weighted average shares outstanding – basic	646,062	624,958	646,750	622,064
Plus: Dilutive effect of employee stock-based awards	21,097	—	—	—
Weighted average shares outstanding - diluted	667,159	624,958	646,750	622,064
Diluted net income (loss) per share	$0.03	$(0.09)	$(0.12)	$(0.04)
There were no preferred dividends declared or accumulated for the periods presented.
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
RSUs	25,947	57,823	68,994	57,823
Options	4,630	11,722	8,211	11,722
Restricted Shares	—	555	—	555
Employee Stock Purchase Plan	—	678	3,398	678
Total anti-dilutive securities	30,577	70,778	80,603	70,778
13.BUSINESS ACQUISITION
On November 4, 2022, the Company acquired TaxProper Inc. in exchange for $10 million in cash consideration. Acquired intangible assets consist of developed technology valued at $7 million and are being amortized over two years. Goodwill attributed to the TaxProper Inc. acquisition was $2 million.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
14.COMMITMENTS AND CONTINGENCIES
Lease Commitments
In May 2023, the Company amended its Tempe, Arizona office lease to partially terminate the Company’s obligation with respect to a portion of the leased premises (“Partial Lease Termination”). The Partial Lease Termination resulted in a decrease of undiscounted, future lease payments of $19 million. As a result of the Partial Lease Termination, the Company remeasured its operating lease liabilities and recorded a decrease of $10 million to reflect the reduced lease payments and termination penalties. The Company also recorded a decrease to right-of-use assets of $9 million based on the proportionate decrease in the right-of-use asset, which resulted in a gain of $1 million recognized in general and administrative expense on the consolidated statements of operations for the six months ended June 30, 2023.
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
On October 7, 2022 and November 22, 2022, purported securities class action lawsuits were filed in the United States District Court for the District of Arizona, captioned Alich v. Opendoor Technologies Inc., et al. (Case No. 2:22-cv-01717-JFM) (“Alich”) and Oakland County Voluntary Employee’s Beneficiary Association, et al. v. Opendoor Technologies Inc., et al. (Case No. 2:22-cv-01987-GMS) (“Oakland County”), respectively. The lawsuits were consolidated into a single action, captioned In re Opendoor Technologies Inc. Securities Litigation (Case No. 2:22-CV-01717-MTL). The consolidated amended complaint names as defendants the Company, Social Capital Hedosophia Holdings Corp. II (SCH"), certain of the Company’s current and former officers and directors and the underwriters of a securities offering the Company made in February 2021. The complaint alleges that the Company and certain officers violated Section 10(b) of the Exchange Act and SEC Rule 10b-5, and that the Company, SCH, certain officers and directors and the underwriters violated Section 11 of the Securities Act, in each case by making materially false or misleading statements related to the effectiveness of the Company’s pricing algorithm. The plaintiffs also allege that certain defendants violated Section 20(a) of the Exchange Act and Section 15 of the Securities Act, respectively, which provide for control person liability. The complaint asserts claims on behalf of all persons and entities that purchased, or otherwise acquired, Company common stock between December 21, 2020 and November 3, 2022 or pursuant to offering documents issued in connection with our business combination with SCH and the secondary public offering conducted by the Company in February 2021. The plaintiffs seek class certification, an award of unspecified compensatory damages, an award of interest and reasonable costs and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper. The defendants filed motions to dismiss on June 30, 2023, which are pending before the court. We believe that the allegations in the complaint are without merit and we intend to vigorously defend ourselves in the matter.
On March 1, 2023 and March 15, 2023, shareholder derivative lawsuits were filed in the United States District Court for the District of Arizona, captioned Carlson v. Rice, et al. (Case No. 2:23-cv-00367-GMS) and Van Dorn v. Wu, et al. (Case No. 2:23-cv-00455-DMF), respectively, and were subsequently consolidated into a single action, captioned Carlson v. Rice (Case No. 2:23-CV-00367-GMS). Plaintiffs voluntarily dismissed the matter on June 22, 2023, and thereafter re-filed complaints in the Court of Chancery of the State of Delaware, captioned Carlson v. Rice, et al. (Case No. 2023-0642) and Van Dorn v. Rice, et al. (Case No. 2023-0643). The cases have been consolidated into a single action, captioned Opendoor Technologies Inc. Stockholder Derivative Litigation (Case No. 2023-0642). On June 29, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the State of Delaware, captioned Juul v. Wu, et al. (Case No. 1:23-cv-00705-UNA). The complaints in each matter are based on the same facts and circumstances as In re Opendoor Technologies Inc. Securities Litigation and name certain officers and directors of the Company as defendants. The defendants are alleged to have violated Section 10(b) of the Exchange Act and SEC Rule 10b-5 and breached fiduciary duties. The plaintiffs seek to maintain the derivative actions on behalf of the Company, an award of unspecified compensatory damages, an order directing the Company

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
to reform its corporate governance and internal procedures, restitutionary relief, an award of interest and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper. The derivative actions have been stayed pending further developments in In re Opendoor Technologies Inc. Securities Litigation.
15.RESTRUCTURING
On April 18, 2023, the Company announced a workforce reduction of approximately 560 employees, representing approximately 22% of our workforce at that time and primarily impacting volume-based roles. We are providing post-employment benefits to impacted employees for a total expense of approximately $10 million. The December 31, 2022 balance in restructuring liability is related the reduction in workforce that the Company initiated in November 2022.
The following table presents the activity of the restructuring liability as of June 30, 2023 (in millions):

June 30, 2023
Balance-December 31, 2022	$4
Additions charged to expense	10
Cash payments	(13)
Balance-June 30, 2023	$1
16.SUBSEQUENT EVENTS
The Company has evaluated the impact of events that have occurred subsequent to June 30, 2023, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes, the Company has determined that there are no material subsequent events that would require recognition or disclosure.
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
Overview
Opendoor’s mission is to power life’s progress, one move at a time. Residential real estate is a trillion-dollar industry underpinned by a process that is complicated, time-consuming, stressful, and offline. We believe all consumers deserve to buy, sell, and move between homes with simplicity and confidence, and we have dedicated almost a decade to delivering on this vision. We have built unique pricing and operations capabilities to become one of the largest buyers and sellers of homes in the United States. Since our founding, we have helped customers to buy or sell homes in over 234,000 transactions and have expanded our footprint to 53 markets across the country.
Financial Highlights

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages, homes sold, number of markets, and homes in inventory)	2023	2022	Change	2023	2022	Change
Revenue	$1,976	$4,198	$(2,222)	$5,096	$9,349	$(4,253)
Homes sold	5,383	10,482	(5,099)	13,657	23,151	(9,494)
Gross profit	$149	$486	$(337)	$319	$1,021	$(702)
Gross margin	7.5%	11.6%		6.3%	10.9%
Net income (loss)	$23	$(54)	$77	$(78)	$(26)	$(52)
Adjusted Net (Loss) Income	$(197)	$122	$(319)	$(606)	$221	$(827)
Contribution (Loss) Profit	$(90)	$422	$(512)	$(331)	$754	$(1,085)
Contribution Margin	(4.6)%	10.1%		(6.5)%	8.1%
Adjusted EBITDA	$(168)	$218	$(386)	$(509)	$394	$(903)
Adjusted EBITDA Margin	(8.5)%	5.2%		(10.0)%	4.2%
Number of markets (at period end)	53	51	2	53	51	2
Inventory (at period end)	$1,149	$6,628	$(5,479)	$1,149	$6,628	$(5,479)
Homes in inventory (at period end)	3,558	17,013	(13,455)	3,558	17,013	(13,455)
Current Housing Environment
While the overall state of the housing market has improved relative to our expectations at the beginning of the year, we are continuing to operate with elevated spreads to account for ongoing home price uncertainty in the second half of 2023. In the first half of the year, home prices performed better than expected on the back of historically low listing volumes that were approximately half the levels of 2014 to 2019. Against this backdrop of constrained supply, market clearance is exceeding levels seen historically over the same time period. However, there continues to be uncertainty in how housing performs for the remainder of the year given persistently low supply, the prospect of additional Fed rate action and recession risk. We continue to expect modest month-over-month home price depreciation in the second half of the year.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Given this macro environment, we are continuing to operate with caution and discipline. We continue to drive operational efficiencies to make durable improvements to our cost structure so that we can deliver higher unit economics long term.
With transaction volumes expected to remain low in the near-term, we right-sized our operating capacity and overall cost structure to reflect these volume expectations. In April 2023, we announced a workforce reduction of approximately 22% of our workforce or 560 employees, primarily focused on volume-based roles. We expect this to deliver over $50 million in annualized savings.
Business Impact of COVID-19
While we believe we have adapted our operations to function effectively during the ongoing COVID-19 pandemic, our business remains sensitive to potential future disruptions of the real estate market caused by COVID-19 and its variants.
Factors Affecting our Business Performance
Market Penetration in Existing Markets
Residential real estate is one of the largest consumer markets and only around 1% of the approximately $1.9 trillion of home value transacted annually, is conducted online. Given the fact that we operate in a highly fragmented industry and offer a differentiated value proposition to the traditional offline selling process, we believe there is significant opportunity to expand our share in our existing cities. By providing a consistent, high-quality and differentiated experience to our customers, we hope to continue to drive positive word-of-mouth awareness and trust in our platform.
We are steadily growing our reach via our partnership channels with homebuilders, agents, and online real estate platforms. We have relationships with the three largest online real estate platforms, Zillow, Redfin and Realtor.com, which collectively reach millions of unique monthly visitors. We launched our new partnership agreement with Zillow, Inc. in early 2023, allowing home sellers on the Zillow, Inc. platform to request an offer directly from Opendoor, and creating an additional channel for us to drive brand awareness and acquire customers. As of June 30, 2023, our partnership was live in 25 markets.
A continued source of growth is re-engagement with our base of registered sellers, meaning sellers that have received an offer from Opendoor but have not yet sold their home. In the last nine years, we have sent millions of offers and, while not everyone is ready to act when they request an offer, we treat everyone as a potential future seller. Reengaging our base of registered sellers until they decide to sell their home requires de minimis incremental cost. We have substantially improved our reengagement strategies over the last two years and believe that our registered customer base will continue to be an important source of home acquisition volumes.
Market Footprint
We operated in 53 markets as of June 30, 2023. The following table represents the number of markets as of the periods presented:

	June 30,	March 31,	Year Ended December 31,
(in whole numbers)	2023	2023	2022	2021	2020
Number of markets (at period end)	53	53	53	44	21
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Adjacent Services
We believe home sellers and buyers value simplicity and certainty. To that end, we are building an online, integrated suite of home services, which currently includes title insurance, escrow services and brokerage services.
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
Unit Economics
We view Contribution Margin as a key measure of unit economic performance. Our long-term financial performance depends, in part, on continuing to maintain and expand unit margins through the following initiatives:
•Optimization and enhancements of our pricing engine
•Platform efficiency improvements through greater automation and self-service
•Incremental attach of services, which supplement the core transaction margin profile
•Expansion of our marketplace product offering, which will reduce our inventory exposure and capital intensity, and eliminate the holding and selling costs associated with taking ownership of the home
Inventory Management
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
Our performance in the first half of 2023 reflects the sharp transition in the housing market from peak levels earlier in 2022 to lower transaction velocity and home price appreciation well beyond typical seasonal trends. Given these macroeconomic pressures, we have been focused on managing for overall inventory health and risk, particularly on homes that we acquired based on offers made in the first half of 2022 and prior (“old book”). As part of that focus, we have continued to adjust down listed prices on our inventory to stay in-line with market sell-through rates and drive resale clearance. As of June 30, 2023, we had $254 million of old book homes in inventory, down 82% from $1.4 billion at March 31, 2023 and 93% from $3.5 billion at December 31, 2022. We have also proactively reduced our acquisition pace via higher spreads embedded in our offers and lower marketing investment. Margins on acquisitions arising from offers made in the second half of 2022 onward have, thus far, exceeded our expectations at an acquisition cohort level. We expect future margins on those acquisition cohorts to be in-line with, or exceed, our expectations for positive contribution margins once fully sold through and we expect to resume a higher acquisition pace as the housing market stabilizes.
Related primarily to the sharp transition in the housing market, we recorded inventory valuation adjustments of $737 million during the year ended December 31, 2022. In 2023, resale clearance is trending better than 2022 and a lack of supply of new listings has helped to stabilize home prices. As such, inventory valuation adjustments recorded year to date in 2023 are significantly lower than 2022, at $14 million and $37 million during the three and six months ended June 30, 2023, respectively. These valuation adjustments are largely concentrated on old book inventory.
As one key measure of inventory management performance, we evaluate our portfolio metrics relative to the broader market (as observed on the multiple listing services (“MLS”)). One such metric is our percentage of homes “on the market” for greater than 120 days as measured from initial listing date. As of June 30, 2023, such homes represented 24% of our portfolio, compared to 16% for the broader market when filtered for the types of homes we are able to underwrite and acquire in a given market based on characteristics such as price range, home type, home location, year built and lot size (which we refer to as our “buybox”). This metric is impacted by the mix of homes in our inventory. Beginning early in the third quarter of 2022, we significantly reduced our offer pace and subsequent closings of new home acquisitions in light of our risk management

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
objective and overall macroeconomic uncertainty. As newly acquired homes represent a larger proportion of our overall inventory, we would expect average days on market for our portfolio to decrease. To this point, as of March 31, 2023, such homes represented 59% of our portfolio, compared to 24% as of June 30, 2023.
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
Adjusted Gross Profit (Loss) and Contribution (Loss) Profit
To provide investors with additional information regarding our margins and return on inventory acquired, we have included Adjusted Gross Profit (Loss) and Contribution (Loss) Profit, which are non-GAAP financial measures. We believe that Adjusted Gross Profit (Loss) and Contribution (Loss) Profit are useful financial measures for investors as they are supplemental measures used by management in evaluating unit level economics and our operating performance. Each of these measures is intended to present the economics related to homes sold during a given period. We do so by including revenue generated from homes sold (and adjacent services) in the period and only the expenses that are directly attributable to such home sales, even if such expenses were recognized in prior periods, and excluding expenses related to homes that remain in inventory as of the end of the period. Contribution (Loss) Profit provides investors a measure to assess Opendoor’s ability to generate returns on homes sold during a reporting period after considering home purchase costs, renovation and repair costs, holding costs and selling costs.
Adjusted Gross Profit (Loss) and Contribution (Loss) Profit are supplemental measures of our operating performance and have limitations as analytical tools. For example, these measures include costs that were recorded in prior periods under GAAP and exclude, in connection with homes held in inventory at the end of the period, costs required to be recorded under GAAP in the same period. Accordingly, these measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. We include a reconciliation of these measures to the most directly comparable GAAP financial measure, which is gross profit.
Adjusted Gross Profit (Loss) / Margin
We calculate Adjusted Gross Profit (Loss) as gross profit under GAAP adjusted for (1) inventory valuation adjustment in the current period, and (2) inventory valuation adjustment in prior periods. Inventory valuation adjustment in the current period is calculated by adding back the inventory valuation adjustments recorded during the period on homes that remain in inventory

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
at period end. Inventory valuation adjustment in prior periods is calculated by subtracting the inventory valuation adjustments recorded in prior periods on homes sold in the current period. We define Adjusted Gross Margin as Adjusted Gross Profit (Loss) as a percentage of revenue.
We view this metric as an important measure of business performance as it captures gross margin performance isolated to homes sold in a given period and provides comparability across reporting periods. Adjusted Gross Profit (Loss) helps management assess home pricing, service fees and renovation performance for a specific resale cohort.
Contribution (Loss) Profit / Margin
We calculate Contribution (Loss) Profit as Adjusted Gross Profit (Loss), minus certain costs incurred on homes sold during the current period including: (1) holding costs incurred in the current period, (2) holding costs incurred in prior periods, and (3) direct selling costs. The composition of our holding costs is described in the footnotes to the reconciliation table below. Contribution Margin is Contribution (Loss) Profit as a percentage of revenue.
We view this metric as an important measure of business performance as it captures the unit level performance isolated to homes sold in a given period and provides comparability across reporting periods. Contribution (Loss) Profit helps management assess inflows and outflows directly associated with a specific resale cohort.
The following table presents a reconciliation of our Adjusted Gross Profit (Loss) and Contribution (Loss) Profit to our gross profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentages)	2023	2022	2023	2022
Gross profit (GAAP)	$149	$486	$319	$1,021
Gross Margin	7.5%	11.6%	6.3%	10.9%
Adjustments:
Inventory valuation adjustment – Current Period(1)(2)	14	82	18	85
Inventory valuation adjustment – Prior Periods(1)(3)	(156)	(12)	(432)	(38)
Adjusted Gross Profit (Loss)	$7	$556	$(95)	$1,068
Adjusted Gross Margin	0.4%	13.2%	(1.9)%	11.4%
Adjustments:
Direct selling costs(4)	(58)	(100)	(143)	(236)
Holding costs on sales – Current Period(5)(6)	(6)	(11)	(31)	(42)
Holding costs on sales – Prior Periods(5)(7)	(33)	(23)	(62)	(36)
Contribution (Loss) Profit	$(90)	$422	$(331)	$754
Contribution Margin	(4.6)%	10.1%	(6.5)%	8.1%
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
Adjusted Net (Loss) Income
We calculate Adjusted Net (Loss) Income as GAAP net income (loss) adjusted to exclude non-cash expenses of stock-based compensation, equity securities fair value adjustment, and intangibles amortization expense. It excludes expenses that are not directly related to our revenue-generating operations such as restructuring, gain on lease termination, and legal contingency accruals. It excludes (gain) loss on extinguishment of debt as these expenses were incurred as a result of decisions made by management to repay portions of our outstanding credit facilities early; these expenses are not reflective of ongoing operating results and vary in frequency and amount. Adjusted Net (Loss) Income also aligns the timing of inventory valuation adjustments recorded under GAAP to the period in which the related revenue is recorded in order to improve the comparability of this measure to our non-GAAP financial measures of unit economics, as described above. Our calculation of Adjusted Net (Loss) Income does not currently include the tax effects of the non-GAAP adjustments because our taxes and such tax effects have not been material to date.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table presents a reconciliation of our Adjusted Net (Loss) Income and Adjusted EBITDA to our net income (loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentages)	2023	2022	2023	2022
Net income (loss) (GAAP)	$23	$(54)	$(78)	$(26)
Adjustments:
Stock-based compensation	21	59	63	126
Equity securities fair value adjustment(1)	(6)	3	(7)	25
Intangibles amortization expense(2)	1	3	3	5
Inventory valuation adjustment – Current Period(3)(4)	14	82	18	85
Inventory valuation adjustment — Prior Periods(3)(5)	(156)	(12)	(432)	(38)
Restructuring(6)	10	—	10	—
Gain on extinguishment of debt	(104)	—	(182)	—
Gain on lease termination	(1)	—	(1)	—
Legal contingency accrual and related expenses	—	42	—	45
Other(7)	1	(1)	—	(1)
Adjusted Net (Loss) Income	$(197)	$122	$(606)	$221
Adjustments:
Depreciation and amortization, excluding amortization of intangibles	9	12	21	21
Property financing(8)	44	76	104	134
Other interest expense(9)	9	13	23	23
Interest income(10)	(34)	(6)	(52)	(6)
Income tax expense	1	1	1	1
Adjusted EBITDA	$(168)	$218	$(509)	$394
Adjusted EBITDA Margin	(8.5)%	5.2%	(10.0)%	4.2%
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
(6)Restructuring costs consist primarily of severance and employee termination benefits related to the Company’s April 2023 workforce reduction.
(7)Includes primarily sublease income and income from equity method investments.
(8)Includes interest expense on our non-recourse asset-backed debt facilities.
(9)Includes amortization of debt issuance costs and loan origination fees, commitment fees, unused fees, other interest related costs on our asset-backed debt facilities, interest expense related to the 2026 convertible senior notes outstanding, and interest expense on other secured borrowings.
(10)Consists mainly of interest earned on cash, cash equivalents, restricted cash and marketable securities.

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
Cost of Revenue
Cost of revenue includes the property purchase price, acquisition costs, and direct costs to renovate or repair the home. These costs are accumulated in real estate inventory during the property holding period and charged to cost of revenue under the specific identification method when the property is sold. Real estate inventory is reviewed for valuation adjustments at least quarterly. If the carrying amount for a given home is not expected to be recovered, an inventory valuation adjustment is recorded to cost of revenue and the home’s carrying value is adjusted to its net realizable value. Additionally, for our revenue other than home sales revenue, cost of revenue consists of any costs incurred in delivering the service, including associated headcount expenses such as salaries, benefits, and stock-based compensation.
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
Restructuring Expense
Restructuring expense consists primarily of severance and other termination benefits for employees whose roles have been eliminated.
Gain on Extinguishment of Debt
Gain on extinguishment of debt is the result of the Company’s partial repurchase of the 2026 Notes at a discount net of unamortized deferred costs associated with the 2026 Notes. The amount is offset by the termination of debt facilities, partial debt extinguishments, and unamortized deferred costs associated with these facilities. See Part I – Item 1. Financial Statements

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
– Notes to Condensed Consolidated Financial Statements – Note 5. Credit Facilities and Long-Term Debt—Convertible Senior Notes for additional information regarding the 2026 Notes.
Interest Expense
Interest expense consists primarily of interest paid or payable and the amortization of debt discounts and debt issuance costs. Interest expense varies period over period, primarily due to fluctuations in our inventory volumes and changes in the floating benchmark interest rates (“Benchmark Rates”), based on a London Interbank Offered Rate (“LIBOR”) or the secured overnight financing rate (“SOFR”), plus an applicable margin, which impact the interest incurred on our senior revolving credit facilities (see “— Liquidity and Capital Resources — Debt and Financing Arrangements”).
We expect our overall interest expense to increase as inventory increases. Subject to market conditions and cost of capital trade-offs, we will evaluate opportunities to expand our sources of financing over time, which may allow us to diversify our mix of financing sources to include more cost-effective financing relative to our higher cost mezzanine term debt facilities.
Other Income (Loss) — Net
Other income (loss) – net consists primarily of interest income on our Cash and Restricted cash balances and from our investment in money market funds, time deposits, and debt securities as well as changes in fair value of, and dividend income from, our investment in equity securities.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Three Months Ended June 30,		Change in
(in thousands, except percentages)	2023	2022	$	%
Revenue	$1,976	$4,198	$(2,222)	(53)%
Cost of revenue	1,827	3,712	(1,885)	(51)%
Gross profit	149	486	(337)	(69)%
Operating expenses:
Sales, marketing and operations	124	276	(152)	(55)%
General and administrative	44	137	(93)	(68)%
Technology and development	39	41	(2)	(5)%
Restructuring	10	—	10	N/M
Total operating expenses	217	454	(237)	(52)%
(Loss) income from operations	(68)	32	(100)	(313)%
Gain on extinguishment of debt	104	—	104	N/M
Interest expense	(53)	(89)	36	(40)%
Other income (loss)-net	41	4	37	925%
Income (Loss) before income taxes	24	(53)	77	(145)%
Income tax expense	(1)	(1)	—	—%
Net income (loss)	$23	$(54)	$77	(143)%
N/M - Not meaningful.

	Six Months Ended June 30,		Change in
(in thousands, except percentages)	2023	2022	$	%
Revenue	$5,096	$9,349	$(4,253)	(45)%
Cost of revenue	4,777	8,328	(3,551)	(43)%
Gross profit	319	1,021	(702)	(69)%
Operating expenses:
Sales, marketing and operations	312	552	(240)	(43)%
General and administrative	110	238	(128)	(54)%
Technology and development	79	81	(2)	(2)%
Restructuring	10	—	10	N/M
Total operating expenses	511	871	(360)	(41)%
(Loss) income from operations	(192)	150	(342)	(228)%
Gain on extinguishment of debt	182	—	182	N/M
Interest expense	(127)	(157)	30	(19)%
Other income (loss)-net	60	(18)	78	(433)%
Loss before income taxes	(77)	(25)	(52)	208%
Income tax expense	(1)	(1)	—	—%
Net loss	$(78)	$(26)	$(52)	200%
N/M - Not meaningful.
Revenue
Revenue decreased by $2.2 billion, or 53%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease in revenue was primarily attributable to lower sales volumes as well as lower revenue per home in the second quarter of 2023. We sold 5,383 homes during the three months ended June 30, 2023, compared to 10,482 homes during the three months ended June 30, 2022, representing a decrease of 49%. Revenue per home sold decreased 8% between the same periods. The decrease in sales volumes was a result of the proactive reduction of our inventory acquisition pace beginning in the third quarter of 2022 via higher spreads embedded in our offers and lower marketing investment in reaction to

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
volatility in the U.S. housing market. The decrease in revenue per home sold was primarily attributed to a slowdown in home price appreciation (“HPA”).
Revenue decreased by $4.3 billion, or 45%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in revenue was primarily attributable to lower sales volumes as well as lower revenue per home sold. We sold 13,657 homes during the six months ended June 30, 2023, compared to 23,151 homes during the six months ended June 30, 2022, representing a decrease of 41% and revenue per home sold decreased 8% between the same periods. The decrease in sales volumes and revenue per home sold was primarily attributable to the slowdown in inventory acquisition pacing and HPA discussed above.
Cost of Revenue and Gross Profit
Cost of revenue decreased by $1.9 billion, or 51%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease in cost of revenue was primarily attributable to lower sales volumes and a 4% decrease in cost of revenue per home due to the slowdown in inventory acquisition pacing and HPA discussed above.
Cost of revenue decreased by $3.6 billion, or 43%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in cost of revenue was primarily attributable to lower sales volumes and a 3% decrease in cost of revenue per home due to the slowdown in inventory acquisition pacing and HPA discussed above.
Gross profit decreased from $486 million to $149 million and gross margin decreased from 11.6% to 7.5% for the three months ended June 30, 2022 and June 30, 2023, respectively. For the same periods, Adjusted Gross Margin decreased from 13.2% to 0.4%. The decrease in gross margin reflects the rapid downturn in the U.S. housing market primarily in the second half of 2022, resulting in market conditions at the time of sale to be weaker than we believed they would be at the time of pricing our inventory acquisitions. In addition, we have prioritized risk management and resale clearance at the expense of resale margin performance in order to clear homes acquired prior to the shift in market conditions. Adjusted gross margin for the three months ended June 30, 2023 is further impacted by $156 million of inventory valuation adjustments recorded in prior periods on the homes sold in the current period in order to reduce the carrying value of these homes to their net realizable value. Contribution Margin decreased from 10.1% to (4.6)%, due to the reasons noted above as well as increased holding costs due to longer average inventory holding periods. See “— Non-GAAP Financial Measures.”
Gross profit decreased from $1.0 billion to $319 million and gross margin decreased from 10.9% to 6.3% for the six months ended June 30, 2022 and June 30, 2023, respectively. For the same periods, Adjusted Gross Margin decreased from 11.4% to (1.9)%. The decrease in gross margin reflects the rapid downturn in the U.S. housing market primarily in the second half of 2022, resulting in market conditions at the time of sale to be weaker than we believed they would be at the time of pricing our inventory acquisitions. In addition, we have prioritized risk management and resale clearance at the expense of resale margin performance in order to clear homes acquired prior to the shift in market conditions. Adjusted gross margin for the six months ended June 30, 2023 is further impacted by $432 million of inventory valuation adjustments recorded in prior periods on the homes sold in the current period in order to reduce the carrying value of these homes to their net realizable value. For the same period, Contribution Margin decreased from 8.1% to (6.5)%, due to the reasons noted above as well as increased holding costs due to longer average inventory holding periods. See “— Non-GAAP Financial Measures.”
Operating Expenses
Sales, Marketing and Operations. Sales, marketing and operations decreased by $152 million, or 55%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily attributable to a $42 million decrease in resale transaction costs and broker commissions, consistent with the 53% decrease in revenue during the same period. Property holding costs decreased by $26 million, consistent with decreased inventory levels compared to the three months ended June 30, 2022. Advertising expense decreased $63 million, from $78 million for the three months ended June 30, 2022 to $15 million for the three months ended June 30, 2023 as we decreased marketing in both existing and new markets. In addition, for the same period, headcount expenses, including salaries and benefits, decreased $11 million, which was largely attributable to the November 2022 and April 2023 workforce reductions.
Sales, marketing and operations decreased by $240 million, or 43%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily attributable to a $93 million decrease in resale transaction costs and broker commissions, consistent with the 45% decrease in revenue during the same period. Property holding costs

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
decreased by $37 million, consistent with decreased inventory levels compared to the six months ended June 30, 2022. Advertising expense decreased $85 million, from $127 million for the six months ended June 30, 2022 to $42 million for the six months ended June 30, 2023 as we decreased marketing in both existing and new markets. In addition, headcount expenses, including salaries and benefits, decreased $9 million consistent with the November 2022 and April 2023 workforce reductions.
General and Administrative. General and administrative decreased by $93 million, or 68%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was mainly attributable to a $38 million reduction in stock-based compensation, which was primarily related to the forfeiture of certain executive restricted stock units (“RSUs”), including performance-based awards. In addition, the Company recorded a $42 million legal contingency accrual during the three months ended June 30, 2022 for the Federal Trade Commission matter, which was settled in October 2022, as previously disclosed in our Annual Report and therefore no additional settlement amounts were incurred on this matter during the three months ended June 30, 2023.
General and administrative decreased by $128 million, or 54%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was mainly attributable to a $62 million reduction in stock-based compensation, which was primarily related to the forfeiture of certain executive RSUs, including performance-based awards. In addition, the Company recorded a $45 million legal contingency accrual during the six months ended June 30, 2022 for the Federal Trade Commission matter, which was settled in October 2022, as previously disclosed in our Annual Report. No additional legal expenses were incurred on this matter during the six months ended June 30, 2023.
Technology and Development. Technology and development changed by a nominal amount for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022.
Restructuring. Restructuring increased by $10 million, for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. Restructuring expense was attributable to the Company’s April 2023 workforce reduction of approximately 22% of our workforce or 560 employees.
Gain on Extinguishment of Debt
Gain on extinguishment of debt increased by $104 million, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The gain on extinguishment of debt resulted from the Company’s partial repurchase of its 2026 Notes at a discount net of unamortized deferred costs associated with the 2026 Notes in May 2023, partially offset by expenses related to partial debt extinguishments during the three months ended June 30, 2023.
Gain on extinguishment of debt increased by $182 million, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The gain on extinguishment of debt resulted from the Company’s partial repurchase of its 2026 Notes in March and May 2023 at a discount net of unamortized deferred costs associated with the 2026 Notes, partially offset by expenses related to partial debt extinguishments during the six months ended June 30, 2023.
Interest Expense
Interest expense decreased by $36 million, or 40%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily attributable to a significant decrease in average balances in our non-recourse asset-backed debt, partially offset by increases in the floating Benchmark Rates on our asset-backed senior revolving credit facilities.
Interest expense decreased by $30 million, or 19%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily attributable to a significant decrease in average balances in our non-recourse asset-backed debt, partially offset by increases in the floating Benchmark Rates on our asset-backed senior revolving credit facilities.
Other Income (Loss) — Net
Other income (loss) – net increased to $41 million from $4 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase is primarily related to a $28 million increase in interest income due to an

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
increase in interest rates and a $9 million unrealized fair value adjustment recorded on marketable equity securities during the three months ended June 30, 2023.
Other income (loss) – net increased to $60 million from $(18) million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase is primarily related to a $46 million increase in interest income due to an increase in interest rates and a $31 million unrealized fair value adjustment recorded on marketable equity securities during the three months ended June 30, 2023.
Income Tax Expense
Income tax expense changed by a nominal amount for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities. As of June 30, 2023, we had cash and cash equivalents of $1.1 billion, restricted cash of $1.7 billion, and marketable securities of $90 million. The decline in our cash, cash equivalents and marketable securities balance of $71 million as compared to December 31, 2022 resulted from a combination of operating losses and the partial repurchase of our 2026 Notes, offset by capital released as a result of reduced inventory levels. The increase in our restricted cash balance of $1.0 billion as compared to December 31, 2022 was a result of the proactive reduction of our acquisition pace via higher spreads embedded in our offers and lower marketing investment, resulting in greater restricted cash available for the future acquisition of real estate inventory.
As of June 30, 2023, the Company had total outstanding balances on our asset-backed debt of $2.6 billion and aggregate principal outstanding from convertible senior notes of $510 million. In addition, we had undrawn borrowing capacity of $7.6 billion under our non-recourse asset-backed debt facilities (as described further below), of which $1.7 billion was committed.
In March 2023 and May 2023, we repurchased approximately $189 million and $279 million, respectively, in aggregate principal amount of our 2026 Notes as further described in “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 5. Credit Facilities and Long-Term Debt – Convertible Senior Notes” in this Quarterly Report on Form 10-Q. As market conditions warrant, we may, from time to time, repurchase additional outstanding debt securities in the open market, in privately negotiated transactions, by tender offer, by exchange transaction or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity and other factors and may be commenced or suspended at any time. The amounts involved and total consideration paid may be material.
We have incurred losses from inception, with the exception of net income during the three months ended March 31, 2022 and three months ended June 30, 2023, and we expect to incur additional losses in the future. Our ability to service our debt and fund working capital, business operations and capital expenditures will depend on our ability to generate cash from operating activities, which is subject to our future operating success, and ability to obtain inventory acquisition financing on reasonable terms, which is subject to factors beyond our control, including potential economic recession, rising interest rates, inflation and general economic, political and financial market conditions.
Our working capital requirements may increase should our inventory balance increase over the remainder of the year. We believe our cash, cash equivalents and marketable securities, together with cash we expect to generate from future operations and borrowings, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Quarterly Report on Form 10-Q.
Debt and Financing Arrangements
Our financing activities include: short-term borrowings under our asset-backed senior revolving credit facilities and, prior to the discontinuation of our mortgage origination business, our mortgage repurchase financing; the issuance of long-term asset-

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
backed senior term debt, asset-backed mezzanine term debt, and convertible debt; and new issuances of equity. Historically, we have required access to external financing resources in order to fund growth, expansion into new markets and strategic initiatives and we expect this to continue in the future. Our access to capital markets can be impacted by factors outside our control, including economic conditions.
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
Our asset-backed facilities are each collateralized by a specified pool of assets, consisting of real estate inventory, restricted cash and equity interests in certain consolidated subsidiaries of Opendoor that directly or indirectly own our real estate inventory. The terms of our inventory financing facilities require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). As of June 30, 2023, the Company was in compliance with all financial covenants.
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
Our asset-backed senior debt facilities generally provide for advance rates of 75% to 90% against our cost basis in the underlying properties upon acquisition. Our mezzanine term facilities may finance up to 95% to 100% of our cost basis in the underlying properties upon acquisition. The maximum initial advance rates vary by facility and generally decrease on a fixed timeline that varies by facility based on the length of time a given property has been financed and other facility-specific adjustments, including adjustments based on collateral performance.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table summarizes certain details related to our non-recourse asset-backed debt and other secured borrowings as of June 30, 2023 (in millions, except interest rates):

		Outstanding Amount
June 30, 2023	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$15	$—	7.48%	June 30, 2025	June 30, 2025
Revolving Facility 2018-3	1,000	—	—	6.82%	October 20, 2025	October 20, 2025
Revolving Facility 2019-1	600	—	—	7.34%	July 31, 2023	July 31, 2023
Revolving Facility 2019-2	1,850	—	—	6.83%	July 8, 2023	July 8, 2023
Revolving Facility 2019-3	925	—	—	—%	April 5, 2024	April 4, 2025
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	100	—	100	3.48%	January 2, 2025	April 1, 2025
Term Debt Facility 2021-S2	600	—	500	3.20%	September 10, 2024	September 10, 2025
Term Debt Facility 2021-S3	1,000	—	750	3.75%	January 31, 2027	July 31, 2027
Term Debt Facility 2022-S1	250	—	250	4.07%	March 1, 2025	September 1, 2025
Total	$7,325	$15	$1,600
Issuance Costs		—	(15)
Carrying Value		$15	$1,585

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	2,300	—	800	10.00%	April 1, 2025	April 1, 2026
Term Debt Facility 2022-M1	500	—	150	10.00%	September 15, 2025	September 15, 2026
Total	$2,800	$—	$950
Issuance Costs			(8)
Carrying Value			$942

Total Non-Recourse Asset-backed Debt	$10,125	$15	$2,527
Asset-backed Senior Revolving Credit Facilities
We classify the senior revolving credit facilities as current liabilities on our condensed consolidated balance sheets. In some cases, the borrowing capacity amounts under the asset-backed senior revolving credit facilities as reflected in the table are not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. As of June 30, 2023, we had committed borrowing capacity with respect to asset-backed senior revolving credit facilities of $1.7 billion.
The revolving period end dates and final maturity dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. Certain of our asset-backed senior revolving credit facilities also have additional extension options that are subject to lender approval that are not reflected in the table above. The Company has entered into short term extensions under Revolving Facilities 2019-1 and 2019-2 with the intention of entering into longer duration renewals with respect to each facility.
Asset-backed Senior Term Debt Facilities
We classify our senior term debt facilities as non-current liabilities in our condensed consolidated balance sheets. The carrying value of the non-current liabilities is reduced by issuance costs of $15 million. In some cases, the borrowing capacity amounts under the asset-backed senior term debt facilities as reflected in the table are not fully committed and any borrowings

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
above the committed amounts are subject to the applicable lender’s discretion. As of June 30, 2023, we had committed borrowing capacity with respect to asset-backed senior term debt facilities of $1.6 billion.
The withdrawal period end dates and final maturity dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. Certain of our asset-backed senior term debt facilities also have additional extension options that are subject to lender approval that are not reflected in the table above.
Asset-backed Mezzanine Term Debt Facilities
In addition to the asset-backed senior revolving credit facilities and asset-backed senior term debt facilities, we have issued asset-backed mezzanine term debt facilities which are subordinated to the related senior facilities. The borrowing capacity amounts under the asset-backed mezzanine term debt facilities as reflected in the table are not fully committed and any borrowing above the committed amounts are subject to the applicable lender’s discretion. As of June 30, 2023, we had committed borrowing capacity with respect to asset-backed mezzanine term debt facilities of $950 million.
Convertible Senior Notes
In August 2021, we issued the 2026 Notes with an aggregate principal amount of $978 million. The table below summarizes certain details related to our 2026 Notes (in millions), as of June 30, 2023, which includes certain repurchases:

June 30, 2023	Remaining Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2026 Notes	$510	$(9)	$501
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as well as the assets, liabilities and equity related to Opendoor Technologies Inc. (Parent Company Only) (“Parent Company”) and subsidiaries that are not VIEs, as of June 30, 2023 (in millions):

		VIE	Non-VIE	Total
CURRENT ASSETS:
Cash and cash equivalents		$1	$1,119	$1,120
Restricted cash		1,663	21	1,684
Marketable securities		—	90	90
Escrow receivable		12	1	13
Real estate inventory		1,100	94	1,194
Inventory valuation adjustment		(32)	(13)	(45)
Real estate inventory, net		1,068	81	1,149
Other current assets		7	30	37
Total current assets		2,751	1,342	4,093
OTHER ASSETS	(1)	—	130	130
TOTAL ASSETS		$2,751	$1,472	$4,223

CURRENT LIABILITIES:
Current senior revolver asset-backed debt		15	—	15
Other current liabilities	(2)	22	51	73
Total current liabilities		37	51	88
Non-current asset-backed mezzanine term debt		942	—	942
Non-current asset-backed senior term debt		1,585		1,585
CONVERTIBLE SENIOR NOTES		—	501	501
LEASE LIABILITIES – Net of current portion		—	21	21
TOTAL LIABILITIES		$2,564	$573	$3,137

SHAREHOLDERS’ EQUITY:		$187	$899	$1,086
________________
(1)The Company’s consolidated Other Assets include the following assets as shown in the Condensed Consolidated Balance Sheets: Property and Equipment - Net, $62 million; Right of Use Assets, $28 million; Goodwill, $4 million; Intangibles - Net, $9 million; and Other Assets, $27 million.
(2)The Company’s Other Current Liabilities include the following liabilities as shown in the Condensed Consolidated Balance Sheets: Accounts Payable and Other Accrued Liabilities, $65 million; Interest Payable, $1 million; and Lease Liabilities - Current, $7 million.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in millions)	2023	2022
Net cash provided by (used in) operating activities	$3,102	$(343)
Net cash provided by investing activities	$45	$183
Net cash (used in) provided by financing activities	$(2,134)	$436
Net increase in cash, cash equivalents, and restricted cash	$1,013	$276
Net Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities was $3.1 billion and $(343) million for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, cash provided by operating activities was primarily driven by the $3.3 billion decrease in real estate inventory, partially offset by our net loss, net of non-cash items, of $125 million. For the six months ended June 30, 2022, cash used in operating activities was primarily driven by the $622 million increase in real estate inventory, partially offset by our net loss, net of non-cash items, of $257 million.
Net Cash Provided by Investing Activities
Net cash provided by investing activities was $45 million and $183 million for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, cash provided by investing activities primarily consisted of a net decrease in marketable securities of $61 million, partially offset by a $17 million increase in property and equipment principally related to the capitalization of internally developed software. For the six months ended June 30, 2022, cash provided by investing activities primarily consisted of a net decrease in marketable securities of $222 million, partially offset by $19 million for strategic investments in certain privately held companies and $20 million increase in property and equipment.
Net Cash (Used in) Provided by Financing Activities
Net cash (used in) provided by financing activities was $(2.1) billion and $436 million for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, cash used in financing activities was primarily attributable to $1.9 billion net principal payments on non-recourse asset-backed debt as well as $270 million related to the partial repurchase of the 2026 Notes. For the six months ended June 30, 2022, cash provided by financing activities was primarily attributable to $446 million net proceeds on non-recourse asset-backed debt.
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except for the

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
categories of contractual obligations included in the table below, which have been updated to reflect our contractual obligations as of June 30, 2023:

	Payment Due by Year
(in thousands)	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Senior revolving credit facilities(1)	$15	$15	$—	$—	$—
Senior and mezzanine term debt facilities(2)	2,998	153	1,911	934	—
Convertible senior notes(3)	515	1	3	511	—
Operating lease(4)	39	11	10	9	9
Purchase commitments(5)	469	469	—	—	—
Total	$4,036	$649	$1,924	$1,454	$9
______________
(1)Represents the principal amounts outstanding as of June 30, 2023. Includes estimated interest payments, calculated using the variable rate in existence at period end over an assumed holding period of 90 days. Borrowings under the senior revolving credit facilities are payable as the related inventory is sold. The payment is expected to be within one year of June 30, 2023.
(2)Represents the principal amounts outstanding as of June 30, 2023 and interest payments assuming the principal balances remain outstanding until maturity. The final maturity dates of the senior and mezzanine term debt facilities vary, as discussed above.
(3)Represents the principal amounts outstanding as of June 30, 2023 and interest payments assuming the principal balances remain outstanding until maturity.
(4)Represents future payments for long-term operating leases that have commenced as of June 30, 2023. In May 2023, the Company amended its Tempe, Arizona office lease to partially terminate the Company’s obligation with respect to a portion of the leased premises, which resulted in a decrease of undiscounted, future lease payments of $19 million.
(5)As of June 30, 2023, we were under contract to purchase 1,390 homes for an aggregate purchase price of $469 million.
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
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the condensed consolidated financial statements. Based on this definition, critical accounting policies and estimates are discussed in “Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to these critical accounting estimates during the first six months of 2023. In addition, we have other key accounting policies and estimates that are described in “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 1. Description of Business and Accounting Policies” in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
We are subject to market risk by way of changes in interest rates on borrowings under our inventory financing facilities. The Company had total outstanding balances on our asset-backed debt and other secured borrowings of $2.6 billion, 99% of which was fixed rate with an average duration of 3 years and the remaining 1% was based on a floating rate. Total interest expense for the six months ended June 30, 2023 was $104 million, of which $85 million was fixed and $19 million was floating. As of June 30, 2023 and December 31, 2022 we had outstanding borrowings of $15 million and $1.4 billion, respectively, which bear interest at floating benchmark reference rates based on the secured overnight financing rate (“SOFR”), plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. Many of our floating rate debt facilities also have benchmark rate floors. Assuming no change in the outstanding borrowings on our credit facilities, we estimate that a one percentage point increase in the applicable Benchmark Rates would increase our annual interest expense by approximately $0.1 million and $14 million as of June 30, 2023 and December 31, 2022, respectively.
Inflation Risk
We believe the inflation experienced in 2022, which is still ongoing, has impacted the cost of goods and services that we consume, such as labor and materials costs for home repairs. We endeavor to offset these impacts in our business through appropriately considering them in our pricing and operational models. However, if our costs were to become subject to significant incremental inflationary pressure, we may not be able to fully offset such higher costs by adjusting our operational model or our pricing methodology. Our inability to do so could harm our business, results of operations and financial condition.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OPENDOOR TECHNOLOGIES INC.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
On October 7, 2022 and November 22, 2022, purported securities class action lawsuits were filed in the United States District Court for the District of Arizona, captioned Alich v. Opendoor Technologies Inc., et al. (Case No. 2:22-cv-01717-JFM) (“Alich”) and Oakland County Voluntary Employee’s Beneficiary Association, et al. v. Opendoor Technologies Inc., et al. (Case No. 2:22-cv-01987-GMS) (“Oakland County”), respectively. The lawsuits were consolidated into a single action, captioned In re Opendoor Technologies Inc. Securities Litigation (Case No. 2:22-CV-01717-MTL). The consolidated amended complaint names as defendants the Company, Social Capital Hedosophia Holdings Corp. II (SCH"), certain of the Company’s current and former officers and directors and the underwriters of a securities offering the Company made in February 2021. The complaint alleges that the Company and certain officers violated Section 10(b) of the Exchange Act and SEC Rule 10b-5, and that the Company, SCH, certain officers and directors and the underwriters violated Section 11 of the Securities Act, in each case by making materially false or misleading statements related to the effectiveness of the Company’s pricing algorithm. The plaintiffs also allege that certain defendants violated Section 20(a) of the Exchange Act and Section 15 of the Securities Act, respectively, which provide for control person liability. The complaint asserts claims on behalf of all persons and entities that purchased, or otherwise acquired, Company common stock between December 21, 2020 and November 3, 2022 or pursuant to offering documents issued in connection with our business combination with SCH and the secondary public offering conducted by the Company in February 2021. The plaintiffs seek class certification, an award of unspecified compensatory damages, an award of interest and reasonable costs and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper. The defendants filed motions to dismiss on June 30, 2023, which are pending before the court. We believe that the allegations in the complaint are without merit and we intend to vigorously defend ourselves in the matter.
On March 1, 2023 and March 15, 2023, shareholder derivative lawsuits were filed in the United States District Court for the District of Arizona, captioned Carlson v. Rice, et al. (Case No. 2:23-cv-00367-GMS) and Van Dorn v. Wu, et al. (Case No. 2:23-cv-00455-DMF), respectively, which were subsequently consolidated into a single action, captioned Carlson v. Rice (Case No. 2:23-CV-00367-GMS). Plaintiffs voluntarily dismissed the matter on June 22, 2023, and thereafter re-filed complaints in the Court of Chancery of the State of Delaware, captioned Carlson v. Rice, et al. (Case No. 2023-0642) and Van Dorn v. Rice, et al. (Case No. 2023-0643).The cases have been consolidated into a single action, captioned Opendoor Technologies Inc. Stockholder Derivative Litigation (Case No. 2023-0642). On June 29, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the State of Delaware, captioned Juul v. Wu, et al. (Case No. 1:23-cv-00705-UNA). The complaints in each matter are based on the same facts and circumstances as In re Opendoor Technologies Inc. Securities Litigation and name certain officers and directors of the Company as defendants. The defendants are alleged to have violated Section 10(b) of the Exchange Act and SEC Rule 10b-5 and breached fiduciary duties. The plaintiffs seek to maintain the derivative actions on behalf of the Company, an award of unspecified compensatory damages, an order directing the Company to reform its corporate governance and internal procedures, restitutionary relief, an award of interest and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper. The derivative actions have been stayed pending further developments in In re Opendoor Technologies Inc. Securities Litigation.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Securities Trading Arrangements of Directors and Executive Officers
Rule 10b5-1 Trading Plans
The following table describes contracts, instructions or written plans for the sale or purchase of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” by our directors or executive officers during the three-month period ended June 30, 2023.

			Trading Arrangement
	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Maximum Shares to be Sold		Expiration Date
Megan Meyer (President, Sell Direct & Services)	Adopt	6/15/2023	X		400,009		8/30/2024
Christina Schwartz (Interim Chief Financial Officer)	Adopt	6/6/2023	X		591,595	(3)	8/10/2024
______________
(1)Intended to satisfy the affirmative defense of Rule 10b5-1(c)
(2)Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
(3)This number includes up to 315,933 shares of common stock subject to RSUs previously granted to Ms. Schwartz (the “RSU Shares”) that vest at various dates between June 15, 2023 and July 15, 2024. The aggregate number of RSU Shares that will be available for sale under the Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards. As such, for purposes of this disclosure, the shares included in this table reflect the aggregate maximum number of shares underlying Ms. Schwartz’s RSUs without excluding the shares that will be sold to satisfy the tax withholding obligations.
Rule 10b5-1 Sell to Cover Instruction Letters
On June 12, 2023, Ms. Megan Meyer, Ms. Christina Schwartz and Ms. Sydney Schaub, Chief Legal Officer, entered into 10b5-1 Instruction Letters (the “Instructions”) with respect to all RSUs granted or to be granted to each of them under the Company’s equity plans or any successor plans, in order to instruct the broker(s) chosen by the Company to sell shares of common stock in order to satisfy any minimum tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards. The Instructions are intended to satisfy the affirmative defense of Rule 10b5-1(c). The aggregate number of shares to be sold under the Instructions is not determinable.
Item 6. Exhibits.
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

OPENDOOR TECHNOLOGIES INC.

2.1		Agreement and Plan of Merger, dated as of September 15, 2020, by and among Social Capital Hedosophia Corp. II, Hestia Merger Sub Inc. and Opendoor Labs Inc.	8-K	001-39253	2.1	09/17/2020
3.1		Certificate of Incorporation of Opendoor Technologies Inc.	8-K	001-39253	3.1	12/18/2020
3.2		Amended and Restated Bylaws of Opendoor Technologies Inc.	8-K	001-39253	3.1	01/24/2023
4.1		Specimen Common Stock Certificate of Opendoor Technologies Inc.	S-4/A	333-249302	4.5	11/06/2020
4.2		Warrant Agreement, dated July 28, 2022, between Opendoor Technologies Inc. and Zillow, Inc.	8-K	001-39253	99.2	08/05/2022
10.1	#	Offer Letter Agreement dated as of March 10, 2015, by and between Opendoor Labs Inc. and Megan Meyer					*
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2		Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1		Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH		Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104		Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*
________________
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

OPENDOOR TECHNOLOGIES INC.
SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENDOOR TECHNOLOGIES INC.

Date:	August 03, 2023	By:	/s/ Carrie Wheeler

			Name:	Carrie Wheeler
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 03, 2023	By:	/s/ Christina Schwartz

			Name:	Christina Schwartz
			Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)