Form 10-Q
period 2023-09-30
Opendoor Technologies Inc.
filed 2023-11-02
CIK 1801169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________.
Commission file number 001-39253
Opendoor Technologies Inc.
(Exact name of registrant as specified in its charter)

Delaware			30-1318214
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

410 N. Scottsdale Road,		Suite 1600
Tempe,	AZ		85288
(Address of Principal Executive Offices)			(Zip Code)
(480) 618-6760
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	OPEN	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s common stock outstanding as of October 26, 2023 was approximately 670,031,190.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

		September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$1,154	$1,137
Restricted cash		1,224	654
Marketable securities		72	144
Escrow receivable		11	30
Real estate inventory, net		1,311	4,460
Other current assets $0 and $1 carried at fair value)		47	41
Total current assets		3,819	6,466
PROPERTY AND EQUIPMENT – Net		68	58
RIGHT OF USE ASSETS		27	41
GOODWILL		4	4
INTANGIBLES – Net		7	12
OTHER ASSETS		22	27
TOTAL ASSETS	(1)	$3,947	$6,608
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities		$67	$110
Non-recourse asset-backed debt - current portion		—	1,376
Interest payable		1	12
Lease liabilities - current portion		6	7
Total current liabilities		74	1,505
NON-RECOURSE ASSET-BACKED DEBT – Net of current portion		2,330	3,020
CONVERTIBLE SENIOR NOTES		502	959
LEASE LIABILITIES – Net of current portion		20	38
OTHER LIABILITIES		1	—
Total liabilities	(2)	2,927	5,522
COMMITMENTS AND CONTINGENCIES (See Note 14)
SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 3,000,000,000 shares authorized; 668,592,580 and 637,387,025 shares issued, respectively; 668,592,580 and 637,387,025 shares outstanding, respectively		—	—
Additional paid-in capital		4,263	4,148
Accumulated deficit		(3,242)	(3,058)
Accumulated other comprehensive loss		(1)	(4)
Total shareholders’ equity		1,020	1,086
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$3,947	$6,608
________________
(1)The Company’s consolidated assets at September 30, 2023 and December 31, 2022 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $1,203 and $636; Real estate inventory, net, $1,272 and $4,408; Escrow receivable, $11 and $29; Other current assets, $13 and $9; and Total assets of $2,499 and $5,082, respectively.
(2)The Company’s consolidated liabilities at September 30, 2023 and December 31, 2022 include the following liabilities for which the VIE creditors do not have recourse to Opendoor: Accounts payable and other accrued liabilities, $25 and $61; Interest payable, $1 and $11; Current portion of non-recourse asset-backed debt, $— and $1,376; Non-recourse asset-backed debt, net of current portion, $2,330 and $3,020; and Total liabilities, $2,356 and $4,468, respectively.
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are presented in thousands, and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE	$980	$3,361	$6,076	$12,710
COST OF REVENUE	884	3,786	5,661	12,114
GROSS PROFIT (LOSS)	96	(425)	415	596
OPERATING EXPENSES:
Sales, marketing and operations	85	260	397	812
General and administrative	48	85	158	323
Technology and development	42	40	121	121
Restructuring	—	—	10	—
Total operating expenses	175	385	686	1,256
LOSS FROM OPERATIONS	(79)	(810)	(271)	(660)
GAIN ON EXTINGUISHMENT OF DEBT	—	—	182	—
INTEREST EXPENSE	(47)	(115)	(174)	(272)
OTHER INCOME (LOSS) – Net	20	(2)	80	(20)
LOSS BEFORE INCOME TAXES	(106)	(927)	(183)	(952)
INCOME TAX EXPENSE	—	(1)	(1)	(2)
NET LOSS	$(106)	$(928)	$(184)	$(954)
Net loss per share attributable to common shareholders:
Basic	$(0.16)	$(1.47)	$(0.28)	$(1.53)
Diluted	$(0.16)	$(1.47)	$(0.28)	$(1.53)
Weighted-average shares outstanding:
Basic	662,149	629,535	651,939	624,581
Diluted	662,149	629,535	651,939	624,581

See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
NET LOSS	$(106)	$(928)	$(184)	$(954)
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on marketable securities	1	—	3	(3)
COMPREHENSIVE LOSS	$(105)	$(928)	$(181)	$(957)
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except number of shares)
(Unaudited)

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE-June 30, 2023	657,337,566	$—	$4,224	$(3,136)	$(2)	$1,086
Vesting of restricted stock units	9,613,088	—	—	—	—	—
Exercise of stock options	134,563	—	—	—	—	—
Employee stock purchase plan	1,507,363	—	1	—	—	1
Stock-based compensation	—	—	38	—	—	38
Other comprehensive income	—	—	—	—	1	1
Net loss	—	—	—	(106)	—	(106)
BALANCE–September 30, 2023	668,592,580	$—	$4,263	$(3,242)	$(1)	$1,020

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE-December 31, 2022	637,387,025	$—	$4,148	$(3,058)	$(4)	$1,086
Vesting of restricted stock units	26,749,344	—	—	—	—	—
Exercise of stock options	2,304,417	—	2	—	—	2
Employee stock purchase plan	2,151,794	—	2	—	—	2
Stock-based compensation	—	—	111	—	—	111
Other comprehensive income	—	—	—	—	3	3
Net loss	—	—	—	(184)	—	(184)
BALANCE–September 30, 2023	668,592,580	$—	$4,263	$(3,242)	$(1)	$1,020

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

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(184)	$(954)
Adjustments to reconcile net loss to cash, cash equivalents, and restricted cash provided by (used in) operating activities:
Depreciation and amortization	50	59
Amortization of right of use asset	5	6
Stock-based compensation	94	178
Inventory valuation adjustment	54	663
Changes in fair value of equity securities	4	36
Other	6	(1)
Origination of mortgage loans held for sale	—	(118)
Proceeds from sale and principal collections of mortgage loans held for sale	1	128
Gain on extinguishment of debt	(182)	—
Changes in operating assets and liabilities:
Escrow receivable	19	(70)
Real estate inventory	3,082	(663)
Other assets	(15)	—
Accounts payable and other accrued liabilities	(29)	73
Interest payable	(10)	4
Lease liabilities	(9)	(6)
Net cash provided by (used in) operating activities	2,886	(665)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(28)	(33)
Purchase of marketable securities	—	(28)
Proceeds from sales, maturities, redemptions and paydowns of marketable securities	75	293
Purchase of non-marketable equity securities	—	(25)
Proceeds from sale of non-marketable equity securities	1	3
Capital returns from non-marketable equity securities	—	3
Acquisitions, net of cash acquired	—	(3)
Net cash provided by investing activities	48	210
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of convertible senior notes	(270)	—
Proceeds from exercise of stock options	2	4
Proceeds from issuance of common stock for ESPP	2	2
Proceeds from non-recourse asset-backed debt	238	9,160
Principal payments on non-recourse asset-backed debt	(2,315)	(8,179)
Proceeds from other secured borrowings	—	114
Principal payments on other secured borrowings	—	(121)
Payment of loan origination fees and debt issuance costs	—	(24)
Payment for early extinguishment of debt	(4)	—
Net cash (used in) provided by financing activities	(2,347)	956
NET INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	587	501
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – Beginning of period	1,791	2,578
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	$2,378	$3,079
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid during the period for interest	$169	$248
DISCLOSURES OF NONCASH ACTIVITIES:
Stock-based compensation expense capitalized for internally developed software	$17	$13
RECONCILIATION TO CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$1,154	$1,327
Restricted cash	1,224	1,752
Cash, cash equivalents, and restricted cash	$2,378	$3,079
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements as of September 30, 2023 and December 31, 2022 and for the three and nine month periods ended September 30, 2023 and 2022 include the accounts of Opendoor, its wholly owned subsidiaries and VIEs where the Company is the primary beneficiary. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements herein. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.
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
Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 1. Description of Business and Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the nine-month period ended September 30, 2023, except as noted below.
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
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment and definite-lived intangible assets, among other long-lived assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. The impairment loss recognized for the three and nine months ended September 30, 2023 is primarily related to impairment of certain internally developed software projects. The impairment loss recognized during the periods presented is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative	$1	$—	$1	$—
Technology and development	$1	$1	4	1
Total impairment loss	$2	$1	$5	$1

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
Recently Issued Accounting Standards
Recently Adopted Accounting Standards
In July 2023, the FASB issued ASU 2023-03 which amends various paragraphs in the Accounting Standards Codification pursuant to the issuance of Commission Staff Bulletin No. 120. These updates were effective immediately and did not have a material impact on the Company’s condensed consolidated financial statements.
2.REAL ESTATE INVENTORY
The following table presents the components of inventory, net of applicable inventory valuation adjustments of $33 million and $459 million, as of September 30, 2023 and December 31, 2022, respectively (in millions):

	September 30, 2023	December 31, 2022
Work in progress	$298	$891
Finished goods:
Listed for sale	705	2,788
Under contract for sale	308	781
Total real estate inventory	$1,311	$4,460
As of September 30, 2023, the Company was in contract to purchase 1,661 homes for an aggregate purchase price of $578 million.
During the three and nine months ended September 30, 2023, the Company recorded inventory valuation adjustments for real estate inventory of $17 million and $54 million, respectively, in Cost of revenue in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2022, the Company recorded inventory valuation adjustments for real estate inventory of $573 million and $663 million, respectively, in Cost of revenue in the condensed consolidated statements of operations.
3.CASH, CASH EQUIVALENTS, AND INVESTMENTS
The amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents, and marketable securities as of September 30, 2023 and December 31, 2022, are as follows (in millions):

	September 30, 2023
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$69	$—	$—	$69	$69	$—
Money market funds	1,085	—	—	1,085	1,085	—
Corporate debt securities	61	—	(1)	60	—	60
Equity securities	12	—	—	12	—	12
Total	$1,227	$—	$(1)	$1,226	$1,154	$72

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
During the three and nine months ended September 30, 2023, the Company recognized $(6) million and $1 million of net unrealized (losses) gains, respectively, in the condensed consolidated statements of operations related to marketable equity securities held as of September 30, 2023. During the three and nine months ended September 30, 2022, the Company recognized $11 million and $36 million of net unrealized losses, respectively, in the condensed consolidated statements of operations related to marketable equity securities held as of September 30, 2022.
A summary of debt securities with unrealized losses aggregated by period of continuous unrealized loss is as follows (in millions):

	Less than 12 Months		12 Months or Greater		Total
September 30, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$—	$—	$60	$(1)	$60	$(1)
Total	$—	$—	$60	$(1)	$60	$(1)

	Less than 12 Months		12 Months or Greater		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$5	$—	$117	$(4)	$122	$(4)
Certificates of deposit	6	—	—	—	6	—
Asset-backed securities	—	—	2	—	2	—
Total	$11	$—	$119	$(4)	$130	$(4)
Net unrealized losses of the Company's available-for-sale debt securities as of September 30, 2023 and December 31, 2022 were $1 million and $4 million, respectively. These unrealized losses are associated with the Company’s investments in corporate debt securities and were due to interest rate increases, and not credit-related events. The Company does not expect to be required to sell the investments before recovery of the amortized cost bases. As such, no allowance for credit losses is required as of September 30, 2023 or December 31, 2022.
The scheduled contractual maturities of debt securities as of September 30, 2023 are as follows (in millions):

September 30, 2023	Fair Value	Within 1 Year	After 1 Year through 5 Years
Corporate debt securities	$60	$60	$—
Total	$60	$60	$—

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
A summary of non-marketable equity securities and equity method investment balances as of September 30, 2023 and December 31, 2022 are as follows (in millions):

	September 30, 2023	December 31, 2022
Equity method investments	$20	$20
Non-marketable equity securities	—	5
Total	$20	$25
During both the three and nine months ended September 30, 2023, the Company recognized $5 million of net unrealized losses in the condensed consolidated statements of operations related to non-marketable equity securities held as of September 30, 2023. No unrealized losses were recognized during the three and nine months ended September 30, 2022 in the condensed consolidated statements of operations related to non-marketable equity securities held as of September 30, 2022.
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
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as of September 30, 2023 and December 31, 2022 (in millions):

	September 30, 2023	December 31, 2022
Assets
Restricted cash	$1,203	$636
Real estate inventory, net	1,272	4,408
Other(1)	24	38
Total assets	$2,499	$5,082
Liabilities
Non-recourse asset-backed debt	$2,330	$4,396
Other(2)	26	72
Total liabilities	$2,356	$4,468
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
5.CREDIT FACILITIES AND LONG-TERM DEBT
The following tables summarize certain details related to the Company's credit facilities and long-term debt as of September 30, 2023 and December 31, 2022 (in millions, except interest rates):

		Outstanding Amount
September 30, 2023	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$—	$—	7.49%	June 30, 2025	June 30, 2025
Revolving Facility 2018-3	1,000	—	—	6.82%	September 29, 2026	September 29, 2026
Revolving Facility 2019-1	300	—	—	7.34%	August 15, 2025	August 15, 2025
Revolving Facility 2019-2	650	—	—	6.83%	October 6, 2023	October 6, 2023
Revolving Facility 2019-3	925	—	—	—%	April 5, 2024	April 4, 2025
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	100	—	100	3.48%	January 2, 2025	April 1, 2025
Term Debt Facility 2021-S2	400	—	300	3.20%	September 10, 2025	March 10, 2026
Term Debt Facility 2021-S3	1,000	—	750	3.75%	January 31, 2027	July 31, 2027
Term Debt Facility 2022-S1	250	—	250	4.07%	March 1, 2025	September 1, 2025
Total	$5,625	$—	$1,400
Issuance Costs		—	(13)
Carrying Value		$—	$1,387

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	2,300	—	800	10.00%	April 1, 2025	April 1, 2026
Term Debt Facility 2022-M1	500	—	150	10.00%	September 15, 2025	September 15, 2026
Total	$2,800	$—	$950
Issuance Costs			(7)
Carrying Value			$943

Total Non-Recourse Asset-backed Debt	$8,425	$—	$2,330

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
As of September 30, 2023, the Company had total borrowing capacity with respect to its non-recourse asset-backed debt of $8.4 billion. Borrowing capacity amounts under non-recourse asset-backed debt as reflected in the table above are in some cases not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. Any amounts repaid for senior term and mezzanine term debt facilities reduce total borrowing capacity as repaid amounts are not available to be reborrowed. As of September 30, 2023, the Company had committed borrowing capacity with respect to the Company’s non-recourse asset-backed debt of $3.0 billion; this committed borrowing capacity is comprised of $650 million for senior revolving credit facilities, $1.4 billion for senior term debt facilities, and $950 million for mezzanine term debt facilities.

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
The senior revolving credit facilities are typically structured with an initial revolving period of up to 24 months during which time amounts can be borrowed, repaid and borrowed again. The borrowing capacity is generally available until the end of the applicable revolving period as reflected in the table above. Outstanding amounts drawn under each senior revolving credit facility are required to be repaid on the facility maturity date or earlier if accelerated due to an event of default or other mandatory repayment event. The final maturity dates and revolving period end dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. These facilities may also have extensions subject to lender discretion that are not reflected in the table above. On October 3, 2023, the Company entered into an amendment to Revolving Facility 2019-2, providing for $550 million of borrowing capacity with a revolving period end date of October 3, 2025 and a final maturity date of October 2, 2026, which is inclusive of any extensions that are at the sole discretion of the Company.
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
The terms of these inventory financing facilities and related financing documents require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). Certain of these financial covenants are calculated by reference to Opendoor Labs Inc. and its consolidates subsidiaries' assets and liabilities. As a result, under certain circumstances, this may limit our flexibility to transfer assets from Opendoor subsidiaries to the Parent Company. At September 30, 2023 and December 31, 2022, $300 million and $565 million, respectively, of the Company’s net assets were restricted as they reflect minimum net asset requirements at Opendoor Labs Inc. As of September 30, 2023, the Company was in compliance with all financial covenants and no event of default had occurred.
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
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
Convertible Senior Notes
In August 2021, the Company issued 0.25% senior notes due in 2026 (the “2026 Notes”) with an aggregate principal amount of $978 million. The tables below summarize certain details related to the 2026 Notes (in millions, except interest rates):

September 30, 2023	Remaining Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2026 Notes	$510	$(8)	$502

September 30, 2023	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	Semi-Annual Interest Payment Dates	Conversion Rate	Conversion Price
2026 Notes	August 15, 2026	0.25%	0.78%	February 15; August 15	51.9926	$19.23
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
For the three and nine months ended September 30, 2023, total interest expense on the Company's convertible senior notes was $1 million and $4 million, respectively. For the three and nine months ended September 30, 2022, total interest expense on the Company's convertible senior notes was $2 million and $6 million, respectively.
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

September 30, 2023	Balance at Fair Value	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$60	$—	$60	$—
Equity securities	12	12	—	—
Total assets	$72	$12	$60	$—

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
Fair Value of Financial Instruments
The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis (in millions):

	September 30, 2023
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$1,154	$1,154	$1,154	$—
Restricted cash	1,224	1,224	1,224	—
Liabilities:
Non-recourse asset-backed debt	$2,330	$2,350	$—	$2,350
Convertible senior notes	502	342	—	342

	December 31, 2022
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$1,137	$1,137	$1,137	$—
Restricted cash	654	654	654	—
Liabilities:
Non-recourse asset-backed debt	$4,396	$4,427	$—	$4,427
Convertible senior notes	959	391	—	391

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
7.PROPERTY AND EQUIPMENT
Property and equipment as of September 30, 2023 and December 31, 2022, consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Internally developed software	$117	$105
Security systems	19	18
Computers	12	13
Software implementation costs	4	4
Office equipment	3	3
Furniture and fixtures	2	3
Leasehold improvements	2	2
Total	159	148
Accumulated depreciation and amortization	(91)	(90)
Property and equipment – net	$68	$58
Depreciation and amortization expense of $8 million and $27 million was recorded for the three and nine months ended September 30, 2023, respectively. Depreciation and amortization expense of $10 million and $28 million was recorded for the three and nine months ended September 30, 2022, respectively.
8.GOODWILL AND INTANGIBLE ASSETS
For the nine months ended September 30, 2023, there were no additions to goodwill. For the year ended December 31, 2022 the carrying amount of goodwill increased by $4 million due to acquisitions. For more information on significant acquisitions, refer to “Note 13 — Business Acquisition”. No impairment of goodwill was identified for the three and nine months ended September 30, 2023 and 2022.
Intangible assets subject to amortization consisted of the following as of September 30, 2023 and December 31, 2022, respectively (in millions, except years):

September 30, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Developed technology	$17	$(12)	$5	1.0
Customer relationships	7	(6)	1	0.9
Trademarks	5	(4)	1	0.9
Intangible assets – net	$29	$(22)	$7

December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Developed technology	$17	$(9)	$8	1.8
Customer relationships	7	(5)	2	1.7
Trademarks	5	(3)	2	1.7
Intangible assets – net	$29	$(17)	$12

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
Amortization expense for intangible assets was $2 million and $5 million for the three and nine months ended September 30, 2023, respectively. Amortization expense for intangible assets was $2 million and $7 million for the three and nine months ended September 30, 2022, respectively.
As of September 30, 2023, expected amortization of intangible assets is as follows:

Fiscal Years	(In millions)
Remainder of 2023	$2
2024	5
Total	$7
9.SHARE-BASED AWARDS
Stock options and RSUs
Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant.
A summary of the stock option activity for the nine months ended September 30, 2023, is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance-December 31, 2022	10,712	$2.13	3.5	$1
Exercised	(2,304)	1.07
Expired	(363)	2.87
Balance-September 30, 2023	8,045	$2.40	3.5	$6
Exercisable-September 30, 2023	8,045	$2.40	3.5	$6
A summary of the RSU activity for the nine months ended September 30, 2023, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested and outstanding-December 31, 2022	54,547	$10.29
Granted	45,022	1.73
Vested	(26,749)	5.29
Forfeited	(12,503)	11.75
Unvested and outstanding-September 30, 2023	60,317	$4.17
Restricted Shares
The Company has granted Restricted Shares to certain continuing employees, primarily in connection with acquisitions.
ESPP
The first offering period for the Company's 2020 ESPP began on March 1, 2022. The ESPP, pursuant to Internal Revenue Code Section 423, allows eligible participants to purchase shares using payroll deductions of up to 15% of their total compensation, subject to a $25,000 calendar year limitation on contributions. Prior to March 2023, the Company limited the

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
maximum number of shares to be purchased in an offering period to 1,000 shares per employee, and each offering period was six months in duration. Beginning in March 2023, the maximum number of shares to be purchased in an offering period was increased to 10,000 shares per employee, 5,000 per purchase period, and each offering period is 12 months in duration, with two 6-month purchase periods. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount on the lower price of either (i) the offer period start date or (ii) the purchase date. The ESPP also includes a reset provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date. ESPP employee payroll contributions withheld as of September 30, 2023 were $1.0 million and are included within Accounts payable and other accrued liabilities in the condensed consolidated balance sheets. Payroll contributions withheld as of September 30, 2023 will be used to purchase shares at the end of the current ESPP purchase period ending on February 29, 2024.
The fair value of ESPP purchase rights is estimated at the date of grant using the Black-Scholes option-pricing valuation model. The following assumptions were applied in the model to estimate the grant-date fair value of the ESPP.

Nine Months Ended September 30, 2023
Fair value	$0.64 – $2.13
Volatility	101.8% - 119.1%
Risk-free rate	5.06% – 5.47%
Expected life (in years)	0.5 – 1.0
Expected dividend	$—
As of September 30, 2023, total estimated unrecognized compensation expense related to the ESPP was $2 million. The unamortized compensation costs are expected to be recognized over the remaining term of the offering period of 0.6 years.
Stock-based compensation expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function as presented in the condensed consolidated statements of operations for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative	$15	$38	$47	$132
Sales, marketing and operations	4	5	12	14
Technology and development	12	9	35	32
Total stock-based compensation expense	$31	$52	$94	$178
During the nine months ended September 30, 2023, no market condition awards satisfied their market condition.
As of September 30, 2023, there was $211 million of unamortized stock-based compensation costs related to unvested RSUs. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 1.7 years.
10.WARRANTS
Marketing Warrants
On July 28, 2022, the Company entered into a warrant agreement with Zillow, Inc. (“Zillow”) in connection with a partnership arrangement that allows for Zillow to purchase up to 6 million shares of common stock that will vest in tranches (each, a “Tranche”) upon Zillow providing resale marketing services to the Company. Each Tranche will have an exercise price per share equal to the 30-day trailing volume weighted average price per share of Opendoor Common Stock (“VWAP”) prior to the vesting date of that Tranche, subject to a $15 floor and $30 cap per share. After a Tranche has vested, the Tranche can be

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
exercised via a cash payment or a cashless exercise; provided that the Company has the option to cash settle any exercise. The warrant expires in July 2027, subject to extension for an additional Tranche and early termination under limited circumstances. Zillow began providing marketing services under the partnership arrangement in March 2023. As of September 30, 2023, no warrant shares had vested.
11.INCOME TAXES
The Company's tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter.
The Company’s provision for income taxes, which was primarily composed of state tax expense, was nominal and $1 million for the three and nine months ended September 30, 2023, respectively, with an effective tax rate of (0.09)% and (0.38)%, respectively. The Company's provision for income taxes was $1 million and $2 million for the three and nine months ended September 30, 2022, respectively, with an effective tax rate of (0.08)% and (0.19)%, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the recording of a full valuation allowance against the net deferred tax assets.
The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, including a three-year cumulative loss position, the Company believes that based on the weight of available evidence, it is more likely than not that all of the deferred tax assets will not be realized and recorded a full valuation allowance on its net deferred tax assets as of September 30, 2023 and December 31, 2022.
12.NET LOSS PER SHARE
Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. During the periods when there is a net loss, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. No dividends were declared or paid for the three and nine months ended September 30, 2023 or 2022.
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
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders for the three and nine months ended September 30, 2023 and 2022 (in millions, except share amounts which are presented in thousands, and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic and diluted net loss per share:
Numerator:
Net loss attributable to common shareholders – basic and diluted	$(106)	$(928)	$(184)	$(954)
Denominator:
Weighted average shares outstanding – basic and diluted	662,149	629,535	651,939	624,581
Basic and diluted net loss per share	$(0.16)	$(1.47)	$(0.28)	$(1.53)
There were no preferred dividends declared or accumulated for the periods presented.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
RSUs	60,317	62,329	60,317	62,329
Options	8,045	11,083	8,045	11,083
Restricted Shares	—	485	—	485
Employee Stock Purchase Plan	2,438	829	2,438	829
Total anti-dilutive securities	70,800	74,726	70,800	74,726
13.BUSINESS ACQUISITION
On November 4, 2022, the Company acquired TaxProper Inc. in exchange for $10 million in cash consideration. Acquired intangible assets consist of developed technology valued at $7 million and are being amortized over two years. Goodwill attributed to the TaxProper Inc. acquisition was $2 million.
14.COMMITMENTS AND CONTINGENCIES
Lease Commitments
In May 2023, the Company amended its Tempe, Arizona office lease to partially terminate the Company’s obligation with respect to a portion of the leased premises (“Partial Lease Termination”). The Partial Lease Termination resulted in a decrease of undiscounted, future lease payments of $19 million. As a result of the Partial Lease Termination, the Company remeasured its operating lease liabilities and recorded a decrease of $10 million to reflect the reduced lease payments and termination penalties. The Company also recorded a decrease to right-of-use assets of $9 million based on the proportionate decrease in the right-of-use asset, which resulted in a gain of $1 million recognized in general and administrative expense on the consolidated statements of operations for the nine months ended September 30, 2023.
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
On March 1, 2023 and March 15, 2023, shareholder derivative lawsuits were filed in the United States District Court for the District of Arizona, captioned Carlson v. Rice, et al. (Case No. 2:23-cv-00367-GMS) and Van Dorn v. Wu, et al. (Case No. 2:23-cv-00455-DMF), respectively, which were subsequently consolidated into a single action, captioned Carlson v. Rice (Case No. 2:23-CV-00367-GMS). Plaintiffs voluntarily dismissed the matter on June 22, 2023, and thereafter re-filed complaints in the Court of Chancery of the State of Delaware, captioned Carlson v. Rice, et al. (Case No. 2023-0642) and Van Dorn v. Rice, et al. (Case No. 2023-0643). The cases have been consolidated into a single action, captioned Opendoor Technologies Inc. Stockholder Derivative Litigation (Case No. 2023-0642). On June 29, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the State of Delaware, captioned Juul v. Wu, et al. (Case No. 1:23-cv-00705-UNA). The complaints in each matter are based on the same facts and circumstances as In re Opendoor Technologies Inc. Securities Litigation and name certain officers and directors of the Company as defendants. The defendants are alleged to have violated Section 10(b) of the Exchange Act and SEC Rule 10b-5 and breached fiduciary duties. The plaintiffs seek to maintain the derivative actions on behalf of the Company, an award of unspecified compensatory damages, an order directing the Company to reform its corporate governance and internal procedures, restitutionary relief, an award of interest and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper. These derivative actions have been stayed pending further developments in In re Opendoor Technologies Inc. Securities Litigation.
On October 13, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of Delaware, captioned Woods, et al. v. Bain, et al. (Case No. 1:23-cv-01158-UNA). The complaint is based on facts and circumstances related to In re Opendoor Technologies Inc. Securities Litigation. The plaintiffs have brought claims against certain current and former directors and officers of the Company for breach of fiduciary duty, contribution under Sections 10(b) and 21D of the Exchange Act, SEC Rule 10b-5, violations of Section 14(a) of the Exchange Act, and SEC Rule 14a-9 promulgated thereunder. The plaintiffs seek to maintain the derivative action on behalf of the Company, an award of unspecified compensatory damages, an order directing one of the defendants to disgorge monies allegedly obtained from certain Company stock sale, equitable relief, an award of interest and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper.
On October 18, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of Arizona, captioned Gera v. Palihapitiya, et al. (Case No. 2:23-cv-02164-SMB). The complaint is based on facts and circumstances related to In re Opendoor Technologies Inc. Securities Litigation, and names as defendants certain current and former officers and directors of the Company and SCH Sponsor II LLC. The complaint alleges that the defendants violated Section 14(a) of the Exchange Act, and SEC Rule 14a-9 promulgated thereunder. The plaintiff seeks to maintain the derivative action on behalf of the Company, an award of unspecified compensatory damages, an order directing the Company to reform certain corporate governance and internal procedures, restitution, an award of cost and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper.
15.RESTRUCTURING
On April 18, 2023, the Company announced a workforce reduction of approximately 560 employees, representing approximately 22% of our workforce at that time and primarily impacting volume-based roles. We provided post-employment benefits to impacted employees for a total expense of approximately $10 million. The December 31, 2022 balance in restructuring liability is related the reduction in workforce that the Company initiated in November 2022.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
The following table presents the activity of the restructuring liability as of September 30, 2023 (in millions):

September 30, 2023
Balance-December 31, 2022	$4
Additions charged to expense	10
Cash payments	(14)
Balance-September 30, 2023	$—
16.SUBSEQUENT EVENTS
The Company has evaluated the impact of events that have occurred subsequent to September 30, 2023, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes, the Company has determined that there are no material subsequent events that would require recognition or disclosure.
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
Overview
Opendoor’s mission is to power life’s progress, one move at a time. Residential real estate is a trillion-dollar industry underpinned by a process that is complicated, time-consuming, stressful, and offline. We believe all consumers deserve to buy, sell, and move between homes with simplicity and confidence, and we have dedicated almost a decade to delivering on this vision. We have built unique pricing and operations capabilities to become one of the largest buyers and sellers of homes in the United States. Since our founding, we have helped customers to buy or sell homes in over 240,000 transactions and have expanded our footprint to 53 markets across the country.
Financial Highlights

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages, homes purchased, homes sold, number of markets, and homes in inventory)	2023	2022	Change	2023	2022	Change
Revenue	$980	$3,361	$(2,381)	$6,076	$12,710	$(6,634)
Homes sold	2,687	8,520	(5,833)	16,344	31,671	(15,327)
Gross profit (loss)	$96	$(425)	$521	$415	$596	$(181)
Gross Margin	9.8%	(12.6)%		6.8%	4.7%
Net loss	$(106)	$(928)	$822	$(184)	$(954)	$770
Adjusted Net Loss	$(75)	$(328)	$253	$(681)	$(107)	$(574)
Contribution Profit (Loss)	$43	$(22)	$65	$(288)	$732	$(1,020)
Contribution Margin	4.4%	(0.7)%		(4.7)%	5.8%
Adjusted EBITDA	$(49)	$(211)	$162	$(558)	$183	$(741)
Adjusted EBITDA Margin	(5.0)%	(6.3)%		(9.2)%	1.4%
Number of markets (at period end)	53	51	2	53	51	2
Homes purchased	3,136	8,380	(5,244)	7,563	31,535	(23,972)
Inventory (at period end)	$1,311	$6,093	$(4,782)	$1,311	$6,093	$(4,782)
Homes in inventory (at period end)	4,007	16,873	(12,866)	4,007	16,873	(12,866)
Current Housing Environment
In the first half of 2023, home prices performed better than expected on the back of historically low listing volumes that were approximately half the levels of 2014 to 2019. Against this backdrop of constrained supply, market clearance exceeded levels seen historically over the same time period. However, there continued to be uncertainty in how housing would perform for the remainder of the year given persistently low supply, the prospect of additional Fed rate action and recession risk.
In July 2023, the Fed raised interest rates an additional 25 bps and mortgage rates followed suit, reaching 8% in October 2023, their highest level in over 20 years and up over 100 bps since we reported results for the three months ended June 30, 2023. The increase in rates further depressed buyer demand, amplifying the typical seasonal decline in market

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
clearance rates. We expect the slowing market clearance rates will impact our financial outlook for the balance of 2023 in the following three ways. First, as market clearance rates have slowed, we expect our pace of resales, and therefore revenue, will be reduced. Second, we expect to reduce home-level list prices in order to stay inline with our clearance targets, which would flow through to revenue, gross profit, gross margin and contribution margin. Third, as a result of slower resale clearance rates, some sales from the old book of inventory shifted out of the third quarter of 2023 and will be a drag on overall margins when they sell through given their negative margin profile.
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
Factors Affecting our Business Performance
Market Penetration in Existing Markets
Residential real estate is one of the largest consumer markets in the United States, of which only approximately 1% of the estimated $1.9 trillion of home value transacted annually is conducted online. Given the fact that we operate in a highly fragmented industry and offer a differentiated value proposition to the traditional offline selling process, we believe there is significant opportunity to expand our share in our existing cities. By providing a consistent, high-quality and differentiated experience to our customers, we hope to continue to drive positive word-of-mouth awareness and trust in our platform.
We are steadily growing our reach via our partnership channels with homebuilders, agents, and online real estate platforms. We have relationships with the three largest online real estate platforms, Zillow, Redfin and Realtor.com, which collectively reach millions of unique monthly visitors. We launched our new partnership agreement with Zillow, Inc. in early 2023, allowing home sellers on the Zillow, Inc. platform to request an offer directly from Opendoor, and creating an additional channel for us to drive brand awareness and acquire customers. As of September 30, 2023, our partnership was live in 34 markets.
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
Market Footprint
The following table represents the number of markets we operated in as of the periods presented:

	September 30,	June 30,	March 31,	Year Ended December 31,
(in whole numbers)	2023	2023	2023	2022	2021	2020
Number of markets (at period end)	53	53	53	53	44	21
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
Our performance in the first nine months of 2023 reflects the sharp transition in the housing market from peak levels earlier in 2022 to lower transaction velocity and home price appreciation well beyond typical seasonal trends. Given these macroeconomic pressures, we have been focused on managing for overall inventory health and risk, particularly on homes that we acquired based on offers made in the first half of 2022 and prior (“old book”). As part of that focus, we have continued to adjust down listed prices on our inventory to stay in-line with market sell-through rates and drive resale clearance. As of September 30, 2023, we had $82 million of old book homes in inventory, down 68% from $254 million at June 30, 2023 and 98% from $3.5 billion at December 31, 2022. We have also proactively reduced our acquisition pace via higher spreads embedded in our offers and lower marketing investment. Margins on acquisitions arising from offers made in the second half of 2022 onward have, as of September 30, 2023, exceeded our expectations at an acquisition cohort level. We expect to achieve positive gross margins and contribution margins on those acquisition cohorts once fully sold through and we expect to resume a higher acquisition pace as the housing market stabilizes.
Related primarily to the sharp transition in the housing market, we recorded inventory valuation adjustments of $737 million during the year ended December 31, 2022. In 2023, resale clearance is trending better than the back half of 2022 and a lack of supply of new listings has helped to stabilize home prices. As such, inventory valuation adjustments recorded year to date in 2023 are significantly lower than 2022, at $17 million and $54 million during the three and nine months ended September 30, 2023, respectively.
As one key measure of inventory management performance, we evaluate our portfolio metrics relative to the broader market (as observed on the multiple listing services (“MLS”)). One such metric is our percentage of homes “on the market” for greater than 120 days as measured from initial listing date. As of September 30, 2023, such homes represented 12% of our portfolio, compared to 15% for the broader market when filtered for the types of homes we are able to underwrite and acquire in a given market based on characteristics such as price range, home type, home location, year built and lot size (which we refer to as our “buybox”).

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
These measures have limitations as analytical tools when assessing our operating performance and should not be considered in isolation or as a substitute for GAAP measures, including gross profit (loss) and net loss. We may calculate or present our non-GAAP financial measures differently than other companies who report measures with similar titles and, as a result, the non-GAAP financial measures we report may not be comparable with those of companies in our industry or in other industries.
Adjusted Gross Profit (Loss) and Contribution Profit (Loss)
To provide investors with additional information regarding our margins and return on inventory acquired, we have included Adjusted Gross Profit (Loss) and Contribution Profit (Loss), which are non-GAAP financial measures. We believe that Adjusted Gross Profit (Loss) and Contribution Profit (Loss) are useful financial measures for investors as they are supplemental measures used by management in evaluating unit level economics and our operating performance. Each of these measures is intended to present the economics related to homes sold during a given period. We do so by including revenue generated from homes sold (and adjacent services) in the period and only the expenses that are directly attributable to such home sales, even if such expenses were recognized in prior periods, and excluding expenses related to homes that remain in inventory as of the end of the period. Contribution Profit (Loss) provides investors a measure to assess Opendoor’s ability to generate returns on homes sold during a reporting period after considering home purchase costs, renovation and repair costs, holding costs and selling costs.
Adjusted Gross Profit (Loss) and Contribution Profit (Loss) are supplemental measures of our operating performance and have limitations as analytical tools. For example, these measures include costs that were recorded in prior periods under GAAP and exclude, in connection with homes held in inventory at the end of the period, costs required to be recorded under GAAP in the same period. Accordingly, these measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. We include a reconciliation of these measures to the most directly comparable GAAP financial measure, which is gross profit (loss).
Adjusted Gross Profit (Loss) / Margin
We calculate Adjusted Gross Profit (Loss) as gross profit (loss) under GAAP adjusted for (1) inventory valuation adjustment in the current period, and (2) inventory valuation adjustment in prior periods. Inventory valuation adjustment in the current period is calculated by adding back the inventory valuation adjustments recorded during the period on homes that remain in inventory at period end. Inventory valuation adjustment in prior periods is calculated by subtracting the inventory valuation adjustments recorded in prior periods on homes sold in the current period. We define Adjusted Gross Margin as Adjusted Gross Profit (Loss) as a percentage of revenue.

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
Contribution Profit (Loss) / Margin
We calculate Contribution Profit (Loss) as Adjusted Gross Profit (Loss), minus certain costs incurred on homes sold during the current period including: (1) holding costs incurred in the current period, (2) holding costs incurred in prior periods, and (3) direct selling costs. The composition of our holding costs is described in the footnotes to the reconciliation table below. Contribution Margin is Contribution Profit (Loss) as a percentage of revenue.
We view this metric as an important measure of business performance as it captures the unit level performance isolated to homes sold in a given period and provides comparability across reporting periods. Contribution Profit (Loss) helps management assess inflows and outflows directly associated with a specific resale cohort.
The following table presents a reconciliation of our Adjusted Gross Profit (Loss) and Contribution Profit (Loss) to our gross profit (loss), which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentages)	2023	2022	2023	2022
Gross profit (loss) (GAAP)	$96	$(425)	$415	$596
Gross Margin	9.8%	(12.6)%	6.8%	4.7%
Adjustments:
Inventory valuation adjustment – Current Period(1)(2)	17	573	24	620
Inventory valuation adjustment – Prior Periods(1)(3)	(29)	(38)	(450)	(38)
Adjusted Gross Profit (Loss)	$84	$110	$(11)	$1,178
Adjusted Gross Margin	8.6%	3.3%	(0.2)%	9.3%
Adjustments:
Direct selling costs(4)	(28)	(100)	(171)	(336)
Holding costs on sales – Current Period(5)(6)	(4)	(14)	(41)	(73)
Holding costs on sales – Prior Periods(5)(7)	(9)	(18)	(65)	(37)
Contribution Profit (Loss)	$43	$(22)	$(288)	$732
Contribution Margin	4.4%	(0.7)%	(4.7)%	5.8%
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
Adjusted Net Loss
We calculate Adjusted Net Loss as GAAP net loss adjusted to exclude non-cash expenses of stock-based compensation, equity securities fair value adjustment, and intangibles amortization expense. It excludes expenses that are not directly related to our revenue-generating operations such as restructuring and legal contingency accruals. It excludes (gain) loss on extinguishment of debt as these expenses were incurred as a result of decisions made by management to repay portions of our outstanding credit facilities early; these expenses are not reflective of ongoing operating results and vary in frequency and amount. Adjusted Net Loss also aligns the timing of inventory valuation adjustments recorded under GAAP to the period in which the related revenue is recorded in order to improve the comparability of this measure to our non-GAAP financial measures of unit economics, as described above. Our calculation of Adjusted Net Loss does not currently include the tax effects of the non-GAAP adjustments because our taxes and such tax effects have not been material to date.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table presents a reconciliation of our Adjusted Net Loss and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentages)	2023	2022	2023	2022
Net loss (GAAP)	$(106)	$(928)	$(184)	$(954)
Adjustments:
Stock-based compensation	31	52	94	178
Equity securities fair value adjustment(1)	11	11	4	36
Intangibles amortization expense(2)	2	2	5	7
Inventory valuation adjustment – Current Period(3)(4)	17	573	24	620
Inventory valuation adjustment — Prior Periods(3)(5)	(29)	(38)	(450)	(38)
Restructuring(6)	—	—	10	—
Gain on extinguishment of debt	—	—	(182)	—
Legal contingency accrual and related expenses	—	—	—	45
Other(7)	(1)	—	(2)	(1)
Adjusted Net Loss	$(75)	$(328)	$(681)	$(107)
Adjustments:
Depreciation and amortization, excluding amortization of intangibles	9	8	30	29
Property financing(8)	38	102	142	236
Other interest expense(9)	9	13	32	36
Interest income(10)	(30)	(7)	(82)	(13)
Income tax expense	—	1	1	2
Adjusted EBITDA	$(49)	$(211)	$(558)	$183
Adjusted EBITDA Margin	(5.0)%	(6.3)%	(9.2)%	1.4%
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
(7)Includes primarily sublease income, income from equity method investments, and gain on lease termination.
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
Gain on Extinguishment of Debt
Gain on extinguishment of debt is primarily related to the Company’s partial repurchase of the 2026 Notes at a discount net of unamortized deferred costs associated with the 2026 Notes. Gain on extinguishment of debt also includes any gains or losses recognized in conjunction with the termination of debt facilities, partial debt extinguishments, and unamortized deferred costs associated with these facilities. See Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Statements – Note 5. Credit Facilities and Long-Term Debt—Convertible Senior Notes for additional information regarding the 2026 Notes.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)

Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Three Months Ended September 30,		Change in
(in thousands, except percentages)	2023	2022	$	%
Revenue	$980	$3,361	$(2,381)	(71)%
Cost of revenue	884	3,786	(2,902)	(77)%
Gross profit (loss)	96	(425)	521	N/M
Operating expenses:
Sales, marketing and operations	85	260	(175)	(67)%
General and administrative	48	85	(37)	(44)%
Technology and development	42	40	2	5%
Total operating expenses	175	385	(210)	(55)%
Loss from operations	(79)	(810)	731	(90)%
Interest expense	(47)	(115)	68	(59)%
Other income (loss)-net	20	(2)	22	N/M
Loss before income taxes	(106)	(927)	821	(89)%
Income tax expense	—	(1)	1	N/M
Net loss	$(106)	$(928)	$822	(89)%
N/M - Not meaningful.

	Nine Months Ended September 30,		Change in
(in thousands, except percentages)	2023	2022	$	%
Revenue	$6,076	$12,710	$(6,634)	(52)%
Cost of revenue	5,661	12,114	(6,453)	(53)%
Gross profit	415	596	(181)	(30)%
Operating expenses:
Sales, marketing and operations	397	812	(415)	(51)%
General and administrative	158	323	(165)	(51)%
Technology and development	121	121	—	—%
Restructuring	10	—	10	N/M
Total operating expenses	686	1,256	(570)	(45)%
Loss from operations	(271)	(660)	389	(59)%
Gain on extinguishment of debt	182	—	182	N/M
Interest expense	(174)	(272)	98	(36)%
Other income (loss)-net	80	(20)	100	N/M
Loss before income taxes	(183)	(952)	769	(81)%
Income tax expense	(1)	(2)	1	(50)%
Net loss	$(184)	$(954)	$770	(81)%
N/M - Not meaningful.
Revenue
Revenue decreased by $2.4 billion, or 71%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease in revenue was primarily attributable to lower sales volumes as well as lower revenue per home in the third quarter of 2023. We sold 2,687 homes during the three months ended September 30, 2023, compared to 8,520 homes during the three months ended September 30, 2022, representing a decrease of 68%. Revenue per home sold decreased 8% between the same periods. The decrease in sales volumes was a result of the proactive reduction of our inventory acquisition pace beginning in the third quarter of 2022 via higher spreads embedded in our offers and lower marketing investment in reaction to volatility in the U.S. housing market. The decrease in revenue per home sold was primarily attributed to a slowdown in home price appreciation (“HPA”).

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Revenue decreased by $6.6 billion, or 52%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in revenue was primarily attributable to lower sales volumes as well as lower revenue per home sold. We sold 16,344 homes during the nine months ended September 30, 2023, compared to 31,671 homes during the nine months ended September 30, 2022, representing a decrease of 48% and revenue per home sold decreased 7% between the same periods. The decrease in sales volumes and revenue per home sold was primarily attributable to the slowdown in inventory acquisition pacing and HPA discussed above.
Cost of Revenue and Gross Profit (Loss)
Cost of revenue decreased by $2.9 billion, or 77%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease in cost of revenue was primarily attributable to lower sales volumes and a 14% decrease in cost of revenue per home, excluding valuation adjustments on homes in inventory at period end, due to the slowdown in inventory acquisition pacing and HPA discussed above. In addition, the decrease in cost of revenue is attributable to a decrease in inventory valuation adjustments on homes in inventory at period end, which were $17 million for the three months ended September 30, 2023 compared to $573 million for the three months ended September 30, 2022. The decrease in inventory valuation adjustments reflects the relative home price stabilization experienced in 2023 as well as higher spreads embedded in our home acquisition offers.
Cost of revenue decreased by $6.5 billion, or 53%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease in cost of revenue was primarily attributable to lower sales volumes and a 5% decrease in cost of revenue per home, excluding valuation adjustments on homes in inventory at period end, due to the slowdown in inventory acquisition pacing and HPA discussed above. In addition, the decrease in cost of revenue is attributable to a decrease in inventory valuation adjustments on homes in inventory at period end, which were $24 million for the nine months ended September 30, 2023 compared to $620 million the nine months ended September 30, 2022. The decrease in inventory valuation adjustments reflects the relative home price stabilization experienced in 2023 as well as higher spreads embedded in our home acquisition offers.
Gross profit (loss) increased from $(425) million to $96 million and gross margin increased from (12.6)% to 9.8% for the three months ended September 30, 2022 and September 30, 2023, respectively. For the same periods, Adjusted Gross Margin increased from 3.3% to 8.6% and Contribution Margin increased from (0.7)% to 4.4%. The increase in gross margin, Adjusted Gross Margin and Contribution Margin reflects the relative home price stabilization experienced in 2023 as well as higher spreads embedded in our acquisition offers for the homes composing the July through September 2023 resale cohort. The increase in gross profit is also attributable to a decrease in inventory valuation adjustments on homes in inventory at period end, which were $17 million for the three months ended September 30, 2023 compared to $573 million for the three months ended September 30, 2022. See “— Non-GAAP Financial Measures.”
Gross profit decreased from $596 million to $415 million and gross margin increased from 4.7% to 6.8% for the nine months ended September 30, 2022 and September 30, 2023, respectively. The decrease in gross profit is attributable to lower sales volumes as discussed above as well as the strong margins realized during the nine months ended September 30, 2022, which were fueled by a historically strong U.S. housing market in the first half of 2022. The increase in gross margin for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is attributable to the $620 million in inventory valuation adjustments recorded during the nine months ended September 30, 2022 to reduce homes in inventory to their net realizable value following the rapid downturn in the U.S. housing market, beginning primarily in the second half of 2022. Adjusted Gross Margin, which aligns the timing of inventory valuation adjustments to the period in which the home is sold, decreased from 9.3% to (0.2)% for the nine months ended September 30, 2022 and September 30, 2023, respectively. The decrease in Adjusted Gross Margin reflects the downturn in the U.S. housing market, resulting in market conditions at the time of resale to be weaker than we believed they would be at the time of pricing our inventory acquisitions. In addition, we prioritized risk management and resale clearance at the expense of resale margin performance in order to clear the old book inventory, which composed a majority of the resale cohort for the nine months ended September 30, 2022. Contribution Margin decreased from 5.8% to (4.7)% for the nine months ended September 30, 2022 and September 30, 2023, respectively, due to the reasons noted above as well as increased holding costs due to longer average inventory holding periods. See “— Non-GAAP Financial Measures.”

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Operating Expenses
Sales, Marketing and Operations. Sales, marketing and operations decreased by $175 million, or 67%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily attributable to a $72 million decrease in resale transaction costs and broker commissions, consistent with the 71% decrease in revenue during the same period. Property holding costs decreased by $47 million, consistent with decreased inventory levels compared to the three months ended September 30, 2022. Advertising expense decreased $29 million, from $45 million for the three months ended September 30, 2022 to $16 million for the three months ended September 30, 2023 as we decreased marketing in both existing and new markets. In addition, for the same period, headcount expenses, including salaries and benefits, and contingent labor expenses decreased $22 million, which was largely attributable to the November 2022 and April 2023 workforce reductions and a reduction in contingent labor.
Sales, marketing and operations decreased by $415 million, or 51%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily attributable to a $165 million decrease in resale transaction costs and broker commissions, consistent with the 52% decrease in revenue during the same period. Property holding costs decreased by $84 million, consistent with decreased inventory levels compared to the nine months ended September 30, 2022. Advertising expense decreased $114 million, from $172 million for the nine months ended September 30, 2022 to $58 million for the nine months ended September 30, 2023 as we decreased marketing in both existing and new markets. In addition, headcount expenses, including salaries and benefits, and contingent labor expenses decreased $46 million, which was largely attributable to the November 2022 and April 2023 workforce reductions and a reduction in contingent labor.
General and Administrative. General and administrative decreased by $37 million, or 44%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was mainly attributable to a $23 million reduction in stock-based compensation, which was primarily related to the forfeiture of certain executive restricted stock units (“RSUs”), including performance-based awards. In addition, headcount expenses, including salaries and benefits, decreased $6 million, which was largely attributable to the November 2022 and April 2023 workforce reductions.
General and administrative decreased by $165 million, or 51%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was mainly attributable to a $85 million reduction in stock-based compensation, which was primarily related to the forfeiture of certain executive RSUs, including performance-based awards. In addition, the Company recorded a $45 million legal contingency accrual during the nine months ended September 30, 2022 for the Federal Trade Commission matter, which was settled in October 2022, as previously disclosed in our Annual Report. In addition, headcount expenses, including salaries and benefits, decreased $10 million, which was largely attributable to the November 2022 and April 2023 workforce reductions.
Technology and Development. Technology and development changed by a nominal amount for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022.
Restructuring. Restructuring increased by $10 million, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Restructuring expense was attributable to the Company’s April 2023 reduction of approximately 22% of our workforce or 560 employees.
Gain on Extinguishment of Debt
Gain on extinguishment of debt increased by $182 million, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The gain on extinguishment of debt resulted from the Company’s partial repurchase of its 2026 Notes in March and May 2023 at a discount net of unamortized deferred costs associated with the 2026 Notes, partially offset by expenses related to partial debt extinguishments during the nine months ended September 30, 2023.
Interest Expense
Interest expense decreased by $68 million, or 59%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily attributable to a significant decrease in average balances in our non-recourse asset-backed debt.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Interest expense decreased by $98 million, or 36%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily attributable to a significant decrease in average balances in our non-recourse asset-backed debt, as well as a reduction in the weighted average interest rate of our term debt facilities as a result of a partial repayment of our outstanding mezzanine debt.
Other Income (Loss) — Net
Other income (loss) – net increased to $20 million from $(2) million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase is primarily related to a $23 million increase in interest income due to an increase in interest rates.
Other income (loss) – net increased to $80 million from $(20) million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase is primarily related to a $69 million increase in interest income due to an increase in interest rates and a $1 million unrealized gain versus a $35 million unrealized loss on marketable equity securities during the nine months ended September 30, 2023 and September 30, 2022, respectively.
Income Tax Expense
Income tax expense changed by a nominal amount for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities. As of September 30, 2023, we had cash and cash equivalents of $1.2 billion, restricted cash of $1.2 billion, and marketable securities of $72 million. The decline in our cash, cash equivalents and marketable securities balance of $55 million as compared to December 31, 2022 resulted from a combination of operating losses and the partial repurchase of our 2026 Notes, offset by capital released as a result of reduced inventory levels. The increase in our restricted cash balance of $570 million as compared to December 31, 2022 was a result of the proactive reduction of our acquisition pace via higher spreads embedded in our offers and lower marketing investment, resulting in greater restricted cash available for the future acquisition of real estate inventory.
As of September 30, 2023, the Company had total outstanding balances on our asset-backed debt of $2.4 billion and aggregate principal outstanding from convertible senior notes of $510 million. In addition, we had undrawn borrowing capacity of $6.1 billion under our non-recourse asset-backed debt facilities (as described further below), of which $650 million was committed.
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
Our asset-backed facilities are each collateralized by a specified pool of assets, consisting of real estate inventory, restricted cash and equity interests in certain consolidated subsidiaries of Opendoor that directly or indirectly own our real estate inventory. The terms of our inventory financing facilities require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). As of September 30, 2023, the Company was in compliance with all financial covenants.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table summarizes certain details related to our non-recourse asset-backed debt and other secured borrowings as of September 30, 2023 (in millions, except interest rates):

		Outstanding Amount
September 30, 2023	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$—	$—	7.49%	June 30, 2025	June 30, 2025
Revolving Facility 2018-3	1,000	—	—	6.82%	September 29, 2026	September 29, 2026
Revolving Facility 2019-1	300	—	—	7.34%	August 15, 2025	August 15, 2025
Revolving Facility 2019-2	650	—	—	6.83%	October 6, 2023	October 6, 2023
Revolving Facility 2019-3	925	—	—	—%	April 5, 2024	April 4, 2025
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	100	—	100	3.48%	January 2, 2025	April 1, 2025
Term Debt Facility 2021-S2	400	—	300	3.20%	September 10, 2025	March 10, 2026
Term Debt Facility 2021-S3	1,000	—	750	3.75%	January 31, 2027	July 31, 2027
Term Debt Facility 2022-S1	250	—	250	4.07%	March 1, 2025	September 1, 2025
Total	$5,625	$—	$1,400
Issuance Costs		—	(13)
Carrying Value		$—	$1,387

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	2,300	—	800	10.00%	April 1, 2025	April 1, 2026
Term Debt Facility 2022-M1	500	—	150	10.00%	September 15, 2025	September 15, 2026
Total	$2,800	$—	$950
Issuance Costs			(7)
Carrying Value			$943

Total Non-Recourse Asset-backed Debt	$8,425	$—	$2,330
Asset-backed Senior Revolving Credit Facilities
We classify the senior revolving credit facilities as current liabilities on our condensed consolidated balance sheets. In some cases, the borrowing capacity amounts under the asset-backed senior revolving credit facilities as reflected in the table are not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. As of September 30, 2023, we had committed borrowing capacity with respect to asset-backed senior revolving credit facilities of $650 million.
The revolving period end dates and final maturity dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. Certain of our asset-backed senior revolving credit facilities also have additional extension options that are subject to lender approval that are not reflected in the table above. On October 3, 2023, the Company entered into an amendment to Revolving Facility 2019-2, providing for $550 million of borrowing capacity with a revolving period end date of October 3, 2025 and a final maturity date of October 2, 2026, which is inclusive of any extensions that are at the sole discretion of the Company.
Asset-backed Senior Term Debt Facilities
We classify our senior term debt facilities as non-current liabilities in our condensed consolidated balance sheets. The carrying value of the non-current liabilities is reduced by issuance costs of $13 million. In some cases, the borrowing capacity amounts under the asset-backed senior term debt facilities as reflected in the table are not fully committed and any borrowings

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
above the committed amounts are subject to the applicable lender’s discretion. As of September 30, 2023, we had committed borrowing capacity with respect to asset-backed senior term debt facilities of $1.4 billion.
The withdrawal period end dates and final maturity dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. Certain of our asset-backed senior term debt facilities also have additional extension options that are subject to lender approval that are not reflected in the table above.
Asset-backed Mezzanine Term Debt Facilities
In addition to the asset-backed senior revolving credit facilities and asset-backed senior term debt facilities, we have issued asset-backed mezzanine term debt facilities which are subordinated to the related senior facilities. The borrowing capacity amounts under the asset-backed mezzanine term debt facilities as reflected in the table are not fully committed and any borrowing above the committed amounts are subject to the applicable lender’s discretion. As of September 30, 2023, we had committed borrowing capacity with respect to asset-backed mezzanine term debt facilities of $950 million.
Convertible Senior Notes
In August 2021, we issued the 2026 Notes with an aggregate principal amount of $978 million. The table below summarizes certain details related to our 2026 Notes (in millions), as of September 30, 2023, which includes certain repurchases:

September 30, 2023	Remaining Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2026 Notes	$510	$(8)	$502
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as well as the assets, liabilities and equity related to Opendoor Technologies Inc. (Parent Company Only) (“Parent Company”) and subsidiaries that are not VIEs, as of September 30, 2023 (in millions):

		VIE	Non-VIE	Total
CURRENT ASSETS:
Cash and cash equivalents		$—	$1,154	$1,154
Restricted cash		1,203	21	1,224
Marketable securities		—	72	72
Escrow receivable		11	—	11
Real estate inventory		1,299	45	1,344
Inventory valuation adjustment		(27)	(6)	(33)
Real estate inventory, net		1,272	39	1,311
Other current assets		13	34	47
Total current assets		2,499	1,320	3,819
OTHER ASSETS	(1)	—	128	128
TOTAL ASSETS		$2,499	$1,448	$3,947

CURRENT LIABILITIES:
Other current liabilities	(2)	$26	$48	$74
Total current liabilities		26	48	74
Non-current asset-backed mezzanine term debt		943	—	943
Non-current asset-backed senior term debt		1,387	—	1,387
CONVERTIBLE SENIOR NOTES		—	502	502
LEASE LIABILITIES – Net of current portion		—	20	20
OTHER LIABILITIES		—	1	1
TOTAL LIABILITIES		$2,356	$571	$2,927

SHAREHOLDERS’ EQUITY:		$143	$877	$1,020
________________
(1)The Company’s consolidated Other Assets include the following assets as shown in the Condensed Consolidated Balance Sheets: Property and Equipment - Net, $68 million; Right of Use Assets, $27 million; Goodwill, $4 million; Intangibles - Net, $7 million; and Other Assets, $22 million.
(2)The Company’s Other Current Liabilities include the following liabilities as shown in the Condensed Consolidated Balance Sheets: Accounts Payable and Other Accrued Liabilities, $67 million; Interest Payable, $1 million; and Lease Liabilities - Current, $6 million.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in millions)	2023	2022
Net cash provided by (used in) operating activities	$2,886	$(665)
Net cash provided by investing activities	$48	$210
Net cash (used in) provided by financing activities	$(2,347)	$956
Net increase in cash, cash equivalents, and restricted cash	$587	$501
Net Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities was $2.9 billion and $(665) million for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, cash provided by operating activities was primarily driven by the $3.1 billion decrease in real estate inventory, partially offset by our net loss, net of non-cash items, of $153 million. For the nine months ended September 30, 2022, cash used in operating activities was primarily driven by the $663 million increase in real estate inventory.
Net Cash Provided by Investing Activities
Net cash provided by investing activities was $48 million and $210 million for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, cash provided by investing activities primarily consisted of a net decrease in marketable securities of $75 million, partially offset by a $28 million increase in property and equipment principally related to the capitalization of internally developed software. For the nine months ended September 30, 2022, cash provided by investing activities primarily consisted of a net decrease in marketable securities of $265 million, partially offset by $19 million for strategic investments in certain privately held companies and a $33 million increase in property and equipment.
Net Cash (Used in) Provided by Financing Activities
Net cash (used in) provided by financing activities was $(2.3) billion and $956 million for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, cash used in financing activities was primarily attributable to $2.1 billion net principal payments on non-recourse asset-backed debt as well as $270 million related to the partial repurchase of the 2026 Notes. For the nine months ended September 30, 2022, cash provided by financing activities was primarily attributable to $981 million net proceeds on non-recourse asset-backed debt.
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except for the

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
categories of contractual obligations included in the table below, which have been updated to reflect our contractual obligations as of September 30, 2023:

	Payment Due by Year
(in thousands)	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Senior and mezzanine term debt facilities(1)	$2,751	$146	$1,831	$774	$—
Convertible senior notes(2)	514	1	513	—	—
Operating lease(3)	37	9	10	9	9
Purchase commitments(4)	578	578	—	—	—
Total	$3,880	$734	$2,354	$783	$9
______________
(1)Represents the principal amounts outstanding as of September 30, 2023 and interest payments assuming the principal balances remain outstanding until maturity. The final maturity dates of the senior and mezzanine term debt facilities vary, as discussed above.
(2)Represents the principal amounts outstanding as of September 30, 2023 and interest payments assuming the principal balances remain outstanding until maturity.
(3)Represents future payments for long-term operating leases that have commenced as of September 30, 2023. In May 2023, the Company amended its Tempe, Arizona office lease to partially terminate the Company’s obligation with respect to a portion of the leased premises, which resulted in a decrease of undiscounted, future lease payments of $19 million.
(4)As of September 30, 2023, we were under contract to purchase 1,661 homes for an aggregate purchase price of $578 million.
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
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the condensed consolidated financial statements. Based on this definition, critical accounting policies and estimates are discussed in “Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes to these critical accounting estimates during the first nine months of 2023. In addition, we have other key accounting policies and estimates that are described in “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 1. Description of Business and Accounting Policies” in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
We are subject to market risk by way of changes in interest rates on borrowings under our inventory financing facilities. As of September 30, 2023, the Company had total outstanding balances on our asset-backed debt and other secured borrowings of $2.4 billion, 100% of which was fixed rate with an average duration of 2.8 years. Total interest expense for the nine months ended September 30, 2023 was $142 million, of which $123 million was fixed and $19 million was floating. As of September 30, 2023 we had no outstanding borrowings with interest at floating benchmark reference rates. As of December 31, 2022 we had outstanding borrowings of $1.4 billion, which bore interest at floating benchmark reference rates based on the secured overnight financing rate (“SOFR”), plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. Many of our floating rate debt facilities also had benchmark rate floors. Assuming no change in the outstanding borrowings on our credit facilities, we estimate that a one percentage point increase in the applicable Benchmark Rates would have increased our annual interest expense by approximately $14 million as of December 31, 2022.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On March 1, 2023 and March 15, 2023, shareholder derivative lawsuits were filed in the United States District Court for the District of Arizona, captioned Carlson v. Rice, et al. (Case No. 2:23-cv-00367-GMS) and Van Dorn v. Wu, et al. (Case No. 2:23-cv-00455-DMF), respectively, which were subsequently consolidated into a single action, captioned Carlson v. Rice (Case No. 2:23-CV-00367-GMS). Plaintiffs voluntarily dismissed the matter on June 22, 2023, and thereafter re-filed complaints in the Court of Chancery of the State of Delaware, captioned Carlson v. Rice, et al. (Case No. 2023-0642) and Van Dorn v. Rice, et al. (Case No. 2023-0643).The cases have been consolidated into a single action, captioned Opendoor Technologies Inc. Stockholder Derivative Litigation (Case No. 2023-0642). On June 29, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the State of Delaware, captioned Juul v. Wu, et al. (Case No. 1:23-cv-00705-UNA). The complaints in each matter are based on the same facts and circumstances as In re Opendoor Technologies Inc. Securities Litigation and name certain officers and directors of the Company as defendants. The defendants are alleged to have violated Section 10(b) of the Exchange Act and SEC Rule 10b-5 and breached fiduciary duties. The plaintiffs seek to maintain the derivative actions on behalf of the Company, an award of unspecified compensatory damages, an order directing the Company to reform its corporate governance and internal procedures, restitutionary relief, an award of interest and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper. These derivative actions have been stayed pending further developments in In re Opendoor Technologies Inc. Securities Litigation.
On October 13, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of Delaware, captioned Woods, et al. v. Bain, et al. (Case No. 1:23-cv-01158-UNA). The complaint is based on facts and circumstances related to In re Opendoor Technologies Inc. Securities Litigation. The plaintiffs have brought claims against certain current and former directors and officers of the Company for breaches of fiduciary duty, contribution under Sections 10(b) and 21D of the Exchange Act, and violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 promulgated thereunder. The plaintiffs seek to maintain the derivative action on behalf of the Company, an award of unspecified compensatory damages, an order directing one of the defendants to disgorge monies allegedly obtained from certain personal sales of Company stock, equitable relief, an award of interest and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper.
On October 18, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of Arizona, captioned Gera v. Palihapitiya, et al. (Case No. 2:23-cv-02164-SMB). The complaint is based on facts and circumstances related to In re Opendoor Technologies Inc. Securities Litigation, and names as defendants certain current and former officers and directors of the Company and SCH Sponsor II LLC. The complaint alleges that the defendants violated Section 14(a) of the Exchange Act and SEC Rule 14a-9 promulgated thereunder. The plaintiff seeks to maintain the derivative action on behalf of the Company, an award of unspecified compensatory damages, an order directing the Company to reform certain corporate governance and internal procedures, restitution, an award of cost and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper.

OPENDOOR TECHNOLOGIES INC.

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
The following table describes contracts, instructions or written plans for the sale or purchase of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” by our directors or executive officers during the three-month period ended September 30, 2023.

			Trading Arrangement
	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Maximum Shares to be Sold		Expiration Date
Sydney Schaub (Chief Legal Officer)	Adopt	8/11/2023	X		1,041,363	(3)	11/15/2024
______________
(1)Intended to satisfy the affirmative defense of Rule 10b5-1(c)
(2)Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
(3)This number includes up to 1,041,363 shares of common stock subject to RSUs previously granted to Ms. Schaub (the “RSU Shares”) that vest at various dates between September 15, 2023 and September 15, 2024. The aggregate number of RSU Shares that will be available for sale under the Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards. As such, for purposes of this disclosure, the shares included in this table reflect the aggregate maximum number of

OPENDOOR TECHNOLOGIES INC.

shares underlying Ms. Schaub’s RSUs without excluding the shares that will be sold to satisfy the tax withholding obligations.
Item 6. Exhibits.
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1		Agreement and Plan of Merger, dated as of September 15, 2020, by and among Social Capital Hedosophia Corp. II, Hestia Merger Sub Inc. and Opendoor Labs Inc.	8-K	001-39253	2.1	09/17/2020
3.1		Certificate of Incorporation of Opendoor Technologies Inc.	8-K	001-39253	3.1	12/18/2020
3.2		Amended and Restated Bylaws of Opendoor Technologies Inc.	8-K	001-39253	3.1	01/24/2023
4.1		Specimen Common Stock Certificate of Opendoor Technologies Inc.	S-4/A	333-249302	4.5	11/06/2020
4.2		Warrant Agreement, dated July 28, 2022, between Opendoor Technologies Inc. and Zillow, Inc.	8-K	001-39253	99.2	08/05/2022
10.1	#	Opendoor Technologies Inc. Non-Employee Director Compensation Policy (as amended May 23, 2023)					*
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2		Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1		Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH		Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104		Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*
________________
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

OPENDOOR TECHNOLOGIES INC.
SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENDOOR TECHNOLOGIES INC.

Date:	November 02, 2023	By:	/s/ Carrie Wheeler

			Name:	Carrie Wheeler
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 02, 2023	By:	/s/ Christina Schwartz

			Name:	Christina Schwartz
			Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)