Form 10-K
period 2023-12-31
Opendoor Technologies Inc.
filed 2024-02-15
CIK 1801169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant as of June 30, 2023 was $1,989,386,879. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates.
The number of shares of registrant’s common stock outstanding as of February 8, 2024 was 679,641,720.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

OPENDOOR TECHNOLOGIES INC.

Annual Report On Form 10-K
For Fiscal Year Ended December 31, 2023

i

OPENDOOR TECHNOLOGIES INC.

As used in this Annual Report on Form 10-K, unless the context requires otherwise, references to “Opendoor,” the “Company,” “we,” “us,” and “our,” and similar references refer to Opendoor Technologies Inc. and its wholly owned subsidiaries following the Business Combination (as defined herein) and to Opendoor Labs Inc. prior to the Business Combination.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including, without limitation, statements regarding: current and future health and stability of the real estate housing market and general economy; volatility of mortgage interest rates and expectations regarding future shifts in behavior by consumers and partners; the health and status of our financial condition; anticipated future results of operations or financial performance; priorities of the Company to achieve future financial and business goals; our ability to continue to effectively navigate the markets in which we operate; anticipated future and ongoing impacts and benefits of acquisitions, partnership channel expansions, product innovations and other business decisions; health of our balance sheet to weather ongoing market transitions and any expectation to quickly re-scale in the future upon market stabilization; our ability to adopt an effective approach to manage economic and industry risk, as well as inventory health; our expectations with respect to the future success of our partnerships and our ability to drive significant growth in sales volumes through such partnerships; our business strategy and plans, including plans to expand into additional markets; market opportunity and expansion and objectives of management for future operations, including statements regarding the benefits and timing of the roll out of new markets, products, or technology; and the expected diversification of funding sources, are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “might,” “opportunity,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strategy,” “strive,” “target,” “vision,” “will,” or “would,” any negative of these words or other similar terms or expressions may identify forward-looking statements. The absence of these words does not mean that a statement is not forward-looking.
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
•our ability to expeditiously sell and appropriately price our inventory;
•our ability to access sources of capital, including debt financing and securitization funding to finance our real estate inventories and other sources of capital to finance operations and growth;
•our ability to maintain and enhance our products and brand, and to attract customers;
•our ability to manage, develop and refine our digital platform, including our automated pricing and valuation technology;
•our ability to comply with multiple listing service rules and requirements to access and use listing data, and to maintain or establish relationships with listings and data providers;
•our ability to obtain or maintain licenses and permits to support our current and future business operations;

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
•any future impact of pandemics or epidemics, including any future resurgences of COVID-19 and its variants, or other public health crises on our ability to operate, demand for our products or services, or general economic conditions;
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
As a result of a number of known and unknown risks and uncertainties, including, without limitation, those described in Part I. Item 1A “ Risk Factors” in this Annual Report on Form 10-K, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements. Additionally, our discussion of certain environmental, social and governance (“ESG”) assessments, goals and related issues in this or other disclosures is informed by various ESG standards and frameworks (including standards for the measurement of underlying data) and the interests of various stakeholders. As such, such information may not, and should not be interpreted as necessarily being, “material” under the federal securities laws for SEC reporting purposes. Furthermore, much of this information is subject to assumptions, estimates or third-party information that is still evolving and subject to change.
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
•We operate in a competitive and fragmented industry that could impair our ability to attract users of our products, which could harm our business, results of operations and financial condition.
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

OPENDOOR TECHNOLOGIES INC.
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
•We utilize a significant amount of debt and financing arrangements in the operation of our business. Our cash flows and operating results could be adversely affected by required payments of debt or related interest and other risks of our debt financing.

OPENDOOR TECHNOLOGIES INC.
PART I
Item 1. Business.
Mission
Our mission is to power life’s progress, one move at a time.
Our Company
We are the largest digital platform for residential real estate transactions. In 2014, we founded Opendoor to reinvent one of life’s most important transactions and make it possible to buy, sell, and move at the tap of a button. By leveraging software, data science, product design and operations, we are building a technology platform for residential real estate that offers buyers and sellers a digital, on-demand experience that we believe will be the future of how people buy or sell a home.
Residential real estate is the largest undisrupted category in the United States. In 2023 alone, more than four million existing homes were sold, representing approximately $1.6 trillion in transactions. Additionally, with approximately two-thirds of Americans living in a home they own, housing is the single largest consumer expenditure in the United States, ahead of transportation, food, insurance, and healthcare.
Yet, in a world where purchases are increasingly migrating online, the real estate transaction has largely remained unchanged. The typical process of buying or selling a home is complex, uncertain, time consuming, and primarily offline. A traditional home sale requires countless decisions and an average of six intermediaries, often brings unexpected costs, and takes approximately three months from start to finish. Ultimately, the consumer is left dissatisfied with a broken, disjointed experience.
Opendoor transforms the home selling and buying process into a simple and certain online experience. Since launch, customers have demonstrated their desire for our digital, on-demand real estate solution with over 246,000 homes bought and sold by Opendoor across the United States. In 2023, we sold over 18,700 homes and generated $6.9 billion in revenue, the latter of which represents a compound annual growth rate of over 45% since 2017. Importantly, we have achieved this growth while continuing to delight customers, maintaining an average Net Promoter Score of nearly 80 from our sellers since 2021.
Since our initial market launch in Phoenix in 2014, we have expanded across the United States and operated in 50 markets as of December 31, 2023: Albuquerque, Atlanta, Austin, Birmingham, Boston, Charleston, Charlotte, Chattanooga, Cincinnati, Cleveland, Colorado Springs, Columbia, Columbus, Corpus Christi, Dallas-Fort Worth, Denver, Detroit, Greensboro-Winston, Greenville, Houston, Indianapolis, Jacksonville, Kansas City, Killeen, Knoxville-Morristown, Las Vegas, Los Angeles, Miami, Minneapolis-St. Paul, Nashville, New York-New Jersey, Northern Colorado, Oklahoma City, Orlando, Phoenix, Portland, Prescott, Raleigh-Durham, Richmond, Riverside, Sacramento, Saint Louis, Salt Lake City, San Antonio, San Diego, San-Francisco-Bay Area, Southwest Florida, Tampa, Tucson, and Washington, DC.
We believe we are still in the early stages of the digital transformation of real estate. We are dedicated to building a digital, one-stop shop for buyers and sellers of residential real estate, where more consumers will be able to transact directly with simplicity, certainty and control over the entire process.
Market Overview
Residential real estate is a massive offline market. Of the $1.6 trillion residential real estate transactions in 2023, iBuyers (companies that use technology to price homes, acquire properties, and facilitate real estate transactions) captured less than 1%.
The current landscape is highly fragmented. Today, over 85% of residential real estate transactions in the United States involve an agent. There are over three million licensed real estate agents in the United States, who each complete fewer than four transactions on average per year, and many of whom do not solely work in real estate. This can lead to an inconsistent and frustrating experience for consumers looking for guidance in what is typically the largest financial decision of their lives.
Real estate is migrating online. Consumers are shifting their spend online and demanding digital-first experiences for greater efficiency, certainty and speed. They are increasingly comfortable transacting online across retail, food and transportation, and they now expect similar experiences in real estate. While the majority of home buyers browse for homes online, the transaction itself is still largely offline, requiring consumers to engage with real estate agents to access homes and

OPENDOOR TECHNOLOGIES INC.
requiring in-person closings. The COVID-19 pandemic catalyzed an increase in demand for digital-first experiences with consumers prioritizing simplicity and certainty.
The Problem
The traditional process of selling or buying a home is a lengthy and stressful experience for both the seller and buyer. For over 85% of United States sellers that list their home on the market using an agent, this is what their experience typically looks like:
•Find a listing agent. Before the seller can list, they must find a qualified agent. Approximately 80% of sellers contact only one real estate agent before listing.
•Prepare the home for listing. The seller often needs to get the home “sale ready.” This preparation, including cleaning, staging and any necessary upgrades, typically involves a lot of guesswork, time and money.
•List the home. A home typically needs to be listed for over 30 days on average before it goes into contract.
•Host open houses and home visits. During the process, the seller will typically host dozens of strangers walking through their home, and deal with the hassle of cleaning up and clearing out, often on short notice and during inconvenient times.
•Receive an offer. Almost 30% of home sellers reduce their asking price at least once, while approximately 20% of sellers offer incentives to attract buyers. Once an offer is received, the seller has to negotiate the offer, negotiate the closing date, and deal with any contingencies the buyer may have.
•Negotiate repairs or fix issues identified by buyers. After the offer is accepted, the buyer conducts an inspection, which often forces the seller to renegotiate the offer or fix issues, increasing the homeowner’s costs and potentially delaying closing.
•Wait for closing. Once the contract is signed, it still takes over 40 days on average to close. The seller is reliant on the home buyer and a disparate set of counterparties — such as their agent, mortgage broker and escrow officer — to coordinate and complete the closing process.
•Fall-through risk. Finally, there is an approximately 20% chance the contract falls through between signing and closing (based on average multiple listing services (“MLS”) contract fall-through rates in our markets in 2023), forcing the home seller to start the entire process all over again.
Additionally, we estimate over two-thirds of home sellers are also home buyers. These customers face an additional set of challenges to line up their home purchase with their sale:
•Contingencies. Many Americans are reluctant to sell or cannot purchase their next home until they know with certainty what they can afford. Few Americans can qualify for two mortgages and few have enough money for two down payments. These buyers often have to submit offers contingent on selling their current home, putting them at a disadvantage versus other buyers.
•The “double move.” Alternatively, homeowners can sell their current home, move into a rental or hotel, and then buy a new home, forcing them to move twice and bear those costs.
Our Solution
Opendoor is an end-to-end real estate platform enabling customers to sell and buy a home online. We offer a number of products to customers in order to facilitate the transaction that best suits their specific needs. All of our products leverage our centralized operations and platform capabilities, enabling sellers and buyers to experience a simple and certain transaction that dramatically improves the traditional process. Today, our product offerings include:
•Sell to Opendoor. Launched in 2014, sellers utilize our core product offering to sell their home directly to us and we resell the home to a home buyer. By selling to Opendoor, homeowners can avoid the stress of open houses, home repair coordination, overlapping mortgages, and the uncertainty that can come with listing a home on the open market. Using our website or mobile app, sellers can receive a preliminary offer online. We then conduct a home assessment to verify the home information and finalize the offer, taking into consideration the home’s condition. Sellers can then select their preferred closing date and close electronically (where permitted).

OPENDOOR TECHNOLOGIES INC.
For customers who sell directly to us, we charge a service fee. We also charge the seller for expected repairs and home quality improvements that relate to our assessment of home condition and the expectations of buyers in the market. Our offering compares favorably to the traditional listing process, which can include a broker fee and a number of additional costs, such as resale concessions, inspection costs, staging costs, mortgage payments on two homes, and additional moving and storage costs. Many of these expenses may be unforeseen by the homeowner at the outset. Our final offer, inclusive of purchase price, service fee, and repair charge, provides the homeowner with more certainty and transparency as to their expected sale proceeds, while removing the hassle of doing any repairs to get the home “sale ready.”
•List with Opendoor. Customers can choose to list their home on the MLS with Opendoor while also receiving the certainty of our cash offer. By choosing this product, sellers work with one of our local agents (or partner agents) to list their home through the open MLS market, leveraging the expertise of the Opendoor brokerage that has sold thousands of homes. For customers who list their home with us, we charge a listing fee. For sellers who do not receive the offer they are looking for on the market, they can choose to accept our cash offer. Our listing product is currently available in 17 Opendoor markets.
•Opendoor Marketplace. Launched in 2022, our capital-light marketplace offering connects home sellers with both institutional and retail buyers, facilitating transactions without Opendoor taking ownership of the home. For home buyers, we are building an e-commerce-like experience that focuses on unique selection and a streamlined process, including, in some cases, self-touring and click to purchase pricing. For home sellers, we are focused on providing options: in addition to receiving an Opendoor offer, sellers can also look for a higher offer from our network of buyers. For sellers who choose to place their home into our marketplace, we charge a listing fee. There is no need for making repairs on spec and no upfront commitment. We are giving home sellers control and flexibility, including over showings and selling timelines. We have launched our marketplace offering in one market, Dallas Fort-Worth, so we can iterate on the product experience quickly. When we are ready to scale, we believe we are well positioned to expand the product across our existing markets given our ability to leverage our existing core product infrastructure.
In addition to these products, we also offer customers integrated title insurance and escrow services through our subsidiaries. Currently, we offer title insurance services in a majority of our markets and on both the acquisition and resale side of the transaction. In the markets where our title services are offered, we provided these services for over 80% of Opendoor home transactions that closed in 2023. Our title and escrow companies charge buyers and/or sellers fees related to settlement and escrow services. Additionally, as agents for national title insurance underwriters, they charge title insurance premiums, which may be based on promulgated rates or rates filed by national title insurance companies. The fees charged by our title and escrow companies vary by market.
Our Business Model
The vast majority of our revenue and margins today are generated by our core product offering, where we acquire homes directly from sellers and resell those homes to buyers. We also provide additional services to home sellers and home buyers, including title and escrow services, List with Opendoor, and Opendoor Marketplace.
To achieve our long-term margin objectives, we plan to continue to make competitive offers that customers choose, provide value-added adjacent services for our customers to increasingly adopt, and offer products that meet our customers where they are on their selling and buying journeys. We plan to incrementally scale our listing and marketplace offerings to expand into more markets over time. At scale, we believe these offerings have the potential to reduce our inventory exposure, capital intensity, and macro risk. Additionally, we plan to achieve operating leverage by growing our revenue at a faster pace than our fixed cost base, which includes general and administrative as well as technology and development expenses. We plan to continue to invest in our business and appropriately balance trade-offs between growth, margin, and risk as we scale.
Offers
We generate demand for our products and services through organic awareness and word-of-mouth, paid media spend, and partnership channels such as our relationships with homebuilders, real estate agents, and online real estate portals. Home sellers can visit our website or mobile app and answer a few questions about their home’s condition, features, and upgrades. For eligible homes, customers receive a preliminary offer, which can be refreshed at any time through their personalized seller dashboard. As of December 31, 2023, all of our preliminary offers are algorithmically generated and require minimal human intervention.

OPENDOOR TECHNOLOGIES INC.
In order to finalize our offer, we conduct a combination of virtual and in-person home assessments to verify the condition of the home and determine what kind of repairs and home quality improvements may need to be performed after we acquire the home. We typically ask for a repair charge that relates to our assessment of home condition and what it will require to get the home “sale ready” based on the expectations of buyers in the market. We have developed purpose-built software to guide home assessment workflows and collect over 150 unique data points on average regarding a home’s condition and quality. In addition to informing the offer price for that particular home, we incorporate the proprietary data that we collect during home assessments as structured data into our underlying pricing models. After all the data has been collected and incorporated, each offer is reviewed and finalized by members of our pricing team, allowing us to marry the best of our algorithmic insights with human judgment.
We closely track the number of potential sellers who accept the Opendoor offer versus listing their home on the MLS. We define this as the “real seller” conversion rate, which is the percentage of unique leads who either accept an Opendoor offer or list their home on the MLS within 60 days of receiving an offer from us. We believe this is an important measure of the strength of our value proposition. In addition, we provide offers to homeowners who are not ready to transact at the time of the offer. We add these individuals to our expanding pool of prospective customers, and we re-engage with them over time for when they are ready to transact. Nearly 25% of sellers who listed or sold their homes have previously entered their home address on Opendoor.com across our active markets, which suggests that our registered user base is a powerful source of future sellers that we can use to drive our future growth.
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
Home resale
After we complete the repairs and list the home for resale, we market our homes across a wide variety of channels to generate buyer awareness and demand. These channels include the Opendoor website and mobile app, local MLS, and syndication across real estate portals. We also generate buyer awareness through Opendoor signage for listed properties. The majority of our sales are to individual consumers, with a minority sold to institutional investors. Efficiently turning our inventory, inclusive of repairing, listing, and reselling the home, is important to our financial performance, as we bear holding costs (including utilities, property taxes, maintenance and insurance) and financing costs during our ownership period.
As part of the listing and marketing process, we determine an appropriate resale strategy for each home. As the principal rather than the agent in the transaction, we are in a structurally advantageous position as seller, relying on data-driven decisions against a large, diversified portfolio of homes. Our proprietary pricing engine helps automate many of these steps, including relevant adjustments over time. We manage and measure our inventory performance by listing cohort and by market, and our pricing models can incorporate granular, relative demand signals to optimize pricing and sell-through across the portfolio. Our resale models, in conjunction with input from our pricing team, are designed to enable realized margins within our targets while maintaining appropriate transaction velocity and inventory portfolio health.
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

OPENDOOR TECHNOLOGIES INC.
To create our final home offers, we algorithmically produce both an estimated valuation and an assessment of our confidence level in that estimate, and we then further validate that estimate with a combination of virtual and in person assessments of the home, as well as additional review from our in-house pricing analysts, to finalize the offer. We dynamically adjust our offers to account for the level of certainty in pricing each home. This degree of certainty can be impacted by factors such as macro conditions, local market dynamics, the condition or attributes of a home, and the depth of home comparables. We recalibrate our view of pricing and where market values are trending using high-frequency detailed metrics across all segments of our business, including inputs related to the dynamics of market demand and supply across markets, home types, and time periods. These factors are reflected in our spreads, which we define as total discount to our home valuation at the time of offer, less our 5% service fee, which in turn affects seller conversion. In general, the more spread is reduced, the higher our seller conversion is, which results in more home acquisitions and ultimately more home sales.
While the real estate industry generates a wealth of publicly sourceable data, much of this data lacks the quality and specificity essential to price individual homes. Since our inception, we have invested in our research and data science teams, modeling capabilities, and systematized tooling to gather, aggregate, and synthesize an expanding catalog of proprietary, hyper-local data in order to enhance and automate pricing decisions. We have also acquired third-party data to improve our pricing models and forecast quality. Our proprietary models are informed by hundreds of data points that have been collected and synthesized in a structured way.
•Proprietary offline data. We have conducted approximately 690,000 assessments during which we collect over 150 data points on average for each home and its surroundings using custom inspection and operator tooling to systematically source and translate home features into a robust data library. These proprietary data points have led us to make approximately 2.1 billion annotations and adjustments to MLS and tax assessor data, as well as build out unique geospatial data assets, such as power line and busy road proximity. We also use artificial intelligence (“AI”) to extract and automatically categorize data on the condition of homes from customer-provided inputs, such as chat conversations, images, and videos. Once we list a home for resale, we collect additional home-level demand data such as home visits and visitor feedback, which enable us to calibrate our resale strategy and acquisition home pricing.
•Responsive feedback loop. Advancements in model sophistication and the integration of systematic modeling and human insights have accelerated our feedback loops, such that our pricing system can dynamically adjust and react to macro- and micro-economic conditions.
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
Robust Risk Management Framework
Forecasting and managing our business to seasonal and macro market changes is important for our overall results and balance sheet health. As noted above, since our inception, we have prioritized investment in our pricing capabilities across our home acquisition processes and our forecasting and resale systems, and we expect to continue to do so. These investments pair with a strong risk management focus that is embedded in our pricing, finance and operations teams. We evaluate the quality of our pricing models and processes using high-frequency detailed metrics across all segments of our business, including home acquisition, resale strategy and inventory health. All of our pricing decisions are managed centrally, giving us a high degree of control over our overall growth and margin objectives. While residential real estate markets are subject to fluctuations, as with any market, we believe we are well-positioned to manage our risk exposure due to the following:
•A critical component of our business model is managing inventory exposure and balancing growth, margin, risk, liquidity, and capital. Transaction velocity and hold times are important inputs into how we manage our inventory exposure and overall risk. We have historically concentrated our home purchases on those segments of the residential real estate market with the highest transaction volumes, which helps lower the risk of involuntarily holding a home for longer than anticipated.
•Our pricing models and inventory management systems are designed to recalibrate to market signals on a daily basis. Accordingly, changing market conditions are reflected in our pricing for new acquisitions, largely leaving previously-acquired inventory and homes under contract to be acquired at risk for potential market volatility. In addition, we employ sophisticated resale pricing management systems that are designed to allow us to optimize sell-

OPENDOOR TECHNOLOGIES INC.
through and margin using real-time, local market demand information, including down to an individual home level. We believe that the quality and scale of information we utilize in our inventory management decisions and our ability to manage these decisions across a scaled, diversified portfolio provides us with a structural advantage over individual sellers or agents in the traditional home selling process.
•Our operations across 50 markets and a range of price and home types allow us to benefit from significant diversification effects. Individual buyers and sellers are exposed to price and behavioral effects that are associated with specific markets or home segments. Our scale and diverse coverage allow us to mitigate such exposures across a wider range of markets and home segments so that our overall risk per home should decrease as we increase the breadth of markets, price points and home types across which we operate.
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
Efficient Digital Platform
We continue to invest in having an agile, low-cost platform, which allows us to provide more competitive offers to home sellers and adapt to changes in macro conditions. Each component of our real estate business and transaction experience has been purpose-built to delight our customers through a streamlined, digital-first, flexible, and vertically-integrated platform. We have reimagined the traditionally inefficient and labor-intensive processes required to purchase, repair, and resell a home, and we have designed our technology and processes to do so at scale. With this in mind, we have invested in developing technology that enables virtualization, centralization, and automation to reduce cost, increase speed and improve quality of execution.
Our proprietary construction management technology enables us to drive efficiencies across all home servicing functions, tying together pre-acquisition assessments, pricing, repair scoping, centralized back-office operations, renovation project management, and listed home maintenance. Our systems and processes facilitate the centralization of certain processes that previously required local labor, which provides staffing flexibility, cost economies, training and quality enhancements, and faster turnaround times, all of which result in a superior home product and customer experience. One example is our virtual home assessment capability for our lowest risk homes, where home sellers are able to take our operators on a virtual, guided tour of their home, both interior and exterior. Our centralized teams then assess home condition and home features, and compare the subject home to nearby recently sold homes. Leveraging a combination of industry best practices and big data, we can fully underwrite these lower risk homes via centralized teams in order to provide sellers fast and frictionless final offers. This centralization has also enabled us to shift an increasing amount of back-office work to our offshore teams, which we believe will help deliver structural cost improvements over time.
We have also established a network of approximately 600 trade partners and local service providers that use our proprietary technology to complete home repairs and maintenance. By leveraging our technology platform and directly interfacing with our trade partners, we reduce delays, eliminate waste, and improve quality of repairs while capturing data at every step to continuously improve the system. This increase in third-party capacity also gives us the flexibility to adapt to macro conditions and adjust our operating expenses commensurate with volume expectations. Due to our scale, we have procured volume discounts on the cost of materials used in our home repairs. In addition, we have designed our home inventory management processes and home access technology to ensure our homes are regularly cleaned, well-maintained and safe to enable our on-demand, self-tour experience. We receive regular home condition status updates from our trade partners and local service provider network who are in our homes multiple times per month. This feedback enables rapid response in the event of condition defects that would otherwise persist unaddressed. Quickly fixing potential quality issues helps ensure listed inventory remains in the necessary condition to maximize probability of resale.
Strategic Growth Priorities
Our growth strategy is to innovate and execute on the following key strategic priorities:
Increase penetration in existing markets. We are focused on continued growth in our existing markets — greater scale improves awareness, trust and adoption, operational cost efficiencies, and pricing competitiveness from more data. We have historically demonstrated our ability to capture over 4% market share in multiple markets, with our oldest market cohorts

OPENDOOR TECHNOLOGIES INC.
showing deeper market penetration. As our newer markets mature, we believe we have significant runway for growth. We will continue to expand our customer base through partnerships and marketing campaigns that increase awareness and engage customers early in their home selling and buying research.
Expand to new markets. At 50 markets as of December 31, 2023, we are making good progress towards our long-term goal of being able to deliver for customers nationwide. We select new markets by looking at drivers of supply, demand and affordability, housing stock, cost structure and expected pricing competitiveness. We have honed our market launch playbook by centralizing many of our core pricing, operations and customer service functions, enabling us to efficiently launch new markets with limited in-market physical presence. Our largely centralized and scalable framework for new market entry enabled us to rapidly grow the number of markets we served in 2021 and the first half of 2022. Furthermore, decision making for each home is informed by centralized, robust, data-driven playbooks that allow us to drive consistency across our markets and reach profitability in new markets more quickly.
Expand product offerings. Our north star is to build the best end-to-end digital experience for every home seller and buyer. We are focused on continuing to refine our best-in-class seller experience, drive additional scale and efficiencies, expand the options available to sellers to best suit their specific needs, invest in enhancing the buyer experience, and continue to integrate the seller and buyer journey. Over time, we plan to launch additional products related to real estate transactions and ancillary services.
Marketing
We utilize a diversified, multichannel approach in marketing, with a focus on efficient growth. In addition to earned media and online real estate partnerships with leading industry brands, we leverage a diverse range of channels and platforms within paid advertising, including paid online channels, direct mail, television, radio, social media, and outdoor advertising. As our market footprint has expanded, we are focused on our investment in broad reach and national channels such as television and sponsorships, to efficiently drive awareness and build trust with consumers in a new category. We also continue to build our prospective customer base by maintaining relationships and re-engaging with homeowners who might not have been ready to sell during their first interaction with Opendoor. With over two-thirds of sellers also being buyers, these homeowners represent a large part of our marketing funnel that we are focused on converting when they are ready to transact. As more consumers start their home journey with Opendoor, we expect this prospective customer base to continue to expand over time.
Competition
The U.S. housing market is highly fragmented, with over four million residential real estate transactions per year. We view our primary competition as the approximately 99% of transactions that are done offline. As such, we compete directly with traditional, offline real estate brokers and agents. In addition, we also compete with other iBuyers, and our adjacent services compete with industry service providers, including title and escrow companies. We believe our singular focus on an end-to-end digital solution, our best-in-class pricing engine, and our low-cost operational platform differentiate us from our competitors and provide a meaningful and sustainable competitive advantage.
Human Capital Resources
Our Values and People
Our values. Our values reflect how we will deliver on our goal to build a once in a generation company and include a focus on the customer, a culture of efficiency, continuous invention, and ruthless execution against results:
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

OPENDOOR TECHNOLOGIES INC.
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
Employees
As of December 31, 2023, we employed 1,982 individuals, including 1,711 in the United States. None of our employees are currently represented by a labor organization or a party to any collective bargaining.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain, and motivate selected employees, consultants, and directors through the granting of stock-based compensation awards.
Technology
Our business is driven by data and technology at all stages of the home buying and selling process. We have assembled a team of engineers, data scientists, designers, and product managers whose expertise spans a broad range of technical areas to build our proprietary technology for pricing and home assessment, access, and management. We use technological innovations where possible to increase efficiency and scale our business.
We currently use third-party cloud computing services to allow us to quickly and efficiently scale up our services without upfront infrastructure costs, allowing us to maintain our focus on building great products. We also use third-party services to allow customers to digitally sign contracts, upload videos of their home and manage customer support services.
Intellectual Property
We rely on trademarks, domain names, patents, copyrights, trade secrets, contractual provisions and restrictions on access and use to establish and protect our proprietary rights. As of December 31, 2023, we had 11 trademark registrations and 8 patent registrations.
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
Government Regulation
We operate in highly regulated businesses through a number of different channels across the United States. As a result, we are currently subject to a variety of, and may in the future become subject to additional, federal, state and local statutes and regulations in various jurisdictions (as well as judicial and administrative decisions and state common law), which are subject to change at any time, including laws regarding the real estate industry, settlement services, mobile and internet based businesses and other businesses that rely on advertising, as well as data privacy, consumer protection, and employment laws.
In particular, the advertising and sale of homes is highly regulated by states in which we do business, as well as the U.S. federal government. Regulatory bodies include the Consumer Financial Protection Bureau (“CFPB”), the Federal Trade Commission (“FTC”), the Department of Justice (“DOJ”), the Department of Housing and Urban Development (“HUD”), and

OPENDOOR TECHNOLOGIES INC.
various state licensing authorities, consumer protection agencies, financial regulatory agencies and insurance agencies. We are subject to compliance audits of our operations by many of these authorities. For a discussion of the various risks we face from regulation and compliance matters, see “Item 1A. Risk Factors — Risks Related to Regulatory Compliance and Legal Matters.”
Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, may be applicable to our business, such as the Telephone Consumer Protection Act (“TCPA”), the Telemarketing Sales Rule, the CAN-SPAM Act, and similar state consumer protection laws. Through our various subsidiaries, we also buy and sell homes, provide real estate brokerage, title insurance and settlement services, and provide other product offerings, which results in us receiving or facilitating transmission of personal information. This information is increasingly subject to legislation and regulation in the United States. These laws and regulations are generally intended to protect the privacy and security of personal information, including customer Social Security numbers and credit card information that is collected, processed and transmitted. These laws also can restrict our use of this personal information for other commercial purposes, including advertising. For a discussion of the various risks we face with respect to the collection and processing of personal information, see “Item 1A. Risk Factors — Risks Related to Our Intellectual Property and Technology.”
To provide the broad range of products and services that we offer customers, certain of our subsidiaries maintain real estate brokerage, title insurance and escrow, and general contractor licenses, and we may in the future apply for additional licenses as our business grows and develops. These entities are subject to stringent state and federal laws and regulations, including, but not limited to, the Real Estate Settlement Procedures Act (“RESPA”) and those administered by applicable state departments of real estate, banking, and consumer services. These entities are also subject to the scrutiny of state and federal government agencies as licensed businesses as noted above. As of December 31, 2023:
•Opendoor Brokerage LLC and Opendoor Brokerage Inc., collectively, hold real estate brokerage licenses in all our markets and certain other states.
•OS National LLC, and its subsidiaries, OSN Texas LLC and OSN Alabama LLC, are licensed as title agents in 27 states. In addition, OS National LLC, and its subsidiary, OSN Escrow, are licensed as escrow agents in seven states and OS National LLC is authorized to conduct the business of title insurance in five additional states that do not require entity and/or individual licensing.
•Open Exchange Brokerage LLC, holds real estate brokerage licenses in 18 states.
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

OPENDOOR TECHNOLOGIES INC.
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
•increased mortgage interest rates, such as the recent significant increases in interest rates in 2022 and 2023, or down payment requirements and/or restrictions on mortgage financing availability;
•low home inventory levels or lack of affordably priced homes;
•high rental occupancy rates;
•labor or materials supply shortages;
•slow economic growth or inflationary or recessionary conditions;
•increased levels of unemployment or declining wages;
•declines in the value of residential real estate and/or the pace of home appreciation, or the lack thereof;
•illiquidity in residential real estate;
•overall conditions in the housing market, including macroeconomic shifts in supply or demand, and increases in costs for homeowners such as property taxes, homeowners’ association fees and availability and/or affordability of insurance;
•low levels of consumer confidence in the economy and/or the U.S. residential real estate industry;
•the future impacts of pandemics or epidemics, including any future resurgences of COVID-19 and its variants, on buying and selling trends in the residential real estate market;
•changes in household debt levels;
•volatility and general declines in the stock market;
•federal, state, or local legislative or regulatory changes that would negatively impact owners or potential purchasers of single family homes or the residential real estate industry in general, such as the Tax Cuts and Jobs Act of 2017, which limited deductions of certain mortgage interest expenses and property taxes; or
•natural and man-made disasters and other catastrophic events, such as hurricanes, windstorms, tornadoes, earthquakes, wildfires, floods, hailstorms, terrorist attacks and other events that disrupt local, regional, or national real estate markets.

OPENDOOR TECHNOLOGIES INC.
We have a history of losses, and we may not achieve or maintain profitability in the future.
We have incurred net losses on an annual basis since we were founded. We incurred net losses of $275 million, $1.4 billion, and $662 million for the years ended December 31, 2023, 2022, and 2021, respectively. We had an accumulated deficit of $3.3 billion and $3.1 billion as of December 31, 2023 and 2022, respectively. We expect to continue to make future investments in developing and expanding our business, including technology, recruitment and training, marketing and pursuing strategic opportunities. These investments may not result in increased revenue or growth in our business. Additionally, we may incur significant losses in the future for a number of reasons, including the following:
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
Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future. Moreover, as we continue to invest in our business, we will incur expenses related to those investments, which may not result in increased revenue or growth in our business. If we fail to manage our losses or to grow our revenue sufficiently to keep pace with our investments and other expenses, our business will be harmed. In addition, we incur significant legal, accounting and other expenses related to being a public company.
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

OPENDOOR TECHNOLOGIES INC.
We operate in a competitive and fragmented industry that could impair our ability to attract users of our products, which could harm our business, results of operations and financial condition.
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
Our business model depends on our ability to continue to attract customers to our digital platform and the products we offer and to enhance customers’ engagement with our products in a cost-effective manner. New entrants may continue to join our market categories. Our existing and potential competitors include companies that operate, or could develop, national and/or local real estate businesses offering services to home buyers or sellers, including real estate brokerage services, title insurance, and escrow services.
Some of our competitors may have well-established national reputations and may market similar products and services. These companies may be larger than us and have significant competitive advantages, including better name recognition, greater resources, lower cost of funds and additional access to capital, and a broader set of offerings than we currently do. These companies may also have higher risk tolerances or different risk assessments than we do. In addition, these competitors could devote greater financial, technical and other resources than we have available to develop, grow or improve their businesses. If we are not able to continue to attract customers to our platform and products, our business, results of operations and financial condition could be harmed.
Failures by our perceived competitors or companies with an iBuying model in other markets may adversely impact Opendoor.
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
While we have experienced rapid growth historically, our business experienced significant contraction in the second half of 2022, which continued throughout 2023. If we are unable to correct this contraction, or adequately scale our operations, we may be unable to grow in the future.
While we have experienced historic rapid growth, our business contracted in the second half of 2022, which continued throughout 2023 as we focused on selling down our old book inventory, which is comprised of homes purchased before July 1, 2022. We may not be able to reverse such contraction and grow our business in the future if we do not, among other things:
•continue to increase the number of customers using our platform;
•avoid future inventory valuation adjustments;
•acquire sufficient inventory based on our underwriting standards to meet demand for our homes;
•increase our market share within existing markets and expand into new markets;
•manage operating expenses;
•increase our brand awareness;

OPENDOOR TECHNOLOGIES INC.
•retain adequate availability of financing sources;
•obtain necessary capital to meet our business objectives;
•expand our third-party vendor networks; and
•scale our internal operations and customer support teams.
Furthermore, in order to grow our business, we may need to expand into new markets. Expanding into new markets may prove to be challenging as some markets may have very different characteristics than the markets we currently operate in, some of which may be unanticipated or unknown to us. These differences may result in greater pricing uncertainty, as well as higher capital requirements, hold times, repair costs and transaction costs that may result in those markets being less profitable for us than those that we currently operate in. For instance, during 2023, we stopped acquiring inventory in, and operationally supporting, our markets in Boise, Idaho, Reno, Nevada and Asheville, North Carolina, because these markets were below the scale required for us to operate in a cost-effective manner and not sufficiently close to another market to leverage its operations.
Our business is dependent upon our ability to appropriately price and manage our portfolio of inventory. An ineffective pricing or portfolio management strategy may have a material adverse effect on our business, sales, and results of operations.
We assess and price the homes we buy and sell using data science, proprietary algorithms, and analysis from specially trained employees, incorporating a number of factors, including our knowledge of the real estate markets in which we operate. This assessment includes estimates on time of possession, seasonality, macroeconomic and local market conditions, renovation costs and holding costs, transaction costs, and anticipated resale proceeds. Our ability to acquire and resell homes profitably may be negatively impacted if our models lack robust historical data on home sales, material home features, or other market nuances, especially those outside of features and nuances we have previously encountered and modeled in our existing 50 markets. This, in turn, could negatively impact our revenue growth if resulting valuations are too low and/or fees are too high, or our profitability, if valuations are too high and/or fees are too low.
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
In addition, the value of homes in inventory may decline, and we could experience losses as a result, which in the aggregate could be detrimental to our business and results of operations. For example, due in part to macroeconomic factors such as increased interest rates and lower consumer confidence stemming from recession risk, in the second half of 2023, market clearance rates slowed, which resulted in reduced pace of our resales. As a result, we reduced home-level prices to stay inline with our clearance rate targets, which adversely affected our results of operations. Furthermore, if we have excess inventory or our average days to sale increases, as was the case in the second half of 2022 alongside home price value decreases, the results of our operations may be adversely affected because we may be unable to liquidate such inventory at prices that allow us to meet margin targets or to recover our costs.

OPENDOOR TECHNOLOGIES INC.
Declining real estate values have resulted in, and could continue to result in, inventory valuation adjustments, which have and may continue to adversely affect our financial condition and operating results.
There are risks inherent in owning properties and inventory risks are substantial for our business. Home prices have been and can be volatile, and the values of our inventory have and may continue to fluctuate significantly. As a result of such fluctuations, we have in the past and may in the future incur inventory valuation adjustments. We periodically review the value of our properties to determine whether their value, based on market factors and generally accepted accounting principles, has decreased such that it is necessary or appropriate to record an inventory valuation adjustment in the relevant accounting period. As a result of such review, we recorded an inventory valuation adjustment of $65 million in 2023, of which $23 million related to homes remaining in inventory at December 31, 2023. These adjustments, based upon anticipated, but not realized losses, caused an immediate reduction of net income and a corresponding decrease in real estate inventory in the accounting period identified. Even if we do not determine that it is necessary or appropriate to record an inventory valuation adjustment in the current financial period, a reduction in the estimated net realizable value of a property could subsequently manifest and would therefore affect our earnings and financial condition at that time.
Launches of new product or service offerings and expansions of existing products, like our listing and marketplace products, may consume significant financial and other resources and may not achieve the desired results.
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
For example, our listing and marketplace products are only available in a limited number of markets. Expanding offerings such as our listing and marketplace products and setting up new offerings comes with substantial upfront costs and we may not achieve profitability in time, if at all, to make up for those costs. Further, there is no guarantee that buyers and sellers will want to transact in a manner contemplated by such offerings, or that we will be able to attract a sufficient number of sellers to attract buyers, or a sufficient number of buyers to attract sellers. In addition, we may encounter difficulties in building and marketing new offerings, such as obtaining the necessary licensing and staffing, building a marketing apparatus for the offering, or standing up other business operations. These difficulties could make expanding to new markets too slow to cover the fixed and upfront costs of setting up the marketplace. Incumbents in the industry may also organize efforts to oppose our innovations and find ways to use existing regulations, or convince authorities to make new regulations that would make our business model unviable. Even if we are successful, it may attract competitors who reduce the size of our market or its economic viability. Those competitors may have strategic advantages that make them better able to provide marketplace services or expand those services to new markets faster than we can, and we may be unable to compete in a sustainable way. As we expand to new markets, we may find that local preferences, conditions, or regulations differ from our other markets such that the benefits of scale do not materialize. In addition, developing and marketing our listing and marketplace products could have higher costs than anticipated and could adversely impact our results or dilute our brand.
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

OPENDOOR TECHNOLOGIES INC.
A significant portion of our costs and expenses are fixed, and we may not be able to adapt our cost structure to offset declines in our revenue.
A significant portion of our expenses are fixed and do not vary proportionately with fluctuations in revenues. We need to maintain and continue to increase our transaction volumes to benefit from operating efficiencies. When we operate at less than expected capacity, fixed costs are inflated and represent a larger percentage of overall cost basis and percentage of revenue. Due to our fixed cost base, our operating results can vary significantly based on transaction volumes in any given period. For example, our fixed costs have not decreased proportionately to our decreasing revenue, beginning in the second quarter of 2022. This contributed to increased losses in 2022 and 2023 when transaction volumes declined.
Our growth depends in part on the success of our strategic relationships with third parties.
In order to grow our business, we anticipate that we will continue to depend on relationships with third parties, such as settlement service providers, lenders, real estate agents, valuation companies, vendors we use to service and repair our homes, third-party partners we rely on for referrals, such as homebuilders and online real estate websites, and institutional buyers of our inventory, such as single family rental REITs. Identifying partners, and negotiating and documenting agreements with them, and establishing and maintaining good relationships requires significant time and resources.
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
As of December 31, 2023, we were in 50 markets across the United States. For the year ended December 31, 2023, a majority of our revenue was generated from our top-eight markets by revenue. As a result, local and regional conditions in these markets may differ significantly from prevailing conditions in the United States or other parts of the country. Any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenues and profitability. These risks include, without limitation: possible declines in the value of real estate; risks related to general and local economic conditions; demographic and population shifts and migration; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; increased labor costs; unemployment; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; changes in meteorological or climatic conditions; and uninsured damages from floods, hurricanes, wildfires, earthquakes or other natural disasters, which may become more frequent or severe as a result of climate change.
In addition, our top markets are primarily larger metropolitan areas, where home prices and transaction volumes are generally higher than other markets in the United States. To the extent people migrate outside of these markets due to lower

OPENDOOR TECHNOLOGIES INC.
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
We primarily acquire homes directly from consumers and there can be no assurance of an adequate supply of such homes on terms that are attractive to us. A reduction in the availability of or access to inventory, including due to macroeconomic conditions, could have a material adverse effect on our business, sales, and results of operations. Additionally, we evaluate thousands of potential homes daily using our proprietary pricing model. If we fail to adjust our pricing to stay in line with broader market trends, or fail to recognize those trends, it could adversely affect our ability to acquire inventory.
Our ongoing ability to acquire homes is critical to our business model. A lack of available homes that meet our purchase criteria may have adverse effects on our ability to reach our desired inventory levels, our desired portfolio diversification, and our results of operations. For example, during 2023, historically low listing volumes, due in part to macro uncertainty in the housing market and elevated mortgage rates, constrained the supply of homes on the market and limited our access to desirable inventory.
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
Since March 2022, the Federal Reserve Board has raised its benchmark rate multiple times from 0.25% to 5.50% as of December 31, 2023. As a result of these significant interest rate increases, the cost of financing a home purchase has increased significantly for the typical home buyer, which has reduced the affordability of mortgage financing and resulted in a decline in the demand for our homes. Future increases in mortgage rates could further decrease our buyers’ ability or desire to obtain financing, which would adversely affect our business and financial results.
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
The homes in our inventory generally are not occupied during the time we own them prior to resale. As a result, certain of our homes have incurred damage such as water and plumbing damage that was not promptly addressed as a result of the home being vacant. Further, when a home is listed for resale, prospective buyers or their agents typically can access our homes instantly through our technology without the need for an appointment or one of our representatives being present. In certain circumstances, we also allow sellers to continue to occupy a home after we have purchased the home for a short period of time. Having visitors or short-term occupants in our homes entails risks of damage to the homes, personal injury, unauthorized activities on the properties, theft, rental scams, squatters and trespassers, and other situations that may have adverse impacts on us or the homes, including potential adverse reputational impacts. Additionally, all of these circumstances may involve significant costs to resolve that may not be fully covered by insurance, including legal costs associated with making repairs to the homes or removing unauthorized visitors and occupants. If these increased costs are significant across our homes inventory, both in terms of costs per home and numbers of homes impacted, this could have an adverse material impact on our results of operations.
Environmentally hazardous conditions may adversely affect us.
Under various federal, state and local environmental laws, a current or previous owner or operator of real property may be liable for the cost of removing or remediating hazardous or toxic substances on such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by applicable environmental laws may be held responsible for all of the clean-up costs incurred. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. In connection with the acquisition and ownership of our properties, as well as any repairs to or arrangement for the transport of materials from such properties, we may be exposed to such costs. The cost of defending against environmental claims, of

OPENDOOR TECHNOLOGIES INC.
compliance with environmental regulatory requirements or of remediating any contaminated property could materially and adversely affect us.
Compliance with new or more stringent environmental and climate-related laws or regulations or stricter interpretation of existing laws may require material expenditures by us. We may be subject to environmental laws or regulations relating to our properties, such as those concerning lead-based paint, mold, asbestos, radon, pesticides, proximity to power lines or other issues. Failure to comply with such applicable laws and regulations could result in fines and/or damages, suspension of personnel, civil liability or other sanctions.
Estimates of market opportunity may prove to be inaccurate.
Market opportunity estimates are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that our market opportunity estimates will reflect actual revenue that we will generate from our platform in the future. Any expansion in our markets depends on a number of factors, including the cost, performance, and perceived value associated with our platform and the products and services of our competitors.
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
Our information systems and technology may not be able to continue to accommodate our growth and are subject to security risks. The cost of maintaining such systems may increase. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on our business and results of operations and could result in a loss of customers.
We process, store, and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and violation of these privacy obligations could result in a claim for damages, regulatory action, loss of business, or unfavorable publicity.
We receive, store, and process personal information and other customer information (“personal information”). There are numerous federal and state laws, as well as regulations and industry guidelines, regarding privacy and the storing, use, processing, and disclosure and protection of personal information, the scope of which are changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules. Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, may be applicable to our business, such as the TCPA (as implemented by the Telemarketing Sales Rule), the CAN-SPAM Act, and

OPENDOOR TECHNOLOGIES INC.
similar state consumer protection laws. In addition, there has been a notable increase in class actions in the U.S. where plaintiffs have utilized a variety of laws, including state wiretapping laws, in relation to the use of chatbots, cookies and other tracking technologies. We generally seek to align our practice with industry standards and are subject to the terms of our own privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or regulations, making enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized access to or unintended release of personally identifiable information or other customer data, may result in governmental enforcement actions, litigation, or public statements against us by consumer advocacy groups or others. Any of these events could cause us to incur significant costs in investigating and defending such claims and, if found liable, pay significant damages. Further, these proceedings and any subsequent adverse outcomes may cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.
Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of personal information, or regarding the manner in which the express or implied consent of customers for the use and disclosure of personal information is obtained (including for advertising purposes), could require us to modify our products and features, possibly in a material manner and subject to increased compliance costs, which may limit our ability to develop new products and features that make use of the personal information that our customers voluntarily share. For example, the California Consumer Privacy Act (the “CCPA”), which took effect on January 1, 2020, imposes obligations and restrictions on companies regarding their collection, use, and sharing of personal information and provides new and enhanced data privacy rights to California residents. The CCPA, like other comprehensive state privacy laws, imposes a severe statutory damages framework. Additionally, we are subject to the California Privacy Rights Act (the “CPRA”), which expands upon the CCPA. The CCPA and CPRA require covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for certain security breaches that may increase security breach litigation. Further, Virginia enacted the Virginia Consumer Data Protection Act (the “VCDPA”), Colorado enacted the Colorado Privacy Act (the “CPA”), Connecticut enacted the Connecticut Data Privacy Act (the “CTDPA”) and Utah enacted the Utah Consumer Privacy Act (the “UCPA”), other comprehensive state privacy laws, that became effective in 2023. The CCPA, CPRA, VCDPA, CPA, CTDPA and UCPA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, the results of our operations or prospects. A number of other proposals exist for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.
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

OPENDOOR TECHNOLOGIES INC.
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
Issues in, and increasing regulation with respect to, the development and use of artificial intelligence (“AI”) may result in reputational harm or liability.
We currently incorporate AI capabilities into our pricing algorithms, and our research into and continued development of such capabilities to build additional proprietary real estate specific models remain ongoing. As with many innovations, AI presents risks, challenges, and unintended consequences that could affect its adoption, and therefore our business. AI algorithms and training methodologies may be flawed. Ineffective or inadequate AI development or deployment practices by us or others could result in incidents that impair the acceptance of AI solutions or cause harm to individuals or society, including unintended biases and discriminatory outcomes. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. If we employ AI capabilities that are controversial because of their impact on human rights, privacy, employment, or social, economic, political or other issues, we may experience competitive, brand, or reputational harm or legal and/or regulatory action. Further, incorporating AI gives rise to litigation risk and risk of non-compliance and unknown cost of compliance, as AI is an emerging technology for which the legal and regulatory landscape is not fully developed, (including potential liability for breaching intellectual property or privacy rights or other laws). U.S. regulators are applying existing authority to adopt laws and regulations and take other actions with respect to AI, including the risks described above. For example, in October 2023, an executive order was issued addressing the safety and security of AI and which orders various federal agencies to ensure that their use of AI, and use by their respective regulated entities, address unintended bias and discriminatory outcomes. While new AI initiatives, laws, and regulations are emerging and evolving, what they ultimately will look like remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business, or entirely limit our ability to incorporate certain AI capabilities into our offerings.
Additionally, incorporating AI capabilities into our pricing algorithms and other models to potentially improve internal functions and operations presents further risks and challenges. While we aim to use AI ethically and attempt to identify and mitigate ethical or legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. The use of AI to support business operations carries inherent risks related to data privacy and security, such as intended, unintended, or inadvertent transmission of proprietary or sensitive information, as well as challenges related to implementing and maintaining AI tools, such as developing and maintaining appropriate datasets for such support. Further, dependence on AI without adequate safeguards to make certain business decisions may introduce additional operational vulnerabilities by impacting our relationships with customers and business partners; by producing inaccurate outcomes based on flaws in the underlying data; or other unintended results.
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

OPENDOOR TECHNOLOGIES INC.
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
The software and code underlying our platform is highly interconnected and complex and may contain undetected errors, malicious code or vulnerabilities, some of which may only be discovered after the code has been released. We release or update software code regularly and this practice may result in the more frequent introduction of errors or vulnerabilities into the software underlying our platform, which can impact the customer experience on our platform. Additionally, due to the interconnected nature of the software underlying our platform, updates to certain parts of our code, including changes to our mobile app or website or third-party application programming interfaces on which our mobile app or website rely, could have an unintended impact on other sections of our code, which may result in errors or vulnerabilities to our platform. Any errors or vulnerabilities discovered in our code after release could result in damage to our reputation, loss of our customers, loss of revenue or liability for damages, any of which could adversely affect our growth prospects and our business.
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

OPENDOOR TECHNOLOGIES INC.
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
In order to provide the broad range of products and services that we offer customers, certain of our subsidiaries maintain title insurance and escrow, property and casualty insurance, construction, and real estate licenses in certain states in which we operate. These entities are subject to stringent state and federal laws and regulations and to the scrutiny of state and federal government agencies as licensed businesses.
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
For certain licenses, we are required to designate individual licensed brokers of record, qualified individuals and control persons. Certain licensed entities also are subject to routine examination and monitoring by the CPFB (for title and escrow) and/or state licensing authorities. We cannot assure you that we, or our licensed personnel, are and will remain at all times, in full compliance with local, state and federal real estate, title insurance and escrow, property and casualty insurance, real estate licensing and consumer protection laws and regulations, and we may be subject to litigation, government investigations and enforcement actions, fines or other penalties in the event of any non-compliance. As a result of findings from examinations, we also may be required to take a number of corrective actions, including modifying business practices and making refunds of fees or money earned. In addition, adverse findings in one state may be relied on by another state to conduct investigations and impose remedies. If we apply for new licenses, we will become subject to additional licensing requirements, which we may not be in compliance with at all times. If in the future a state agency were to determine that we are required to obtain additional licenses in that state in order to operate our business, or if we lose or do not renew an existing license or are otherwise found to be in violation of a law or regulation, we may be subject to fines or legal penalties, lawsuits, enforcement actions, void contracts, or our business operations in that state may be suspended or prohibited. Our business reputation with consumers and third parties also could be damaged. Compliance with, and monitoring of, these laws and regulations is complicated and costly and may inhibit our ability to innovate or grow.

OPENDOOR TECHNOLOGIES INC.
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
The market price of our common stock has been, and may continue to be, volatile. In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently, and may in the future be, the target of this type of litigation. For example, securities litigation claims related to our pricing algorithm were filed against us and certain of our current and former officers and directors in 2022 and 2023.
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
Certain of our performance metrics are calculated using third-party applications or internal company data that have not been independently verified. While these numbers are based on what we believe to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring such information. For example, our measurement of visits and unique users may be affected by applications that automatically contact our servers to access our mobile applications and websites with no user action involved, and this activity can cause our system to count the user associated with such a device as a unique user or as a visit on the day such contact occurs. In addition, our measure of certain metrics may differ from estimates published by third parties or from similarly-titled metrics of our competitors due to differences in methodology and as a result our results may not be comparable to our competitors.

OPENDOOR TECHNOLOGIES INC.
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
We incur costs as a result of operating as a public company, and our management devotes substantial time to our compliance initiatives. As a public company, we are subject to the reporting and other requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. These rules and regulations result in legal and financial compliance costs that are costly and our management and other personnel will continue to need to devote a substantial amount of time to these compliance initiatives. The increased costs will increase our net loss. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, its board committees or as executive officers.
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

OPENDOOR TECHNOLOGIES INC.
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
We have incurred losses during our history, and we may not achieve or maintain profitability in the future. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2023, we had federal and state net operating loss (“NOL”) carryforwards of $2.2 billion and $1.7 billion, respectively. Under the Tax Act, as modified by the CARES Act, U.S. federal net operating loss carryforwards generated in taxable periods beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income.
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
We are subject to taxes in the United States under federal, state and local jurisdictions in which we operate. The governing tax laws and applicable tax rates vary by jurisdiction and are subject to interpretation and macroeconomic, political or other factors. For example, the results of U.S. Presidential and Congressional elections may lead to tax law changes. We may be subject to examination in the future by federal, state and local authorities on income, employment, sales and other tax matters. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority would not have an adverse effect on our business, financial condition and results of operations. Various tax authorities may disagree with tax positions we take and if any such tax authorities were to successfully challenge one or more of our tax positions, the results could adversely affect our financial condition. Further, the ultimate amount of tax payable in a given financial statement period may be impacted by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. For example, the Inflation Reduction Act of 2022, enacted on August 16, 2022, imposed a one-percent non-deductible excise tax on repurchases of stock that are made by U.S. publicly traded corporations on or after January 1, 2023, which may affect any future share repurchases. In addition, as of January 1, 2022, the Tax Act required research and experimental expenditures attributable to research conducted within the United States to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the United States must be capitalized and amortized over a 15-year period. Accordingly, the determination of our overall provision for income and other taxes is inherently uncertain as it requires significant judgment around complex transactions and calculations. As a result, fluctuations in our ultimate tax obligations may differ materially from amounts recorded in our financial statements and could adversely affect our business, financial condition and results of operations in the periods for which such determination is made.

OPENDOOR TECHNOLOGIES INC.
Risks Related to Our Liquidity and Capital Resources
We will require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, and we cannot be sure that additional financing will be available.
We will require additional capital and debt financing to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, including to increase our marketing expenditures to build and maintain our inventory of homes, develop new products or services or further improve existing products and services, improve our brand awareness, enhance our operating infrastructure and acquire complementary businesses and technologies. During past economic and housing downturns and at the onset of the COVID-19 pandemic, credit markets constricted and reduced sources of liquidity. In addition, throughout 2022 and 2023 significant increases in interest rates, supply chain issues, and higher inflation increased concerns that the economy may enter into a recession. Such a recessionary environment or economic uncertainty may also result in reduced sources of financing and liquidity, among other adverse impacts for our business, results of operations, and financial condition.
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
We utilize a significant amount of debt and financing arrangements in the operation of our business. Our cash flows and operating results could be adversely affected by required payments of debt or related interest and other risks of our debt financing.
As of December 31, 2023 we had approximately $2.2 billion of non-recourse asset-backed loans. Our leverage could have meaningful consequences to us, including increasing our vulnerability to economic downturns, limiting our ability to withstand competitive pressures, or reducing our flexibility to respond to changing business and economic conditions. We are also subject to general risks associated with debt financing, including (1) our cash flow may not be sufficient to satisfy required payments of principal and interest; (2) we may not be able to refinance our existing indebtedness or refinancing terms may be less favorable to us than the terms of our existing debt; (3) debt service obligations or facility prepayments could reduce funds available for capital investment and general corporate purposes; and (4) any default on our indebtedness could result in acceleration of the indebtedness and foreclosure on the homes collateralizing that indebtedness, with our attendant loss of any prospective income and equity value from such property. Any of these risks could place strains on our cash flows, reduce our ability to grow, and adversely affect our results of operations.
If the holders of our 0.25% convertible senior notes due in 2026 (the “2026 Notes”) become entitled to convert the 2026 Notes pursuant to the related indenture and one or more holders elect to convert their 2026 Notes, we would be required to elect to settle either all or a portion of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2026 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

OPENDOOR TECHNOLOGIES INC.
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
The accounting method for reflecting the 2026 Notes on our balance sheet, accruing interest expense for the 2026 Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
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
In accordance with ASU 2020-06, the 2026 Notes are reflected as a liability on our consolidated balance sheets, with the initial carrying amount equal to the principal amount of the 2026 Notes, net of issuance costs. The issuance costs were treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the 2026 Notes. As a result of this amortization, the interest expense that we expect to recognize for the notes for accounting purposes will be greater than the cash interest payments we will pay on the notes, which will result in lower reported earnings.
In addition, the shares underlying the 2026 Notes will be reflected in our diluted earnings per share using the “if-converted” method. Under that method, if the conversion value of the 2026 Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all of the 2026 Notes were converted at the beginning of the reporting period and that we issued shares of our common stock to settle the excess. However, if reflecting the 2026 Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the 2026 Notes does not exceed their principal amount for a reporting period, then the shares underlying the 2026 Notes will not be reflected in our diluted earnings per share. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.
The Capped Calls may affect the value of the 2026 Notes and our common stock.
In connection with the pricing of the 2026 Notes, we entered into privately negotiated capped calls (the “Capped Calls”) with certain financial institutions (the “option counterparties”). The Capped Calls are expected generally to reduce the potential dilution to our common stock (or, in the event of a conversion of the 2026 Notes settled in cash, to reduce our cash payment obligation) in the event that at the time of conversion of the 2026 Notes our common stock price exceeds the conversion price.
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

OPENDOOR TECHNOLOGIES INC.
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
Some of our financing facilities are not fully committed, meaning the applicable lender is not obligated to advance new loan funds if they choose not to do so. In addition, the availability of committed financing is typically subject to us meeting certain conditions, which may include financial or collateral performance tests or metrics. As of December 31, 2023, we satisfied the financial and collateral performance-based conditions to borrowing under our debt facilities. If we are unable to access funds from either our committed or not fully committed facilities, we may not be able to sufficiently fund our business.
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

OPENDOOR TECHNOLOGIES INC.
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

OPENDOOR TECHNOLOGIES INC.
Failure to hedge effectively against interest rate changes may adversely affect our results of operations.
While borrowings under our term debt facilities accrue interest at a fixed rate, borrowings under our senior revolving credit facilities bear interest at variable rates and expose us to interest rate risk. Interest rates have increased in the past and may increase in the future, in which case our debt service obligations on the variable rate indebtedness would increase and our earnings and cash flows would correspondingly decrease. Increased interest costs could also reduce the amount of debt financing that our homes inventory can support. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5. Credit Facilities and Long-Term Debt” for additional information regarding our debt and financing arrangements.
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

OPENDOOR TECHNOLOGIES INC.
•actions by stockholders, including the sale of their shares of our common stock;
•additions and departures of key personnel;
•commencement of, or involvement in, litigation involving our Company;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our common stock available for public sale; and
•general economic and political conditions, such interest rate increases, including the recent significant increases in 2022 and 2023, higher inflation and decreased consumer confidence, recessions, the future impacts of pandemics or epidemics, including any future resurgences of COVID-19 and its variants, local and national elections, fuel prices, international currency fluctuations, corruption, inflation, political instability, and acts of war or terrorism.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, real estate commerce, and the global economy, and thus could harm our business. For example, the COVID-19 pandemic significantly and adversely affected our business in 2020 when governmental authorities put in place limitations on in-person activities related to the sale of residential real estate. As a result of these restrictions and safety concerns for our customers and employees, we temporarily suspended home acquisitions and sold down most home inventory before resuming home acquisitions later in the year. We also have a large employee presence in San Francisco, California, a region that contains active earthquake zones. In addition, properties located in the markets in which we operate in Florida, portions of North Carolina or Texas are more susceptible to certain hazards (such as floods, hurricanes or hail, which may become more frequent or severe as a result of climate change) than properties in other parts of the country.
In the event of a major earthquake, hurricane, windstorm, tornado, flood, or catastrophic event such as pandemic (including any future resurgences of COVID-19 and its variants), epidemic, fire, flood, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure reputational harm, delays in developing our platform and solutions, breaches of data security and loss of critical data, all of which could harm our business, results of operations and financial condition. Climate change is expected to adversely impact the frequency and/or intensity of such events, as well as contribute to various chronic changes in the physical environment that may also impact our operations, such as sea-level rise and changes to temperature or precipitation patterns. Furthermore, these sorts of catastrophic events may cause disruption on both resale and acquisition side as we may not be able to transact on real estate. For example, homes that we own may be damaged and disruptions to infrastructure may mean our contractors are unable to perform the necessary home repairs in a timely manner. Closures of local recording offices or other governmental offices in charge of real property records, including tax or lien-related records, would adversely affect our ability to conduct operations in the affected geographies. Any of these delays will likely result in extended hold times and increased costs. Also, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions.
As we grow our business, the need for business continuity planning and disaster recovery plans will grow in significance. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business and reputation would be harmed.

OPENDOOR TECHNOLOGIES INC.
Cybersecurity incidents could disrupt our business or result in the loss of critical and confidential information.
The evolution of technology systems introduces ever more complex security risks that are difficult to predict and defend against. An increasing number of companies, including those with significant online operations, have recently disclosed breaches of their security, some of which involved sophisticated tactics and techniques allegedly attributable to criminal enterprises or nation-state actors. Successful breaches, employee malfeasance, or human or technological error could result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, or other third-party data or systems; theft of sensitive, regulated, or confidential data including personal information and intellectual property; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service. We experience cyber incidents and other security incidents of varying degrees from time to time. The controls and other preventative actions that we have taken to prevent, detect, and investigate these incidents may vary in maturity and are not always effective.. Further, we may not be able to react in a timely manner, or our remediation efforts following a cybersecurity incident may not be successful.
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
Additionally, we rely on third parties and their security procedures for the secure storage, processing, maintenance, and transmission of information that is critical to our operations. Cybersecurity incidents may occur to us or our third-party providers and, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including personal information of our customers and employees) and the disruption of business operations. Any such compromises to our security, or that of our third-party vendors, could cause customers to lose trust and confidence in us and stop using our website and mobile applications. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers, employees, and business partners. We may also be subject to government enforcement proceedings and legal claims by private parties.
Any actual or alleged security breaches or alleged violations of federal or state laws or regulations relating to privacy and data security could result in mandated user notifications, litigation, government investigations, significant fines, and expenditures; divert management’s attention from operations; deter people from using our platform; damage our brand and reputation; and materially adversely affect our business, results of operations, and financial condition. Defending against claims or litigation based on any security breach or incident, regardless of their merit, will be costly and may cause reputational harm. The successful assertion of one or more large claims against us that exceed available insurance coverage, denial of coverage as to any specific claim, or any change or cessation in our insurance policies and coverages, including premium increases or the imposition of large deductible requirements, could have a material adverse effect on our business, results of operations, and financial condition. See “Part I – Item 1C. Cybersecurity” for additional information regarding our cybersecurity governance, risk management and strategy.
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

OPENDOOR TECHNOLOGIES INC.
Our fraud detection processes and information security systems may not successfully detect all fraudulent activity by third parties aimed at our employees or customers, which could adversely affect our reputation and business results.
Third-party actors have attempted in the past, and may attempt in the future, to conduct fraudulent activity by engaging with our customers, particularly in our title insurance and escrow business. We make a large number of wire transfers in connection with loan and real estate closings and process sensitive personal data in connection with these transactions. We may not be able to detect and prevent all fraudulent activity on our mobile applications, websites, and internal systems. Similarly, the third parties we use to effectuate these transactions may fail to maintain adequate controls or systems to detect and prevent fraudulent activity. Persistent or pervasive fraudulent activity may cause customers and real estate partners to lose trust in us and decrease or terminate their usage of our products, or could result in financial loss, thereby harming our business and results of operations.
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
Institutional, individual, and other investors, proxy advisory services, regulatory authorities, consumers, and other stakeholders are increasingly focused on environmental, social, and governance (“ESG”) practices of companies. For example, various groups produce ESG scores or ratings based at least in part on a company’s ESG disclosures, and certain market participants, including institutional investors and capital providers, use such ratings to assess companies’ ESG profiles. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. There are also increasing regulatory expectations on ESG matters. For example, various policymakers, such as the SEC and the States of California and New York, have adopted (or are considering adopting) requirements for the disclosure of certain climate-related or other ESG information, which may require us to incur additional costs to comply.
As we look to respond to evolving standards for identifying, measuring, and reporting ESG information, our efforts may result in a significant increase in costs and may nevertheless not meet investor or other stakeholder expectations and evolving standards or regulatory requirements. For example, actions or statements that we may take based on expectations, assumptions,

OPENDOOR TECHNOLOGIES INC.
or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or not in keeping with best practice. If we fail to, or are perceived to fail to, comply with or advance certain ESG initiatives (including the manner in which we complete such initiatives), we may be subject to various adverse impacts, including to our financial results, our reputation, our ability to attract or retain employees, our attractiveness as a service provider, investment, or business partner, or expose us to government enforcement actions, private litigation, and actions by stockholders or stakeholders. Additionally, many of our business partners and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes multiple layers of security controls, including network segmentation, security monitoring, endpoint protection, and identity and access management, as well as a cybersecurity incident response plan.
We assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). While we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business, this does not imply that we meet any particular technical standards, specifications, or requirements, and our maturity varies across our cybersecurity program.
Our cybersecurity risk management program considers cybersecurity risks alongside other company risks as part of our overall cybersecurity risk assessment process, and shares common methodologies, reporting channels and governance processes that apply to other risks impacting the company, such as regulatory, financial and operational risks.
Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of vulnerability scans and penetration testing;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness training of our employees, incident response personnel, and senior management, including annual incident training, regular phishing email simulations and tabletop exercises to simulate incident responses;
•a robust cybersecurity incident response plan that includes documented procedures for preparing for, detecting, responding to and recovering from cybersecurity incidents, as well as processes to triage, assess severity for, escalate, contain, investigate, and remediate the incident; and

OPENDOOR TECHNOLOGIES INC.
•a third-party risk management process for service providers, suppliers, and vendors.
We have not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. However, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our systems and information. See “Item 1A. Risk Factors” for additional discussion regarding the risks we face from cybersecurity threats.
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.
The Committee receives reports at least annually from our Chief Technology Officer and management on our cybersecurity risk management and strategy, including, as applicable, progress towards our risk-mitigation goals, results from third-party assessments, and the emerging threat landscape. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
The Committee reports to the full Board regarding its activities, including those related to cybersecurity and, will, from time to time, brief the full Board on our cybersecurity risk management program. From time to time, our Committee members receive presentations on cybersecurity topics from our internal or external experts as part of its continuing education on topics that impact public companies.
Our Chief Technology Officer, in coordination with our Head of Security and our internal security staff, is responsible for assessing and managing our material risks from cybersecurity threats, and has primary responsibility for our overall cybersecurity risk management program and supervising both our internal cybersecurity personnel and our retained external cybersecurity consultants.
Our Chief Technology Officer, who possesses a 25-year track record in overseeing technology, 15 of which includes oversight of information security systems, reports directly to our Chief Executive Officer. This extensive experience spans both public and private companies and includes over a decade as the dedicated key individual responsible for cybersecurity. Our Head of Security, who leads our internal security staff and reports directly to our Chief Technology Officer, has over 20 years of software development experience, ten of which have focused on cybersecurity, and includes managing information security systems, developing cybersecurity strategy and implementing effective information and cybersecurity programs.
Our Chief Technology Officer and Head of Security supervise efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, and alerts and reports produced by security tools deployed in the IT environment, such as regular network and endpoint monitoring, vulnerability assessments, penetration testing, and tabletop exercises.
Item 2. Properties.
We have various operating leases for office space, which are summarized as of December 31, 2023 in the table below. We believe that our facilities are adequate for our current needs.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Dates
Tempe, Arizona	General Office Space, Corporate Mailing Address	53,867	2030
Duluth, Georgia	General Office Space	71,085	2029
In addition, we lease office space in several other locations in the United States and India.

OPENDOOR TECHNOLOGIES INC.
Item 3. Legal Proceedings.
On October 7, 2022 and November 22, 2022, purported securities class action lawsuits were filed in the United States District Court for the District of Arizona, captioned Alich v. Opendoor Technologies Inc., et al. (Case No. 2:22-cv-01717-JFM) (“Alich”) and Oakland County Voluntary Employee’s Beneficiary Association, et al. v. Opendoor Technologies Inc., et al. (Case No. 2:22-cv-01987-GMS) (“Oakland County”), respectively. The lawsuits were consolidated into a single action, captioned In re Opendoor Technologies Inc. Securities Litigation (Case No. 2:22-CV-01717-MTL). The consolidated amended complaint names as defendants the Company, Social Capital Hedosophia Holdings Corp. II (“SCH”), certain of the Company’s current and former officers and directors and the underwriters of a securities offering the Company made in February 2021. The complaint alleges that the Company and certain officers violated Section 10(b) of the Exchange Act and SEC Rule 10b-5, and that the Company, SCH, certain officers and directors and the underwriters violated Section 11 of the Securities Act, in each case by making materially false or misleading statements related to the effectiveness of the Company’s pricing algorithm. The plaintiffs also allege that certain defendants violated Section 20(a) of the Exchange Act and Section 15 of the Securities Act, respectively, which provide for control person liability. The complaint asserts claims on behalf of all persons and entities that purchased, or otherwise acquired, Company common stock between December 21, 2020 and November 3, 2022 or pursuant to offering documents issued in connection with our business combination with SCH and the secondary public offering conducted by the Company in February 2021. The plaintiffs seek class certification, an award of unspecified compensatory damages, an award of interest and reasonable costs and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper. The defendants filed motions to dismiss on June 30, 2023, which are pending before the court. We believe that the allegations in the complaint are without merit and we intend to vigorously defend ourselves in the matter.
On March 1, 2023 and March 15, 2023, shareholder derivative lawsuits were filed in the United States District Court for the District of Arizona, captioned Carlson v. Rice, et al. (Case No. 2:23-cv-00367-GMS) and Van Dorn v. Wu, et al. (Case No. 2:23-cv-00455-DMF), respectively, which were subsequently consolidated into a single action, captioned Carlson v. Rice (Case No. 2:23-CV-00367-GMS). Plaintiffs voluntarily dismissed the matter on June 22, 2023, and thereafter re-filed complaints in the Court of Chancery of the State of Delaware, captioned Carlson v. Rice, et al. (Case No. 2023-0642) and Van Dorn v. Rice, et al. (Case No. 2023-0643).The cases have been consolidated into a single action, captioned Opendoor Technologies Inc. Stockholder Derivative Litigation (Case No. 2023-0642). On June 29, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of Delaware, captioned Juul v. Wu, et al. (Case No. 1:23-cv-00705-UNA). The complaints in each matter are based on the same facts and circumstances as In re Opendoor Technologies Inc. Securities Litigation and name certain officers and directors of the Company as defendants. The defendants are alleged to have violated Section 10(b) of the Exchange Act and SEC Rule 10b-5 and breached fiduciary duties. The plaintiffs seek to maintain the derivative actions on behalf of the Company, an award of unspecified compensatory damages, an order directing the Company to reform its corporate governance and internal procedures, restitutionary relief, an award of interest and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper. These derivative actions have been stayed pending further developments in In re Opendoor Technologies Inc. Securities Litigation.
On October 13, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of Delaware, captioned Woods, et al. v. Bain, et al. (Case No. 1:23-cv-01158-UNA). The complaint is based on facts and circumstances related to In re Opendoor Technologies Inc. Securities Litigation. The plaintiffs have brought claims against certain current and former directors and officers of the Company for breaches of fiduciary duty, contribution under Sections 10(b) and 21D of the Exchange Act, and violations of Section 14(a) of the Exchange Act and SEC Rule 14a-9 promulgated thereunder. The plaintiffs seek to maintain the derivative action on behalf of the Company, an award of unspecified compensatory damages, an order directing one of the defendants to disgorge monies allegedly obtained from certain personal sales of Company stock, equitable relief, an award of interest and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper. This derivative action has been stayed pending further developments in In re Opendoor Technologies Inc. Securities Litigation.
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
Holders of Record
As of February 8, 2024, there were approximately 61 holders of record of our common stock.
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
This graph covers the period from December 21, 2020, which was the first day our common stock began trading after the closing of the Business Combination, through December 31, 2023 for the Company’s common stock. This graph assumes that

OPENDOOR TECHNOLOGIES INC.
the value of the investment in the Company’s common stock and each index (including reinvestment of dividends) was $100 on December 21, 2020.
Item 6. [Reserved]

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read together with the historical audited annual consolidated financial statements as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022, and 2021.
This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Forward-Looking Statements,” “Risk Factors,” or in other parts of this Annual Report on Form 10-K.
Overview
Opendoor’s mission is to power life’s progress, one move at a time. Residential real estate is a trillion-dollar industry underpinned by a process that is complicated, time-consuming, stressful, and offline. We believe all consumers deserve to buy, sell, and move between homes with simplicity and confidence, and we have dedicated almost a decade to delivering on this vision. We have built unique pricing and operations capabilities to become one of the largest buyers and sellers of homes in the United States. Since our founding, we have helped customers to buy or sell homes in over 246,000 transactions and have expanded our footprint to 50 markets across the country.
Financial Highlights and Operating Metrics

	Year Ended December 31,
(in millions, except percentages, homes purchased, homes sold, number of markets, and homes in inventory)	2023	2022	2021	2022 to 2023 Change	2021 to 2022 Change
Revenue	$6,946	$15,567	$8,021	$(8,621)	$7,546
Gross profit	$487	$667	$730	$(180)	$(63)
Gross margin	7.0%	4.3%	9.1%
Net loss	$(275)	$(1,353)	$(662)	$1,078	$(691)
Number of markets (at period end)	50	53	44	(3)	9
Homes sold	18,708	39,183	21,725	(20,475)	17,458
Homes purchased	11,246	34,962	36,908	(23,716)	(1,946)
Homes in inventory (at period end)	5,326	12,788	17,009	(7,462)	(4,221)
Inventory (at period end)	$1,775	$4,460	$6,096	$(2,685)	$(1,636)
Percentage of homes “on the market” for greater than 120 days (at period end)	18%	55%	8%
Non-GAAP Financial Highlights (1)
Contribution (Loss) Profit	$(258)	$525	$525	$(783)	$—
Contribution Margin	(3.7)%	3.4%	6.5%
Adjusted EBITDA	$(627)	$(168)	$58	$(459)	$(226)
Adjusted EBITDA Margin	(9.0)%	(1.1)%	0.7%
Adjusted Net Loss	$(778)	$(574)	$(116)	$(204)	$(458)
________________
(1)See “—Non-GAAP Financial Measures” for further details and a reconciliation of such non-GAAP measures to their nearest comparable GAAP measures.
Current Housing Environment
2023 was a year underpinned by macro uncertainty in the housing market, driven by interest rate volatility, which caused 30-year mortgage rates to increase by 170 basis points between February and October. These dynamics resulted in hesitation by both buyers and sellers with overall home sales declining nearly 20% year-over-year. In the first half of 2023, home prices

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
performed better than expected on the back of historically low listing volumes. Against this backdrop of constrained supply, market clearance exceeded levels seen historically over the same time period. In the second half of 2023, the elevated 30-year mortgage rates further depressed buyer demand, amplifying the typical seasonal decline in market clearance rates. The slowing market clearance rates impacted our financial performance for the final quarter of 2023 in the following three ways. First, as market clearance rates slowed, our pace of resales, and therefore revenue, was reduced quarter over quarter. Second, although the impact was tempered by historically low listing volumes, we reduced home-level list prices in order to stay inline with our clearance targets, which flowed through to revenue, gross profit, gross margin and contribution margin. Third, as a result of slower resale clearance rates, some sales from the old book of inventory shifted out of the third quarter of 2023 and continued to be a drag on overall margins as they sold through given their negative margin profile.
As we look ahead, the real-time metrics we track are continuing to show constrained supply and demand, which is resulting in home price stability. Several macroeconomic indicators have been trending favorably, including a healthy U.S. labor market and moderating inflation. However, given continued interest rate volatility, we remain focused on preserving flexibility in setting spreads to operate against a range of macroeconomic outcomes in 2024.
Contribution Margin is a non-GAAP financial measure. See “—Non-GAAP Financial Measures” for further details and a reconciliation of Contribution Margin to Gross Margin.
Factors Affecting our Business Performance
Market Penetration in Existing Markets
Residential real estate is one of the largest consumer markets in the United States, of which less than 1% of the estimated $1.6 trillion of home value transacted annually is conducted online. Given the fact that we operate in a highly fragmented industry and offer a differentiated value proposition to the traditional offline selling process, we believe there is significant opportunity to expand our share in our existing markets. By providing a consistent, high-quality and differentiated experience to our customers, we hope to continue to drive positive word-of-mouth awareness and trust in our platform.
We are steadily growing our reach via our partnership channels with homebuilders, agents, and online real estate platforms. We have relationships with the three largest online real estate platforms, Zillow, Redfin, and Realtor.com, which collectively reach millions of unique monthly visitors. We launched our partnership agreement with Zillow, Inc. in early 2023, allowing home sellers on the Zillow, Inc. platform to request an offer directly from Opendoor, and creating an additional channel for us to drive brand awareness and acquire customers. As of December 31, 2023, our partnership was live in 45 markets. In the fourth quarter of 2023, we also announced a new partnership agreement with eXp Realty, the largest independent real estate company in the world. This agreement enables eXp’s agents to request a cash offer on qualifying properties on behalf of their clients directly within their eXp dashboard and present the Opendoor offer alongside the option of listing the client’s home on the market.
A continued source of growth is re-engagement with our base of registered sellers, meaning sellers that have received an offer from Opendoor but have not yet sold their home. In the last ten years, we have sent millions of offers and, while not everyone is ready to act when they request an offer, we treat everyone as a potential future seller. We perpetually iterate on our reengagement strategies and believe that our registered customer base will continue to be an important source of home acquisition volumes.
Market Footprint
The following table represents the number of markets we operated in as of the periods presented:

	Year Ended December 31,
(in whole numbers)	2023	2022	2021
Number of markets (at period end)	50	53	44
Due to the deteriorating macro environment in 2022 and 2023, we slowed down our new market expansion plans. During the three months ended December 31, 2023, we stopped acquiring inventory in, and operationally supporting, our markets in Boise, Idaho, Reno, Nevada and Asheville, North Carolina. These three markets are below the scale required for us to operate in

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
a cost-effective manner and are not sufficiently close to another market to leverage its operations. In total, these three markets represented less than 1% of total homes sold in 2023.
Adjacent Services
We believe home sellers and buyers value simplicity and certainty. To that end, we are building an online, integrated suite of home services, which currently includes title insurance, escrow services and real estate brokerage services.
Our success with title insurance and escrow services helps validate our view that customers prefer an online, integrated experience. We will continue to evaluate new ways to improve our end-to-end solution and expect to invest in additional adjacent products and services over time with the expectation that these adjacent services will continue to improve our unit economics.
Unit Economics
We view Contribution Margin as a key measure of unit economic performance. Contribution Margin is a non-GAAP financial measure. See “—Non-GAAP Financial Measures” for further details and a reconciliation of Contribution Margin to Gross Margin. Our long-term financial performance depends, in part, on continuing to maintain and expand unit margins through the following initiatives:
•Optimization and enhancements of our pricing engine;
•Platform efficiency improvements through greater automation and self-service;
•Incremental attach of services, which supplement the core transaction margin profile; and
•Expansion of our listing and marketplace product offerings, which will reduce our inventory exposure and capital intensity, and eliminate the holding and selling costs associated with taking ownership of the home.
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
Our performance in 2023 reflects the sharp transition in the housing market from peak levels earlier in 2022 to lower transaction velocity and home price appreciation well beyond typical seasonal trends. Given these macroeconomic pressures, we have been focused on managing overall inventory health and risk. We have been particularly focused on homes that we acquired based on offers made in the first half of 2022 and prior (“old book”) and we have continued to adjust down listed prices on our inventory to stay in-line with market sell-through rates and drive resale clearance. As of December 31, 2023, we had $34 million of old book homes in inventory, down 99% from $3.5 billion at December 31, 2022. We also increased the spreads embedded in our offers and reduced our marketing investment, which slowed our acquisition pacing. (Spreads are defined as total discount to our home valuation at time of offer less than Opendoor service fee of 5%.) We expect to achieve positive gross margins and contribution margins on acquisitions arising from offers made in the second half of 2022 onward once fully sold through, and we expect to resume a higher acquisition pace as the housing market stabilizes.
Related primarily to the sharp transition in the housing market, we recorded inventory valuation adjustments of $737 million during the year ended December 31, 2022. In 2023, resale clearance is trending better than the back half of 2022 and a lack of supply of new listings has helped to stabilize home prices. As such, inventory valuation adjustments of $65 million recorded during the year ended December 31, 2023 were significantly lower than 2022.
As one key measure of inventory management performance, we evaluate our portfolio metrics relative to the broader market (as observed on the multiple listing services (“MLS”)). One such metric is our percentage of homes “on the market” for greater than 120 days as measured from initial listing date. As of December 31, 2023, such homes represented 18% of our portfolio, compared to 21% for the broader market when filtered for the types of homes we are able to underwrite and acquire

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
in a given market based on characteristics such as price range, home type, home location, year built and lot size (which we refer to as our “buybox”).
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
These measures have limitations as analytical tools when assessing our operating performance and should not be considered in isolation or as a substitute for GAAP measures, including gross profit and net loss. We may calculate or present our non-GAAP financial measures differently than other companies who report measures with similar titles and, as a result, the non-GAAP financial measures we report may not be comparable with those of companies in our industry or in other industries.
Adjusted Gross Profit and Contribution Profit (Loss)
To provide investors with additional information regarding our margins and return on inventory acquired, we have included Adjusted Gross Profit and Contribution Profit (Loss), which are non-GAAP financial measures. We believe that Adjusted Gross Profit and Contribution Profit (Loss) are useful financial measures for investors as they are supplemental measures used by management in evaluating unit level economics and our operating performance. Each of these measures is intended to present the economics related to homes sold during a given period. We do so by including revenue generated from homes sold (and adjacent services) in the period and only the expenses that are directly attributable to such home sales, even if such expenses were recognized in prior periods, and excluding expenses related to homes that remain in inventory as of the end of the period. Contribution Profit (Loss) provides investors a measure to assess Opendoor’s ability to generate returns on homes sold during a reporting period after considering home purchase costs, renovation and repair costs, holding costs and selling costs.
Adjusted Gross Profit and Contribution Profit (Loss) are supplemental measures of our operating performance and have limitations as analytical tools. For example, these measures include costs that were recorded in prior periods under GAAP and exclude, in connection with homes held in inventory at the end of the period, costs required to be recorded under GAAP in the same period. Accordingly, these measures should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. We include a reconciliation of these measures to the most directly comparable GAAP financial measure, which is gross profit.
Adjusted Gross Profit / Margin
We calculate Adjusted Gross Profit as gross profit under GAAP adjusted for (1) inventory valuation adjustment in the current period and (2) inventory valuation adjustment in prior periods. Inventory valuation adjustment in the current period is calculated by adding back the inventory valuation adjustments recorded during the period on homes that remain in inventory at period end. Inventory valuation adjustment in prior periods is calculated by subtracting the inventory valuation adjustments recorded in prior periods on homes sold in the current period. We define Adjusted Gross Margin as Adjusted Gross Profit as

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
a percentage of revenue. See “—Critical Accounting Policies and Estimates — Real Estate Inventory” for detailed discussion of inventory valuation adjustment.
We view this metric as an important measure of business performance as it captures gross margin performance isolated to homes sold in a given period and provides comparability across reporting periods. Adjusted Gross Profit helps management assess home pricing, service fees and renovation performance for a specific resale cohort.
Contribution Profit / Margin
We calculate Contribution Profit (Loss) as Adjusted Gross Profit, minus certain costs incurred on homes sold during the current period including: (1) holding costs incurred in the current period, (2) holding costs incurred in prior periods, and (3) direct selling costs. The composition of our holding costs is described in the footnotes to the reconciliation table below. Contribution Margin is Contribution Profit (Loss) as a percentage of revenue.
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
The following table presents a reconciliation of our Adjusted Gross Profit and Contribution Profit to our gross profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Year Ended December 31,
(in millions, except percentages)	2023	2022	2021
Revenue (GAAP)	$6,946	$15,567	$8,021
Gross profit (GAAP)	$487	$667	$730
Gross Margin	7.0%	4.3%	9.1%
Adjustments:
Inventory valuation adjustment – Current Period(1)(2)	23	458	39
Inventory valuation adjustment – Prior Periods(1)(3)	(455)	(39)	—
Adjusted Gross Profit	$55	$1,086	$769
Adjusted Gross Margin	0.8%	7.0%	9.6%
Adjustments:
Direct selling costs(4)	(197)	(414)	(195)
Holding costs on sales – Current Period(5)(6)	(50)	(109)	(47)
Holding costs on sales – Prior Periods(5)(7)	(66)	(38)	(2)
Contribution Profit (Loss)	$(258)	$525	$525
Contribution Margin	(3.7)%	3.4%	6.5%
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
Adjusted Net Loss
We calculate Adjusted Net Loss as GAAP net loss adjusted to exclude non-cash expenses of stock-based compensation, equity securities fair value adjustment, warrant fair value adjustment, and intangibles amortization expense. It excludes expenses that are not directly related to our revenue-generating operations such as restructuring and legal contingency accruals. It excludes (gain) loss on extinguishment of debt as these expenses or gains were incurred as a result of decisions made by management to repay portions of our outstanding credit facilities and the 0.25% convertible senior notes due in 2026 (the "2026 Notes") early; these expenses are not reflective of ongoing operating results and vary in frequency and amount. It also excludes non-recurring payroll tax on initial RSU release, and goodwill impairment. Adjusted Net Loss also aligns the timing of inventory valuation adjustments recorded under GAAP to the period in which the related revenue is recorded in order to improve the comparability of this measure to our non-GAAP financial measures of unit economics, as described above. Our calculation of Adjusted Net Loss does not currently include the tax effects of the non-GAAP adjustments because our taxes and such tax effects have not been material to date.
Adjusted EBITDA / Margin
We calculated Adjusted EBITDA as Adjusted Net Loss adjusted for depreciation and amortization, property financing and other interest expense, interest income, and income tax expense. Adjusted EBITDA is a supplemental performance measure that our management uses to assess our operating performance and the operating leverage in our business. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table presents a reconciliation of our Adjusted Net Loss and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Year Ended December 31,
(in millions, except percentages)	2023	2022	2021
Revenue (GAAP)	$6,946	$15,567	$8,021
Net loss (GAAP)	$(275)	$(1,353)	$(662)
Adjustments:
Stock-based compensation	126	171	536
Equity securities fair value adjustment(1)	1	35	(35)
Warrant fair value adjustment(1)	—	—	(12)
Intangibles amortization expense(2)	7	9	4
Inventory valuation adjustment – Current Period(3)(4)	23	458	39
Inventory valuation adjustment – Prior Periods(3)(5)	(455)	(39)	—
Restructuring(6)	14	17	—
(Gain) loss on extinguishment of debt	(216)	25	—
Goodwill impairment	—	60	—
Payroll tax on initial RSU release	—	—	5
Legal contingency accrual and related expenses	—	46	14
Other(7)	(3)	(3)	(5)
Adjusted Net Loss	$(778)	$(574)	$(116)
Adjustments:
Depreciation and amortization, excluding amortization of intangibles	45	41	33
Property financing(8)	174	329	119
Other interest expense(9)	37	56	24
Interest income(10)	(106)	(22)	(3)
Income tax expense	1	2	1
Adjusted EBITDA	$(627)	$(168)	$58
Adjusted EBITDA Margin	(9.0)%	(1.1)%	0.7%
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
(6)Restructuring costs consist primarily of severance and employee termination benefits and bonuses.
(7)Includes primarily gain or loss on the sale of available for sale securities, sublease income, income from equity method investments, and gain on lease termination.
(8)Includes interest expense on our non-recourse asset-backed debt facilities.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
(9)Includes amortization of debt issuance costs and loan origination fees, commitment fees, unused fees, other interest related costs on our asset-backed debt facilities, interest expense related to the 2026 Notes outstanding, and interest expense on other secured borrowings.
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
Warrant Fair Value Adjustment
Warrant fair value adjustment consists of unrealized and realized gains and losses as a result of marking our warrants to fair value at the end of each reporting period and subsequent settlement through exercise of warrants to equity.
Gain (Loss) on Extinguishment of Debt
Gain (loss) on extinguishment of debt is primarily related to the Company’s partial repurchase of the 2026 Notes at a discount net of unamortized deferred costs associated with the 2026 Notes. Gain on extinguishment of debt also includes any gains or losses recognized in conjunction with the termination of debt facilities, partial debt extinguishments, and unamortized deferred costs associated with these facilities. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5. Credit Facilities and Long-Term Debt—Convertible Senior Notes” for additional information regarding the 2026 Notes.
Interest Expense
Interest expense consists primarily of interest paid or payable and the amortization of debt discounts and debt issuance costs. Interest expense varies period over period, primarily due to fluctuations in our inventory volumes and changes in the floating benchmark interest rates (“Benchmark Rates”), based on a London Interbank Offered Rate (“LIBOR”) for certain periods prior to December 31, 2022 or the secured overnight financing rate (“SOFR”), plus an applicable margin, which impact the interest incurred on our senior revolving credit facilities (see “— Liquidity and Capital Resources — Debt and Financing Arrangements”).
We expect our overall interest expense to increase as inventory increases. Subject to market conditions and cost of capital trade-offs, we will evaluate opportunities to expand our sources of financing over time, which may allow us to diversify our mix of financing sources to include more cost effective financing relative to our higher cost mezzanine term debt facilities.
Other Income (Loss) — Net
Other income (loss) – net consists primarily of interest income on our Cash and Restricted cash balances and from our investment in money market funds, time deposits, and debt securities as well as changes in fair value of, and dividend income, from our investment in equity securities.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Results of Operations
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following table sets forth our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Change in
(in millions, except percentages)	2023	2022	$	%
Revenue	$6,946	$15,567	$(8,621)	(55)%
Cost of revenue	6,459	14,900	(8,441)	(57)%
Gross profit	487	667	(180)	(27)%
Operating expenses:
Sales, marketing and operations	486	1,006	(520)	(52)%
General and administrative	206	346	(140)	(40)%
Technology and development	167	169	(2)	(1)%
Goodwill impairment	—	60	(60)	N/M
Restructuring	14	17	(3)	(18)%
Total operating expenses	873	1,598	(725)	(45)%
Net operating loss	(386)	(931)	545	(59)%
Gain (loss) on extinguishment of debt	216	(25)	241	N/M
Interest expense	(211)	(385)	174	(45)%
Other income (loss)-net	107	(10)	117	N/M
Loss before income taxes	(274)	(1,351)	1,077	(80)%
Income tax expense	(1)	(2)	1	(50)%
Net loss	$(275)	$(1,353)	$1,078	(80)%
N/M - Not meaningful.
Revenue
Revenue decreased by $8.6 billion, or 55%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease in revenue was primarily attributable to lower sales volumes as well as lower revenue per home. We sold 18,708 homes during the year ended December 31, 2023, compared to 39,183 homes during the year ended December 31, 2022, representing a decrease of 52%. Revenue per home sold decreased 7% between the same periods. The decrease in sales volumes was a result of the proactive reduction of our inventory acquisition pace beginning in the third quarter of 2022 via higher spreads embedded in our offers and lower marketing investment in reaction to volatility in the U.S. housing market. The decrease in revenue per home sold was primarily attributed to a slowdown in home price appreciation (“HPA”).
Cost of Revenue and Gross Profit
Cost of revenue decreased by $8.4 billion, or 57%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease in cost of revenue was primarily attributable to lower sales volumes and a 9% decrease in cost of revenue per home, excluding inventory valuation adjustments on homes in inventory at period end, due to the slowdown in inventory acquisition pacing and HPA discussed above. In addition, the decrease in cost of revenue is attributable to a decrease in inventory valuation adjustments on homes in inventory at period end, which were $23 million for the year ended December 31, 2023 compared to $458 million for the year ended December 31, 2022. The decrease in inventory valuation adjustments reflects the relative home price stabilization experienced in 2023 as well as higher spreads embedded in our home acquisition offers.
Gross profit decreased from $667 million to $487 million and gross margin increased from 4.3% to 7.0% for the years ended December 31, 2022 and December 31, 2023, respectively. The decrease in gross profit is attributable to lower sales volumes as discussed above as well as the strong margins realized during the first half of the year ended December 31, 2022, which were fueled by a historically strong U.S. housing market at the start of the year. The increase in gross margin for the year ended December 31, 2023 compared to the year ended December 31, 2022 is attributable to $737 million in inventory valuation adjustments recorded during the year ended December 31, 2022 to reduce homes in inventory to their net realizable value

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
following the rapid downturn in the U.S. housing market, beginning primarily in the second half of 2022. This included $458 million of inventory valuation adjustments on homes remaining in inventory at December 31, 2022.

For the same periods, Adjusted Gross Margin, which aligns the timing of inventory valuation adjustments to the period in which the home is sold, decreased from 7.0% to 0.8%. The decrease in Adjusted Gross Margin reflects the downturn in the U.S. housing market in the second half of 2022, resulting in market conditions at the time of resale to be weaker than we believed they would be at the time of pricing our inventory acquisitions. In addition, we prioritized risk management and resale clearance at the expense of resale margin performance in order to clear the old book inventory, which composed a majority of the resale cohort for the year ended December 31, 2023. Contribution Margin decreased from 3.4% to (3.7)% for the years ended December 31, 2022 and December 31, 2023, respectively, due to the reasons noted above as well as increased holding costs due to longer average inventory holding periods. Contribution Margin and Adjusted Gross Margin are non-GAAP financial measures. See “— Non-GAAP Financial Measures” for further details and a reconciliation of such non-GAAP measures to their nearest comparable GAAP measures.
Operating Expenses
Sales, Marketing and Operations. Sales, marketing and operations decreased by $520 million, or 52%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily attributable to a $217 million decrease in resale transaction costs and broker commissions, consistent with the 55% decrease in revenue during the same period. Property holding costs decreased by $116 million, consistent with decreased inventory levels. Advertising expense decreased by $125 million, from $200 million for the year ended December 31, 2022 to $75 million for the year ended December 31, 2023 as we decreased marketing in both existing and new markets. In addition, headcount expenses, including salaries and benefits, decreased $58 million, which was largely attributable to workforce reductions and a reduction in contingent labor in 2023.
General and Administrative. General and administrative decreased by $140 million, or 40%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily attributable to $46 million reduction in stock-based compensation, which was primarily related to the forfeiture of certain executive RSUs, including performance-based awards. In addition, the Company recorded a $46 million legal contingency accrual and related expenses recorded during the year ended December 31, 2022 in connection with the FTC consent order finalized in October 2022. Headcount expenses, including salaries and benefits decreased $19 million, which was primarily attributable to workforce reductions in 2023.
Technology and Development. Technology and development decreased by a nominal amount for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Goodwill Impairment. Goodwill impairment decreased by $60 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. During the fourth quarter of 2022, the market price of our common stock declined significantly causing the Company to perform an interim quantitative test for goodwill impairment. Based on the quantitative analysis, the Company recorded a goodwill impairment charge of $60 million for the year ended December 31, 2022. There was no impairment of goodwill identified for the year ended December 31, 2023.
Restructuring. Restructuring decreased by a nominal amount for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Gain (Loss) on Extinguishment of Debt
Gain (loss) on extinguishment of debt increased by $241 million, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The gain on extinguishment of debt of $216 million in December 31, 2023 resulted from the Company’s partial repurchase of its 2026 Notes in 2023 at a discount net of unamortized deferred costs associated with the 2026 Notes, partially offset by expenses related to partial debt extinguishments during the year ended December 31, 2023.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Interest Expense
Interest expense decreased by $174 million, or 45%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily attributable to a significant decrease in the average outstanding balances of our non-recourse asset-backed debt.
Other Income (Loss) — Net
Other income (loss) – net increased by $117 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase is primarily related to an $84 million increase in interest income due to an increase in interest rates and a $4 million unrealized gain versus a $35 million unrealized loss on marketable equity securities during the year ended December 31, 2023 and December 31, 2022, respectively.
Income Tax Expense
Income tax expense decreased by a nominal amount for the year ended December 31, 2023 compared to the year ended December 31, 2022.
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
Gross profit decreased from $730 million to $667 million and gross margin decreased from 9.1% to 4.3% for the year ended December 31, 2021 and December 31, 2022, respectively. For the same periods, Adjusted Gross Margin decreased from 9.6% to 7.0%. The decrease in gross margin and Adjusted Gross Margin reflects our decision to prioritize risk management and resale clearance in the second half of 2022 at the expense of resale margin performance. As a result of the fast downturn in the housing market due to macroeconomic conditions, market conditions at the time of sale were weaker than we believed they would be at the time of pricing our inventory acquisitions. In addition, gross margin and Adjusted Gross Margin for the year ended December 31, 2021 benefited from a fresh book of inventory after we sold down our inventory in response to the COVID-19 pandemic and more favorable macroeconomic conditions as compared to the year ended December 31, 2022. Contribution Margin decreased from 6.5% to 3.4% for the same periods, due to the reasons noted above as well as due to increased direct selling and holding costs. Contribution Margin and Adjusted Gross Margin are non-GAAP financial measures. See “— Non-GAAP Financial Measures” for further details and a reconciliation of such non-GAAP measures to their nearest comparable GAAP measure.
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
Goodwill Impairment. Goodwill impairment increased by $60 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. During the fourth quarter of 2022, the market price of our common stock declined significantly causing the Company to perform an interim quantitative test for goodwill impairment. Based on the quantitative analysis, the Company recorded a goodwill impairment charge of $60 million for the year ended December 31, 2022. There was no impairment of goodwill identified for the year ended December 31, 2021.
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
Warrant Fair Value Adjustment
Warrant fair value adjustment decreased by $12 million, or 100%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The gain recorded in the year ended December 31, 2021, was attributable to a decrease in the fair value of the Sponsor Warrants between the time of the Business Combination and the completion of their redemption in July 2021.
Loss on Extinguishment of Debt
Loss on extinguishment of debt increased by $25 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. The loss on extinguishment of debt of $25 million in December 31, 2022 resulted from the Company’s voluntary partial early repayment of an asset-backed mezzanine term debt facility.
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
Other (Loss) Income — Net
Other (loss) income – net decreased by $48 million, or 126%, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The decrease was primarily related to the fair value adjustments recorded on marketable equity securities. The Company recorded a $35 million gain in 2021 when a company in which we invested went public and then recorded a $35 million loss in 2022 when the company’s stock price declined. The fair value loss recorded in 2022 is offset by a $20 million increase in interest income due to higher interest rates during the year ended December 31, 2022 compared to the year ended December 31, 2021. During 2022, the terms of certain of our asset-backed senior revolving credit facilities were modified to replace LIBOR-based floating reference rates with SOFR-based floating reference rates. As of December 31, 2022, all such floating reference rates in our asset-backed senior revolving credit facilities were based on SOFR.
Income Tax Expense
Income tax expense increased by a nominal amount for the year ended December 31, 2022 compared to the year ended December 31, 2021.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities. As of December 31, 2023, we had cash and cash equivalents of $1.0 billion, restricted cash of $541 million, and marketable securities of $69 million. The decline in our cash, cash equivalents and marketable securities balance of $213 million as compared to December 31, 2022 resulted from a combination of operating losses and the partial repurchase of our 2026 Notes, offset by capital released as a result of reduced inventory levels. The decrease in our restricted cash balance of $113 million as compared to December 31, 2022 was largely a result of lower resale activity and lower outstanding balances in our term debt facilities in December 2023 as compared to December 2022.
As of December 31, 2023, the Company had total outstanding balances on our asset-backed debt of $2.2 billion and aggregate principal outstanding from convertible senior notes of $381 million. In addition, we had undrawn borrowing capacity

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
of $6.0 billion under our non-recourse asset-backed debt facilities (as described further below), of which $650 million was committed.
During the year ended December 31, 2023, the Company entered into separate, privately negotiated transactions to repurchase a portion of the outstanding 2026 Notes (“Repurchased 2026 Notes”). We repurchased approximately $597 million in aggregate principal amount of our 2026 Notes as further described in “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5. Credit Facilities and Long-Term Debt – Convertible Senior Notes” in this Annual Report on Form 10-K. As market conditions warrant, we may, from time to time, repurchase additional outstanding debt securities in the open market, in privately negotiated transactions, by tender offer, by exchange transaction or otherwise. Such repurchases, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity and other factors and may be commenced or suspended at any time. The amounts involved and total consideration paid may be material.
We have incurred losses from inception through December 31, 2023 and expect to incur additional losses in the future. Our ability to service our debt and fund working capital, business operations and capital expenditures will depend on our ability to generate cash from operating activities, which is subject to our future operating success, and ability to obtain inventory acquisition financing on reasonable terms, which is subject to factors beyond our control, including potential economic recession, rising interest rates, inflation and general economic, political and financial market conditions.
Our working capital requirements may increase should our inventory balance increase. We believe our cash, cash equivalents, and marketable securities together with cash we expect to generate from future operations and borrowings, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Annual Report on Form 10-K.
Debt and Financing Arrangements
Our financing activities include: short-term borrowings under our asset-backed senior revolving credit facilities; the issuance of long-term asset-backed senior term debt, asset-backed mezzanine term debt, and convertible debt; and new issuances of equity. Historically, we have required access to external financing resources in order to fund growth, expansion into new markets and strategic initiatives and we expect this to continue in the future. Our access to capital markets can be impacted by factors outside our control, including economic conditions.
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
Our asset-backed facilities are each collateralized by a specified pool of assets, consisting of real estate inventory, restricted cash and equity interests in certain consolidated subsidiaries of Opendoor that directly or indirectly own our real estate inventory. The terms of our inventory financing facilities require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). As of December 31, 2023, the Company was in compliance with all financial covenants.
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
The following table summarizes certain details related to our non-recourse asset-backed debt and other secured borrowings as of December 31, 2023 (in millions, except interest rates):

		Outstanding Amount
December 31, 2023	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$—	$—	7.49%	June 30, 2025	June 30, 2025
Revolving Facility 2018-3	1,000	—	—	6.82%	September 29, 2026	September 29, 2026
Revolving Facility 2019-1	300	—	—	7.34%	August 15, 2025	August 15, 2025
Revolving Facility 2019-2	550	—	—	6.83%	October 3, 2025	October 2, 2026
Revolving Facility 2019-3	925	—	—	—%	April 5, 2024	April 4, 2025
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	100	—	100	3.48%	January 2, 2025	April 1, 2025
Term Debt Facility 2021-S2	400	—	300	3.20%	September 10, 2025	March 10, 2026
Term Debt Facility 2021-S3	1,000	—	750	3.75%	January 31, 2027	July 31, 2027
Term Debt Facility 2022-S1	250	—	250	4.07%	March 1, 2025	September 1, 2025
Total	$5,525	$—	$1,400
Issuance Costs		—	(12)
Carrying Value		$—	$1,388

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	$2,100	$—	$600	10.00%	April 1, 2025	April 1, 2026
Term Debt Facility 2022-M1	$500	$—	$150	10.00%	September 15, 2025	September 15, 2026
Total	$2,600	$—	$750
Issuance Costs			(4)
Carrying Value			$746

Total Non-Recourse Asset-backed Debt	$8,125	$—	$2,134
Asset-backed Senior Revolving Credit Facilities
We classify the senior revolving credit facilities as current liabilities on our consolidated balance sheets. In some cases, the borrowing capacity amounts under the asset-backed senior revolving credit facilities as reflected in the table are not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. As of December 31, 2023, we had committed borrowing capacity with respect to asset-backed senior revolving credit facilities of $650 million.
The revolving period end dates and final maturity dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. Certain of our asset-backed senior revolving credit facilities also have additional extension options that are subject to lender approval that are not reflected in the table above.
Asset-backed Senior Term Debt Facilities
We classify our senior term debt facilities as non-current liabilities in our consolidated balance sheets. The carrying value of the non-current liabilities is reduced by issuance costs of $12 million. In some cases, the borrowing capacity amounts under the asset-backed senior term debt facilities as reflected in the table are not fully committed and any borrowings above the

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
committed amounts are subject to the applicable lender’s discretion. As of December 31, 2023, we had committed borrowing capacity with respect to asset-backed senior term debt facilities of $1.4 billion.
The withdrawal period end dates and final maturity dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. Certain of our asset-backed senior term debt facilities also have additional extension options that are subject to lender approval that are not reflected in the table above.
Asset-backed Mezzanine Term Debt Facilities
In addition to the asset-backed senior revolving credit facilities and asset-backed senior term debt facilities, we have issued asset-backed mezzanine term debt facilities which are subordinated to the related senior facilities. The borrowing capacity amounts under the asset-backed mezzanine term debt facilities as reflected in the table are not fully committed and any borrowing above the committed amounts are subject to the applicable lender’s discretion. As of December 31, 2023, we had committed borrowing capacity with respect to asset-backed mezzanine term debt facilities of $750 million.
Convertible Senior Notes
In August 2021, we issued the 2026 Notes with an aggregate principal amount of $978 million. The table below summarizes certain details related to our 2026 Notes (in millions), as of December 31, 2023, which includes certain repurchases:

December 31, 2023	Remaining Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2026 Notes	$381	$(5)	$376
See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5. Credit Facilities and Long-Term Debt” for additional information regarding our debt and financing arrangements.
Special Purpose Entities
The Company has established certain special purpose entities (“SPEs”) for the purpose of financing the Company’s purchase and renovation of real estate inventory through the issuance of asset-backed debt. The Company is the primary beneficiary of the various variable interest entities (“VIE”) within these financing structures and consolidates these VIEs. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 4. Variable Interest Entities” for additional information regarding our VIEs.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as well as the assets, liabilities and equity related to Opendoor Technologies Inc (Parent Company Only) (“Parent Company”) and subsidiaries that are not VIEs, as of December 31, 2023 (in millions):

		VIE	Non-VIE	Total
CURRENT ASSETS:
Cash and cash equivalents		$—	$999	$999
Restricted cash		530	11	541
Marketable securities		—	69	69
Escrow receivable		8	1	9
Real estate inventory		1,758	44	1,802
Inventory valuation adjustment		(23)	(4)	(27)
Real estate inventory, net		1,735	40	1,775
Other current assets		10	42	52
Total current assets		2,283	1,162	3,445
OTHER ASSETS	(1)	—	122	122
TOTAL ASSETS		$2,283	$1,284	$3,567

CURRENT LIABILITIES:
Other current liabilities	(2)	$29	$41	$70
Total current liabilities		29	41	70
Non-current asset-backed mezzanine term debt		746	—	746
Non-current asset-backed senior term debt		1,388	—	1,388
CONVERTIBLE SENIOR NOTES		—	376	376
LEASE LIABILITIES – Net of current portion		—	19	19
OTHER LIABILITIES		—	1	1
TOTAL LIABILITIES		$2,163	$437	$2,600

SHAREHOLDERS’ EQUITY:		$120	$847	$967
________________
(1)The Company’s consolidated Other Assets include the following assets as shown in the Consolidated Balance Sheets: Property and Equipment - Net, $66 million; Right of Use Assets, $25 million; Goodwill, $4 million; Intangibles - Net, $5 million; and Other Assets, $22 million.
(2)The Company’s consolidated Other Current Liabilities include the following liabilities as shown in the Consolidated Balance Sheets: Accounts Payable and Other Accrued Liabilities, $64 million; Interest Payable, $1 million; and Lease Liabilities - Current, $5 million.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
(in millions)	2023	2022	2021
Net cash provided by (used in) operating activities	$2,344	$730	$(5,794)
Net cash provided by (used in) investing activities	$44	$234	$(476)
Net cash (used in) provided by financing activities	$(2,639)	$(1,751)	$7,342
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(251)	$(787)	$1,072
Net Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities was $2.3 billion, $730 million and $(5.8) billion for the years ended December 31, 2023, 2022 and 2021, respectively. For the year ended December 31, 2023, cash provided by operating activities was primarily driven by a $2.6 billion decrease in real estate inventory, partially offset by our net loss, net of non-cash items, of $214 million. For the year ended December 31, 2022, cash provided by operating activities was primarily driven by a $896 million decrease in real estate inventory. For the year ended December 31, 2021, cash used in operating activities was primarily driven by an $5.7 billion increase in real estate inventory and an $83 million increase in escrow receivables correlated to the increase in revenue during the year.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by (used in) investing activities was $44 million, $234 million and $(476) million for the years ended December 31, 2023, 2022 and 2021, respectively. For the year ended December 31, 2023, cash provided by investing activities primarily consisted of a $80 million net decrease in marketable securities, partially offset by a $37 million increase in property and equipment principally related to the capitalization of internally developed software. For the year ended December 31, 2022, cash provided by investing activities primarily consisted of a $300 million net decrease in marketable securities, partially offset by a $37 million increase in property and equipment, and $19 million for strategic investments in certain privately held companies. For the year ended December 31, 2021, cash used in investing activities primarily consisted of $394 million in investments in marketable securities, $33 million for the acquisitions of Pro.com and RedDoor, net of cash acquired, the $15 million purchase of strategic investments in certain privately held companies, and $33 million in capital expenditures, including internally developed software.
Net Cash (Used in) Provided by Financing Activities
Net cash (used in) provided by financing activities was $(2.6) billion, $(1.8) billion and $7.3 billion for the years ended December 31, 2023, 2022 and 2021, respectively. For the year ended December 31, 2023, cash used in financing activities was primarily attributable to $2.3 billion net principal payments on non-recourse asset-backed debt, as well as $362 million related to the partial repurchase of the 2026 Notes. For the year ended December 31, 2022, cash used in financing activities was primarily attributable to $1.7 billion net principal payments on non-recourse asset-backed debt. For the year ended December 31, 2021, cash provided by financing activities was primarily attributable to $5.7 billion net proceeds from non-recourse asset-backed debt and $886 million in proceeds from the February 2021 Offering, net of $29 million of issuance costs. In addition, we received $978 million in proceeds from the issuance of the 2026 Notes, net of $25 million of issuance costs and offset by $119 million purchase of the Capped Calls related to the 2026 Notes.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios,or as noted)
Contractual Obligations and Commitments
Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. Below is a table that shows our contractual obligations as of December 31, 2023:

	Payment Due by Year
(in millions)	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Senior and mezzanine term debt facilities(1)	2,468	126	1,576	766	—
Convertible senior notes(2)	384	1	383	—	—
Operating leases(3)	34	8	9	9	8
Purchase commitments(4)	653	653	—	—	—
Total	$3,539	$788	$1,968	$775	$8
________________
(1)Represents the principal amounts outstanding as of December 31, 2023 and estimated interest payments assuming the principal balances remain outstanding until maturity. The final maturity dates of the senior and mezzanine term debt facilities vary, as discussed above.
(2)Represents the principal amounts outstanding as of December 31, 2023 and interest payments assuming the principal balances remain outstanding until maturity.
(3)Represents future payments for long-term operating leases that have commenced as of December 31, 2023. In May 2023, the Company amended its Tempe, Arizona office lease to partially terminate the Company’s obligation with respect to a portion of the leased premises, which resulted in a decrease of undiscounted, future lease payments of $19 million.
(4)As of December 31, 2023, we were under contract to purchase 2,114 homes for an aggregate purchase price of $653 million.
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
The grant date fair value calculated using the methodology discussed above is also utilized with respect to RSUs with performance and service conditions to vest and restricted shares. For RSUs with a performance condition based on a liquidity event, as well as a service condition to vest, no compensation expense is recognized until the performance condition has been satisfied. Subsequent to the liquidity event, compensation expense is recognized to the extent the requisite service period has been completed and compensation expense thereafter is recognized on an accelerated attribution method. Under the accelerated attribution method, compensation expense is recognized over the remaining requisite service period for each service condition tranche as though each tranche is, in substance, a separate award. In February 2021, the Company completed an underwritten public offering, which met the liquidity event vesting condition and triggered the recognition of compensation expense for RSUs for which the time-based vesting condition had been satisfied or partially satisfied. For further information on the February 2021 underwritten public offering, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 11. Shareholders’ Equity”.

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
The assumptions underlying these valuations represent management’s best estimates, which involve inherent uncertainties and the application of management judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our share-based compensation expense could be materially different. For more detailed information about our historical and outstanding grants and our valuation of our share-based compensation and awards, see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 12. Share-Based Awards”.
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
Interest Rate Risk
We are subject to market risk by way of changes in interest rates on borrowings under our inventory financing facilities. As of December 31, 2023, the Company had total outstanding balances on our asset-backed debt of $2.2 billion, with an average duration of 2.6 years. Total interest expense for the year ended December 31, 2023 was $174 million, of which $156 million was fixed and $18 million was floating. As of December 31, 2023, 100% of our outstanding borrowings were at a fixed rate and did not utilize floating benchmark reference rates. As of December 31, 2022, we had outstanding borrowings of $1.4 billion, which bore interest at floating benchmark reference rates based on the secured overnight financing rate (“SOFR”), plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. We may use interest rate cap derivatives, interest rate swaps, or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. Many of our floating rate debt facilities also had benchmark rate floors. Assuming no change in the outstanding borrowings on our credit facilities as of December 31, 2023, we estimate that a one percentage point increase in applicable benchmark rates would not have resulted in an impact on our annual interest expense. However, we would be subject to fluctuation in interest rates in the future if we draw down under our senior revolving credit facilities. Assuming no change in the outstanding borrowings on our credit facilities as of December 31, 2022, we estimate that a one percentage point increase in the applicable benchmark rate would have increased our annual interest expense by approximately $14 million.
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

OPENDOOR TECHNOLOGIES INC.
Item 8. Financial Statements and Supplementary Data.

SCHEDULE I

Page
Condensed Financial Information of Opendoor Technologies Inc. (Parent Company Only)	109

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Opendoor Technologies Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Opendoor Technologies Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and Schedule I listed in the Index at Item 8 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Real Estate Inventory, Net – Refer to Notes 1 and 2 to the financial statements
Critical Audit Matter Description
Real estate inventory, net includes a valuation adjustment to record real estate inventory at the lower of cost or net realizable value. The Company applies the specific identification method whereby each home constitutes a unit of account. If the carrying amount or basis of inventory is not expected to be recovered, an inventory valuation adjustment is recorded to cost of revenue and the related assets are adjusted to their net realizable value. For homes under sales contract, the net realizable value is the contract price less expected selling costs and concessions. For homes that are not under sales contract, net realizable value is management’s internal projection price less expected selling costs. The determination of net realizable value for homes not under sales contract requires management to make significant estimates related to the internal projection price. Changes in these estimates could have a significant impact on the net realizable value and a significant change in net realizable value could cause a significant valuation adjustment.

We identified real estate inventory valuation adjustment for homes that are not under sales contract, which is the majority of the real estate inventory valuation adjustment, to be a critical audit matter due to the subjectivity of management’s judgment in forecasting the net realizable value of the real estate inventory, specifically with respect to the internal projection price. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s internal projection price.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the internal projection price input used for real estate inventory valuation adjustments for homes that are not under sales contract included the following, among others:
•We tested the effectiveness of internal controls over the valuation process, including controls over the inputs to the internal projection price, calculation of the valuation adjustment, and management’s consideration of macroeconomic factors with respect to the valuation adjustment.
•We evaluated whether the estimates of the real estate inventory adjustments for homes that are not under sales contract were consistent with evidence obtained in other areas of the audit, including internal communications to management and the Board of Directors.
•We made inquiries of management throughout the period about the expected effects of macroeconomic factors on the internal projection price.
•We developed an expectation of the real estate inventory valuation adjustment for homes that are not under sales contract and compared it to the recorded balance.
•We evaluated management’s ability to accurately forecast the internal projection price by comparing actual sales prices to management’s historical internal projection prices.
•With the assistance of our fair value specialists we:
◦Evaluated the appropriateness of the methodology utilized by management to estimate the internal projection price.
◦Developed a range of independent sales price estimates for a sample of individual homes using observable market data of actual sale transactions for comparable homes and compared those to management’s internal projection price.

/s/ Deloitte & Touche LLP
San Francisco, California
February 15, 2024
We have served as the Company’s auditor since 2015.

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

		December 31,
		2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$999	$1,137
Restricted cash		541	654
Marketable securities		69	144
Escrow receivable		9	30
Real estate inventory, net		1,775	4,460
Other current assets ($0 and $1 carried at fair value)		52	41
Total current assets		3,445	6,466
PROPERTY AND EQUIPMENT – Net		66	58
RIGHT OF USE ASSETS		25	41
GOODWILL		4	4
INTANGIBLES – Net		5	12
OTHER ASSETS		22	27
TOTAL ASSETS	(1)	$3,567	$6,608
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities		$64	$110
Non-recourse asset-backed debt - current portion		—	1,376
Interest payable		1	12
Lease liabilities – current portion		5	7
Total current liabilities		70	1,505
NON-RECOURSE ASSET-BACKED DEBT – Net of current portion		2,134	3,020
CONVERTIBLE SENIOR NOTES		376	959
LEASE LIABILITIES – Net of current portion		19	38
OTHER LIABILITIES		1	—
Total liabilities	(2)	2,600	5,522
COMMITMENTS AND CONTINGENCIES (See Note 17)
SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 3,000,000,000 shares authorized; 677,636,163 and 637,387,025 shares issued, respectively; 677,636,163 and 637,387,025 shares outstanding, respectively		—	—
Additional paid-in capital		4,301	4,148
Accumulated deficit		(3,333)	(3,058)
Accumulated other comprehensive loss		(1)	(4)
Total shareholders’ equity		967	1,086
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$3,567	$6,608
________________
(1)The Company’s consolidated assets at December 31, 2023 and 2022 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $530 and $636; Real estate inventory, net, $1,735 and $4,408; Escrow receivable, $8 and $29; Other current assets, $10 and $9; and Total assets of $2,283 and $5,082, respectively.
(2)The Company’s consolidated liabilities at December 31, 2023 and 2022 include the following liabilities for which the VIE creditors do not have recourse to Opendoor: Accounts payable and other accrued liabilities, $28 and $61; Interest payable, $1 and $11; Current portion of non-recourse asset-backed debt, $— and $1,376; Non-recourse asset-backed debt, net of current portion, $2,134 and $3,020; and Total liabilities, $2,163 and $4,468, respectively.
See accompanying notes to consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are presented in thousands, and per share amounts)

	Year Ended December 31,
	2023	2022	2021
REVENUE	$6,946	$15,567	$8,021
COST OF REVENUE	6,459	14,900	7,291
GROSS PROFIT	487	667	730
OPERATING EXPENSES:
Sales, marketing and operations	486	1,006	544
General and administrative	206	346	620
Technology and development	167	169	134
Goodwill impairment	—	60	—
Restructuring	14	17	—
Total operating expenses	873	1,598	1,298
LOSS FROM OPERATIONS	(386)	(931)	(568)
WARRANT FAIR VALUE ADJUSTMENT	—	—	12
GAIN (LOSS) ON EXTINGUISHMENT OF DEBT	216	(25)	—
INTEREST EXPENSE	(211)	(385)	(143)
OTHER INCOME (LOSS) – Net	107	(10)	38
LOSS BEFORE INCOME TAXES	(274)	(1,351)	(661)
INCOME TAX EXPENSE	(1)	(2)	(1)
NET LOSS	$(275)	$(1,353)	$(662)
Net loss per share attributable to common shareholders:
Basic	$(0.42)	$(2.16)	$(1.12)
Diluted	$(0.42)	$(2.16)	$(1.12)
Weighted-average shares outstanding:
Basic	657,111	627,105	592,574
Diluted	657,111	627,105	592,574
See accompanying notes to consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Year Ended December 31,
	2023	2022	2021
NET LOSS	$(275)	$(1,353)	$(662)
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on marketable securities	3	(2)	(2)
COMPREHENSIVE LOSS	$(272)	$(1,355)	$(664)
See accompanying notes to consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(In millions, except number of shares)

	Shareholders’ Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
	Shares	Amount
BALANCE-December 31, 2020	540,714,692	$—	$2,596	$(1,043)	$—	$1,553
Issuance of common stock in connection with the February 2021 Offering	32,817,421	—	857	—	—	857
Vesting of restricted shares	1,370,447	—	—	—	—	—
Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	24,004,565	—	—	—	—	—
Common stock issued upon exercise of warrants	8,200,151	—	58	—	—	58
Exercise of stock options	8,919,289	—	15	—	—	15
Purchases of Capped Calls related to the 2026 Notes	—	—	(119)	—	—	(119)
Stock-based compensation	—	—	548	—	—	548
Other comprehensive loss	—	—	—	—	(2)	(2)
Net loss	—	—	—	(662)	—	(662)
BALANCE–December 31, 2021	616,026,565	$—	$3,955	$(1,705)	$(2)	$2,248

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
(In millions, except number of shares)

	Shareholders’ Equity (Deficit)
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity (Deficit)
	Shares	Amount
BALANCE–December 31, 2021	616,026,565	$—	$3,955	$(1,705)	$(2)	$2,248
Vesting of restricted shares	628,193	—	—	—	—	—
Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	17,279,891	—	—	—	—	—
Exercise of stock options	2,958,586	—	4	—	—	4
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	493,790	—	2	—	—	2
Stock-based compensation	—	—	187	—	—	187
Other comprehensive loss	—	—	—	—	(2)	(2)
Net loss	—	—	—	(1,353)	—	(1,353)
BALANCE–December 31, 2022	637,387,025	$—	$4,148	$(3,058)	$(4)	$1,086
Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	35,562,197	—	(1)	—	—	(1)
Exercise of stock options	2,535,147	—	3	—	—	3
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	2,151,794	—	2	—	—	2
Stock-based compensation	—	—	149	—	—	149
Other comprehensive income	—	—	—	—	3	3
Net loss	—	—	—	(275)	—	(275)
BALANCE–December 31, 2023	677,636,163	$—	$4,301	$(3,333)	$(1)	$967
See accompanying notes to consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(275)	$(1,353)	$(662)
Adjustments to reconcile net loss to cash, cash equivalents, and restricted cash provided by (used in) operating activities:
Depreciation and amortization	65	83	47
Amortization of right of use asset	7	7	8
Stock-based compensation	126	171	536
Warrant fair value adjustment	—	—	(12)
Inventory valuation adjustment	65	737	56
Goodwill impairment	—	60	—
Changes in fair value of equity securities	1	35	(35)
Other	13	(1)	(9)
Origination of mortgage loans held for sale	—	(118)	(196)
Proceeds from sale and principal collections of mortgage loans held for sale	1	128	197
(Gain) loss on early extinguishment of debt	(216)	25	—
Changes in operating assets and liabilities:
Escrow receivable	21	54	(83)
Real estate inventory	2,613	896	(5,656)
Other assets	(19)	37	(52)
Accounts payable and other accrued liabilities	(38)	(25)	76
Interest payable	(10)	2	4
Lease liabilities	(10)	(8)	(13)
Net cash provided by (used in) operating activities	2,344	730	(5,794)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(37)	(37)	(33)
Purchase of intangible assets	—	—	(1)
Purchase of marketable securities	—	(28)	(486)
Proceeds from sales, maturities, redemptions and paydowns of marketable securities	80	328	92
Purchase of non-marketable equity securities	—	(25)	(15)
Proceeds from sale of non-marketable equity securities	1	3	—
Capital returns from non-marketable equity securities	—	3	—
Acquisitions, net of cash acquired	—	(10)	(33)
Net cash provided by (used in) investing activities	44	234	(476)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	—	953
Repurchase of convertible senior notes	(362)	—	—
Purchase of capped calls related to the convertible senior notes	—	—	(119)
Proceeds from exercise of stock options	3	4	15
Proceeds from issuance of common stock for ESPP	2	2	—
Proceeds from warrant exercise	—	—	22
Proceeds from the February 2021 Offering	—	—	886
Issuance cost of common stock	—	—	(29)
Proceeds from non-recourse asset-backed debt	238	10,108	11,499
Principal payments on non-recourse asset-backed debt	(2,515)	(11,822)	(5,838)
Proceeds from other secured borrowings	—	114	192
Principal payments on other secured borrowings	—	(121)	(192)
Payment of loan origination fees and debt issuance costs	(1)	(26)	(47)
Payment for early extinguishment of debt	(4)	(10)	—
Net cash (used in) provided by financing activities	(2,639)	(1,751)	7,342
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(251)	(787)	1,072
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – Beginning of year	1,791	2,578	1,506
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of year	$1,540	$1,791	$2,578
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid during the period for interest	$203	$355	$122

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Stock-based compensation expense capitalized for internally developed software	$23	$16	$12
Issuance of common stock in extinguishment of warrant liabilities	$—	$—	$(35)
RECONCILIATION TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$999	$1,137	$1,731
Restricted cash	541	654	847
Cash, cash equivalents, and restricted cash	$1,540	$1,791	$2,578
See accompanying notes to consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)

1.DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES
Description of Business
Opendoor Technologies Inc. (the “Company” and “Opendoor”) including its consolidated subsidiaries and certain variable interest entities (“VIEs”), is a managed marketplace for residential real estate. By leveraging its centralized digital platform, Opendoor is working towards a future that enables sellers and buyers of residential real estate to experience a simple and certain transaction that is dramatically improved from the traditional process. The Company was incorporated in Delaware on December 30, 2013.
The Company was formed through a business combination with Social Capital Hedosophia Holdings Corp. II (“SCH”), a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Business Combination, pursuant to which Opendoor Labs Inc. became a wholly owned subsidiary of SCH and SCH changed its name from “Social Capital Hedosophia Holdings Corp. II” to “Opendoor Technologies Inc.”, was completed on December 18, 2020 (the “Closing”), and was accounted for as a reverse recapitalization, in accordance with GAAP.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared pursuant to generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements as of December 31, 2023 and 2022 and for the years ended December 31, 2023, 2022 and 2021 include the accounts of Opendoor, its wholly owned subsidiaries and VIEs where the Company is the primary beneficiary. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements herein. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.
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
Significant Risks and Uncertainties
The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, the Company believes that changes in any of the following areas could have a significant negative effect on the Company in terms of its future financial position, results of operations or cash flows: its rates of revenue growth; its ability to manage inventory; engagement and usage of its products; the effectiveness of its investment of resources to pursue strategies; competition in its market; the stability of the residential real estate market; the impact of interest rate changes on demand for and pricing of its products and on the cost of capital; changes in technology, products, markets or services by the Company or its competitors; its ability to maintain or establish relationships with listings and data providers; its ability to obtain or maintain licenses and permits to support its current and future businesses; actual or anticipated changes to its products and services; changes in government regulation affecting its business; the outcomes of legal proceedings; natural disasters and catastrophic events, such as pandemics or epidemics (including any future resurgence of COVID-19 or its variants); scaling and adaptation of existing technology and network infrastructure; its management of its growth; its ability to attract and retain qualified employees and

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
key personnel; its ability to successfully integrate and realize the benefits of its past or future strategic acquisitions or investments; the protection of customers’ information and other privacy concerns; the protection of its brand and intellectual property; and intellectual property infringement and other claims, among other things.
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
Segment Reporting
For the years ended December 31, 2023, 2022, and 2021, the Company was managed as a single operating segment on a consolidated basis. Furthermore, the Company determined that the Chief Executive Officer is the Chief Operating Decision Maker (“CODM”) as the CEO is responsible for making decisions regarding the allocation of resources and assessing performance, as well as for strategic operational decisions and managing the organization at a consolidated level.
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
Restricted Cash
Restricted cash consists primarily of funds held in operating, collection, disbursement and reserve accounts related to the Company’s credit facilities and entities established for such credit facilities. The use of the restricted cash balance related to the Company’s credit facilities are constrained by contract to purchasing real estate inventory and certain related activities. In addition, the Company is required to maintain letters of credit and a time deposit account for certain of the Company’s office leases. See “Note 5 — Credit Facilities and Long-Term Debt” for further discussion.
Investments
Marketable Securities
Marketable equity securities are publicly traded and have readily determinable fair values with changes in fair value recorded in Other (loss) income-net. The Company’s investments in marketable securities consist of debt securities classified as available-for-sale as well as marketable equity securities. The Company’s available-for-sale debt securities are measured at fair value with unrealized gains and losses included in Accumulated other comprehensive loss in shareholders’ equity and realized gains and losses included in Other income (loss)-net.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
Realized and unrealized gains and losses or the Company's share of the investee's earnings or losses on non-marketable equity securities, including impairment losses, are recognized in Other income (loss)-net. Any dividends on equity method investments are recognized as a reduction of the investment's carrying value. Non-marketable equity securities and equity method investments are reported in Other assets.
The Company assesses whether an impairment loss on its non-marketable equity securities has occurred due to declines in fair value or other market conditions. When the fair value of an equity method investment is less than its carrying value, the Company writes down the investment to fair value when the decline in value is considered to be other than temporary. When the fair value of an investment accounted for using the measurement alternative is less than its carrying value, the Company writes down the investment to its fair value, without the consideration of recovery. See “Note 3 — Cash, Cash Equivalents, and Investments” for further discussion.
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
Mortgage Loans Held for Sale Pledged under Agreements to Repurchase
Mortgage loans held for sale pledged under agreements to repurchase (“MLHFS”) include residential mortgages originated for sale in the secondary markets on a best-effort basis. The Company has elected the fair value option for all MLHFS (see “Note 6 — Fair Value Disclosures”). This option allows for the Company to better offset changes in the fair value of MLHFS with derivatives used to economically hedge them when the Company moves away from selling on a best-effort basis, without applying hedge accounting. MLHFS are recorded at fair value based on sales commitments. MLHFS are transferred from the Company to the counterparty pursuant to a master repurchase agreement, which is treated as a secured borrowing; this treatment requires that the assets transferred remain on the Company’s balance sheet and measured as if the transfer did not take place.
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
Escrow Receivable
Escrow receivable consists of proceeds from home resale held in escrow prior to such proceeds being remitted to the Company. The Company reviews the need for an allowance for credit losses quarterly based on historical collections experience, among other factors. As of December 31, 2023 and 2022, the Company did not record an allowance for credit losses and for the years ended December 31, 2023, 2022 and 2021, the Company did not have any material write-offs.
No customers accounted for 10% or more of the Company’s Escrow Receivable as of December 31, 2023 or 2022, respectively.
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
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment and definite-lived intangible assets, among other long-lived assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. The impairment loss recognized for the years ended December 31, 2023, 2022, and 2021 is related to abandonment of property and equipment, impairment and abandonment of certain internally developed software projects, and sublease of certain right of use assets. The impairment loss recognized during the periods presented is as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
General and administrative	$1	$—	$1
Technology and development	9	3	3
Total impairment loss	$10	$3	$4
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
No customers generated 10% or more of the Company’s total revenue in the years ended December 31, 2023, 2022 or 2021.
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
Advertising costs are expensed as incurred. For the years ended December 31, 2023, 2022, and 2021, expenses attributable to advertising totaled $75 million, $200 million, and $123 million, respectively.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
Recently Issued Accounting Standards
Recently Adopted Accounting Standards
In July 2023, the FASB issued ASU 2023-03 which amends various paragraphs in the Accounting Standards Codification pursuant to the issuance of Commission Staff Bulletin No. 120. These updates were effective immediately and did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
In October 2023, the FASB issued ASU 2023-06 which is intended to clarify or improve disclosure and presentation requirements of a variety of topics. It will allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements and align the requirements in the FASB accounting standard codification with the SEC's regulations. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, or if the SEC has not removed the applicable disclosure requirement by June 30, 2027, the amendment will not be effective for any entity. Early adoption is prohibited. The Company is currently assessing the impact on the Company's disclosures.
In November 2023, the FASB issued ASU 2023-07, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and retrospective application to all prior periods presented in the financials is required. The Company is currently assessing the impact on the Company's consolidated financial statements and disclosures.
In December 2023, the FASB issued ASU 2023-09, which expands income tax disclosure requirements to include additional information related to the rate reconciliation of effective tax rates to statutory rates as well as additional disaggregation of taxes paid. This guidance is effective for fiscal years beginning after December 15, 2024, and early adoption is permitted. The Company is currently assessing the impact on the Company's disclosures.
2.REAL ESTATE INVENTORY
The following table presents the components of inventory, net of applicable inventory valuation adjustments of $27 million and $459 million as of December 31, 2023 and 2022, respectively (in millions):

	December 31, 2023	December 31, 2022
Work-in-progress	$640	$891
Finished goods:
Listed for sale	882	2,788
Under contract for sale	253	781
Total real estate inventory	$1,775	$4,460
As of December 31, 2023, the Company was in contract to purchase 2,114 homes for an aggregate purchase price of $653 million.
During the years ended December 31, 2023, 2022, and 2021, the Company recorded inventory valuation adjustments for real estate inventory of $65 million, $737 million, and $56 million, respectively, in Cost of revenue in the consolidated statements of operations.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
3.CASH, CASH EQUIVALENTS, AND INVESTMENTS
The amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents, and marketable securities as of December 31, 2023 and 2022, are as follows (in millions):

	December 31, 2023
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$63	$—	$—	$63	$63	$—
Money market funds	936	—	—	936	936	—
Corporate debt securities	55	—	(1)	54	—	54
Equity securities	15	—	—	15	—	15
Total	$1,069	$—	$(1)	$1,068	$999	$69

	December 31, 2022
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$422	$—	$—	$422	$422	$—
Money market funds	715	—	—	715	715	—
Corporate debt securities	126	—	(4)	122	—	122
Equity securities	11	—	—	11	—	11
Certificates of deposit	9	—	—	9	—	9
Asset-backed securities	2	—	—	2	—	2
Total	$1,285	$—	$(4)	$1,281	$1,137	$144
During the years ended December 31, 2023 and 2022, the Company recognized $4 million and $(35) million of net unrealized gains (losses), respectively, in the consolidated statements of operations related to marketable equity securities.
A summary of debt securities with unrealized losses aggregated by period of continuous unrealized loss is as follows (in millions):

	Less than 12 Months		12 Months or Greater		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$—	$—	$54	$(1)	$54	$(1)
Total	$—	$—	$54	$(1)	$54	$(1)

	Less than 12 Months		12 Months or Greater		Total
December 31, 2022	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$5	$—	$117	$(4)	$122	$(4)
Certificates of deposit	6	—	—	—	6	—
Asset-backed securities	—	—	2	—	2	—
Total	$11	$—	$119	$(4)	$130	$(4)
Net unrealized losses of the Company's available-for-sale debt securities as of December 31, 2023 and 2022 were $1 million and $4 million, respectively. These unrealized losses are associated with the Company’s investments in corporate debt securities and were due to interest rate increases, and not credit-related events. The Company does not expect to be required to sell the investments before recovery of the amortized cost bases. As such, no allowance for credit losses is required as of December 31, 2023 or 2022.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
The scheduled contractual maturities of debt securities as of December 31, 2023 are as follows (in millions):

December 31, 2023	Fair Value	Within 1 Year	After 1 Year through 5 Years
Corporate-debt securities	$54	$54	$—
Total	$54	$54	$—
A summary of non-marketable equity securities and equity method investment balances as of December 31, 2023 and 2022 are as follows (in millions):

	December 31, 2023	December 31, 2022
Equity method investments	$20	$20
Non-marketable equity securities	—	5
Total	$20	$25
During the year-ended December 31, 2023, the Company recognized $5 million of net unrealized losses in the consolidated statements of operations related to non-marketable equity securities held as of December 31, 2023. No unrealized losses were recognized during the year-ended December 31, 2022 in the consolidated statements of operations related to non-marketable equity securities held as of December 31, 2022.
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
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as of December 31, 2023 and 2022 (in millions):

	December 31, 2023	December 31, 2022
Assets
Restricted cash	$530	$636
Real estate inventory, net	1,735	4,408
Other(1)	18	38
Total assets	$2,283	$5,082
Liabilities
Non-recourse asset-backed debt	$2,134	$4,396
Other(2)	29	72
Total liabilities	$2,163	$4,468
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
5.CREDIT FACILITIES AND LONG-TERM DEBT
The following tables summarize certain details related to the Company's credit facilities and long-term debt as of December 31, 2023 and 2022 (in millions, except interest rates):

		Outstanding Amount
December 31, 2023	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$—	$—	7.49%	June 30, 2025	June 30, 2025
Revolving Facility 2018-3	1,000	—	—	6.82%	September 29, 2026	September 29, 2026
Revolving Facility 2019-1	300	—	—	7.34%	August 15, 2025	August 15, 2025
Revolving Facility 2019-2	550	—	—	6.83%	October 3, 2025	October 2, 2026
Revolving Facility 2019-3	925	—	—	—%	April 5, 2024	April 4, 2025
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	100	—	100	3.48%	January 2, 2025	April 1, 2025
Term Debt Facility 2021-S2	400	—	300	3.20%	September 10, 2025	March 10, 2026
Term Debt Facility 2021-S3	1,000	—	750	3.75%	January 31, 2027	July 31, 2027
Term Debt Facility 2022-S1	250	—	250	4.07%	March 1, 2025	September 1, 2025
Total	$5,525	$—	$1,400
Issuance Costs		—	(12)
Carrying Value		$—	$1,388

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	$2,100	$—	$600	10.00%	April 1, 2025	April 1, 2026
Term Debt Facility 2022-M1	500	—	150	10.00%	September 15, 2025	September 15, 2026
Total	$2,600	$—	$750
Issuance Costs			(4)
Carrying Value			$746

Total Non-Recourse Asset-backed Debt	$8,125	$—	$2,134

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)

	Outstanding Amount
December 31, 2022	Current	Non-Current	Weighted Average Interest Rate
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	472	—	4.86%
Revolving Facility 2018-3	194	—	3.98%
Revolving Facility 2019-1	55	—	4.41%
Revolving Facility 2019-2	167	—	3.92%
Revolving Facility 2019-3	—	—	3.86%
Revolving Facility 2022-1	289	—	8.15%
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	—	400	3.48%
Term Debt Facility 2021-S2	—	500	3.20%
Term Debt Facility 2021-S3	—	750	3.75%
Term Debt Facility 2022-S1	—	250	4.07%
Term Debt Facility 2022-S2	200	—	8.48%
Total	$1,377	$1,900
Issuance Costs	(1)	(17)
Carrying Value	$1,376	$1,883

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	—	1,000	10.00%
Term Debt Facility 2022-M1	—	150	10.00%
Total	$—	$1,150
Issuance Costs		(13)
Carrying Value		$1,137

Total Non-Recourse Asset-backed Debt	$1,376	$3,020
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
As of December 31, 2023, the Company had total borrowing capacity with respect to its non-recourse asset-backed debt of $8.1 billion. Borrowing capacity amounts under non-recourse asset-backed debt as reflected in the table above are in some cases not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. Any amounts repaid for senior term and mezzanine term debt facilities reduce total borrowing capacity as repaid amounts are not available to be reborrowed. As of December 31, 2023, the Company had committed borrowing capacity with respect to the Company’s non-recourse asset backed debt of $2.8 billion; this committed borrowing capacity is comprised of $650 million for senior revolving credit facilities, $1.4 billion for senior term debt facilities, and $750 million for mezzanine term debt facilities.
The Company recognized $9 million and $25 million in loss on extinguishment of debt on the consolidated statement of operations for the years ended December 31, 2023 and December 31, 2022, respectively, related to the Company’s voluntary

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
partial early repayment of non-recourse asset-backed term debt facilities. The loss on extinguishment of debt for the year ended December 31, 2023 was comprised of $4 million in pre-payment fees and $5 million in write-offs of associated deferred costs that were previously capitalized. The loss on extinguishment of debt for the year ended December 31, 2022 was comprised of $10 million in prepayment fees and $15 million in write offs of associated unamortized deferred costs that were previously capitalized.
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
Borrowings under the senior revolving credit facilities accrued interest at various floating rates based on a London Interbank Offered Rate (“LIBOR”) for certain periods prior to November 2022 or a secured overnight financing rate (“SOFR”), plus a margin that varies by facility. Effective November 2022, all such floating rates were based on SOFR. The Company may also pay fees on certain unused portions of committed borrowing capacity. The Company’s senior revolving credit facility arrangements typically include upfront fees that may be paid at execution of the applicable agreements or be earned at execution and payable over time. These facilities are generally fully prepayable at any time without penalty other than customary breakage costs.
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
The terms of these inventory financing facilities and related financing documents require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). Certain of these financial covenants are calculated by reference to Opendoor Labs Inc. and its consolidated subsidiaries’ assets and liabilities. As a result, under certain circumstances, this may limit our flexibility to transfer assets from Opendoor subsidiaries to the Parent Company. At December 31, 2023 and December 31, 2022, $275 million and $565 million, respectively, of the Company's net assets are restricted as they reflect minimum net asset requirements at Opendoor Labs Inc. As of December 31, 2023, the Company was in compliance with all financial covenants and no event of default had occurred.
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
Convertible Senior Notes
In August 2021, the Company issued the 2026 Notes with an aggregate principal amount of $978 million. The tables below summarizes certain details related to the 2026 Notes (in millions, except interest rates):

December 31, 2023	Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2026 Notes	$381	$(5)	$376

December 31, 2023	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	Semi-Annual Interest Payment Dates	Conversion Rate	Conversion Price
2026 Notes	August 15, 2026	0.25%	0.78%	February 15; August 15	51.9926	$19.23
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
During the year ended December 31, 2023, the Company entered into separate, privately negotiated transactions to repurchase a portion of the outstanding 2026 Notes (“Repurchased 2026 Notes”). The holders of the Repurchased 2026 Notes exchanged $597 million in aggregate principal amount for aggregate payments of $360 million in cash for full settlement of the principal value and accrued interest on such date. The Company accounted for the repurchase as a debt extinguishment. Accordingly, the Company: (i) reduced the carrying value of the Repurchased 2026 Notes by $597 million, (ii) reduced outstanding deferred issuance costs by $10 million, (iii) incurred fees of $2 million and (iv) recorded $225 million of gain on debt extinguishment. The Company elected to leave the Capped Calls associated with the Repurchased 2026 Notes outstanding.
For the year ended December 31, 2023, total interest expense on the Company's convertible senior notes was $5 million, with coupon interest of $2 million and amortization of debt issuance costs of $3 million.
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

December 31, 2023	Balance at Fair Value	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$54	$—	$54	$—
Equity securities	15	15	—	—
Total assets	$69	$15	$54	$—

December 31, 2022	Balance at Fair Value	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$122	$—	$122	$—
Equity securities	11	11	—	—
Certificates of deposit	9	—	9	—
Asset-backed securities	2	—	2	—
Other current assets:
Mortgage loans held for sale	1	—	1	—
Total assets	$145	$11	$134	$—
Fair Value of Financial Instruments
The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis (in millions).

	December 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$999	$999	$999	$—
Restricted cash	541	541	541	—
Liabilities:
Non-recourse asset-backed debt	$2,134	$2,150	$—	$2,150
Convertible senior notes	376	296	—	296

	December 31, 2022
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$1,137	$1,137	$1,137	$—
Restricted cash	654	654	654	—
Liabilities:
Non-recourse asset-backed debt	$4,396	$4,427	$—	$4,427
Convertible senior notes	959	391	—	391

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
7.PROPERTY AND EQUIPMENT
Property and equipment as of December 31, 2023 and 2022, consisted of the following (in millions):

	2023	2022
Internally developed software	$124	$105
Security systems	19	18
Computers	12	13
Software implementation costs	4	4
Office equipment	3	3
Furniture and fixtures	2	3
Leasehold improvements	2	2
Total	166	148
Accumulated depreciation and amortization	(100)	(90)
Property and equipment – net	$66	$58
Depreciation and amortization expense of $38 million, $37 million, and $27 million was recorded for the years ended December 31, 2023, 2022 and 2021, respectively.
8.LEASES
The Company leases office space throughout the United States under operating and short-term lease agreements. These lease agreements have terms not exceeding 11 years and some contain multi-year renewal options or early termination options that are not considered reasonably certain of exercise except as discussed below. The Company also leases equipment under immaterial finance lease agreements.
Components of lease costs for the years ended the December 31, 2023, 2022, and 2021, are as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$11	$11	$12
Variable lease cost	1	—	1
Short-term lease cost	1	1	—
Sublease income	(2)	(1)	(1)
Net lease cost	$11	$11	$12
The following table present supplemental lease information (in millions):

December 31,	2023	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$(14)	$(11)	$(10)
Right-of-use assets obtained in exchange for new or acquired lease liabilities	$1	$5	$—
In May 2023, the Company amended its Tempe, Arizona office lease to partially terminate the Company’s obligation with respect to a portion of the leased premises (“Partial Lease Termination”). The Partial Lease Termination resulted in a decrease of undiscounted, future lease payments of $19 million. As a result of the Partial Lease Termination, the Company remeasured its operating lease liabilities and recorded a decrease of $10 million to reflect the reduced lease payments and termination penalties. The Company also recorded a decrease to right-of-use assets of $9 million based on the proportionate decrease in the right-of-use asset, which resulted in a gain of $1 million recognized in general and administrative expense on the consolidated statements of operations for the year ended December 31, 2023.

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
The weighted average lease term and the weighted average discount rate are as follows:

December 31,	2023	2022
Weighted average remaining lease term for operating leases (in years)	5.8	6.6
Weighted average discount rate for operating leases	11.8%	9.9%
Maturity of operating lease liabilities as of December 31, 2023 are as follows (in millions):

2024	$8
2025	5
2026	4
2027	4
2028	5
Thereafter	8
Total undiscounted future cash flows	$34
Less: Imputed interest	10
Total lease liabilities	$24
9.GOODWILL AND INTANGIBLE ASSETS
For the year ended December 31, 2023 there were no additions to goodwill. For the year ended December 31, 2022 the carrying amount of goodwill increased by $4 million due to acquisitions. For more information on significant acquisitions, refer to “Note 16 — Business Acquisitions”.
During the fourth quarter of 2022, the market price of our common stock declined significantly. As such, the Company determined that an indicator of potential impairment existed and decided to perform an interim quantitative test for goodwill impairment. Based on the quantitative analysis, the Company recorded a goodwill impairment charge of $60 million for the year ended December 31, 2022. There was no impairment of goodwill identified for the years ended December 31, 2023 and December 31, 2021.
Intangible assets subject to amortization consisted of the following as of December 31, 2023 and 2022, respectively (in millions, except years):

December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Developed technology	$17	$(13)	$4	0.8
Customer relationships	7	(6)	1	0.7
Trademarks	5	(5)	—	0.7
Intangible assets – net	$29	$(24)	$5

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)

December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Developed technology	$17	$(9)	$8	1.8
Customer relationships	7	(5)	2	1.7
Trademarks	5	(3)	2	1.7
Intangible assets – net	$29	$(17)	$12
Amortization expense for intangible assets was $7 million, $9 million, and $4 million for the years ended December 31, 2023, 2022, and 2021, respectively.
As of December 31, 2023, expected amortization of intangible assets is as follows (in millions):

Fiscal Years
2024	$5
Total	$5
10.ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of December 31, 2023 and 2022, consisted of the following:

	2023	2022
Accrued expenses due to vendors	$34	$47
Accrued payroll and other employee related expenses	18	21
Accrued property and franchise taxes	7	29
Accounts payable due to vendors	2	5
Other	3	8
Total accounts payable and other accrued liabilities	$64	$110
11.SHAREHOLDERS’ EQUITY
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

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
Immediately prior to the Business Combination, all shares of the Company’s outstanding Preferred Stock converted into a total of 195 million shares of Opendoor Labs Inc. common stock on a one-for-one basis. Upon the Closing, Opendoor Labs Inc. common stock converted to Opendoor Technologies Inc. common stock with the application of the Exchange Ratio.
Preferred Stock
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 100,000,000 shares of preferred stock having a par value of $0.0001 per share (“Opendoor Technologies Preferred Stock”). The Company’s board of directors has the authority to issue Opendoor Technologies Preferred Stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of those shares. As of December 31, 2023, there were no shares of Opendoor Technologies Preferred Stock issued and outstanding.
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
12.SHARE-BASED AWARDS
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
2020 Equity Incentive Plans
In connection with the close of the Business Combination, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan”) under which 43,508,048 shares of common stock were initially reserved for issuance. The 2020 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other stock or cash based awards. The number of shares of the Company’s common stock available for issuance under the 2020 Plan automatically increases on the first day of each calendar year, beginning January 1, 2022 and ending on and including January 1, 2030, by the lesser of (a) a number equal to the excess (if any) of (1) 5% of the aggregate number of shares of common Stock outstanding on the final day of the immediately preceding calendar year over (2) the number of shares of common Stock then reserved for issuance under the 2020 Plan as of such date, and (b) such smaller number of shares determined by the Company’s board of directors. Pursuant to this automatic increase provision, as of December 31, 2023, 93,166,834 shares of common stock are reserved for issuance under the 2020 Plan.
In connection with the close of the Business Combination, the Company’s board of directors approved the 2020 Employee Stock Purchase Plan (“ESPP”), which was last amended on February 8, 2023. There are 5,438,506 shares of common stock initially reserved for issuance under the ESPP. The number of shares of the Company’s common stock available for issuance under the ESPP automatically increases on the first day of each calendar year, beginning January 1, 2022 and ending on and including January 1, 2030, by the lesser of (a) 1% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year and (b) such number of shares as is determined by the Company’s board of directors; provided that, no more than 54,385,060 shares may be issued under the ESPP. Pursuant to this automatic increase provision, as of December 31, 2023, 17,973,904 shares of common stock are reserved for issuance under the ESPP. For the

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
twelve months ended December 31, 2023 and December 31, 2022, shares issued under the ESPP were 2,151,794 at a weighted average price of $1.16 per share and 493,790 at a weighted average price of $3.68, respectively.
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
A summary of the stock option activity for the year ended December 31, 2023, is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance – December 31, 2022	10,712	$2.13	3.5	$1
Granted	—	—
Exercised	(2,535)	1.07
Expired	(357)	2.87
Balance – December 31, 2023	7,820	2.44	3.3	$16
Exercisable – December 31, 2023	7,820	2.44	3.3	$16
Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The total intrinsic value of options exercised for the years ended December 31, 2023, 2022, and 2021, was $3 million, $20 million, and $144 million, respectively.
The weighted-average grant date fair value per option granted for the year ended December 31, 2021 was $10.18.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
A summary of the RSU activity for the year ended December 31, 2023, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested and outstanding – December 31, 2022	54,547	$10.29
Granted	56,065	2.12
Vested	(35,776)	5.05
Forfeited	(13,940)	11.02
Unvested and outstanding – December 31, 2023	60,896	$4.05
The total fair value of RSUs vested for the years ended December 31, 2023, 2022 and 2021was $112 million, $98 million, and $599 million, respectively.
Restricted Shares
The Company has granted Restricted Shares to certain continuing employees, primarily in connection with acquisitions. The Restricted Shares vest upon satisfaction of a service condition, which generally ranges from three to four years.
There were no Restricted Shares as of December 31, 2023. The total fair value of Restricted Shares vested for the years ended December 31, 2022, and December 31, 2021 was $1 million and $21 million, respectively.
ESPP
The first offering period for the Company's 2020 ESPP began on March 1, 2022. The ESPP, pursuant to Internal Revenue Code Section 423, allows eligible participants to purchase shares using payroll deductions of up to 15% of their total compensation, subject to a $25,000 calendar year limitation on contributions. Prior to March 2023, the Company limited the maximum number of shares to be purchased in an offering period to 1,000 shares per employee, and each offering period was six months in duration. Beginning in March 2023, the maximum number of shares to be purchased in an offering period was increased to 10,000 shares per employee, 5,000 per purchase period, and each offering period is 12 months in duration, with two 6-month purchase periods. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount on the lower price of either (i) the offer period start date or (ii) the purchase date. The ESPP also includes a reset provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date. ESPP employee payroll contributions withheld as of December 31, 2023 were $2 million and are included within Accounts payable and other accrued liabilities in the consolidated balance sheets. Payroll contributions withheld as of December 31, 2023 will be used to purchase shares at the end of the current ESPP purchase period ending on February 29, 2024.
The fair value of ESPP purchase rights is estimated at the date of grant using the Black-Scholes option-pricing valuation model. The following assumptions were applied in the model to estimate the grant-date fair value of the ESPP.

	Year Ended December 31, 2023	Year Ended December 31, 2022
Fair value	$0.64 - $2.13	$1.78- $3.55
Volatility	101.8% - 119.1%	94.5% - 101.4%
Risk-free rate	5.06% - 5.47%	0.60%- 3.34%
Expected life (in years)	0.5 - 1.0	0.5
Expected dividend	$—	$—
The Company recognized stock-based compensation expense related to the ESPP of $2 million during the year ended December 31, 2023. As of December 31, 2023, total estimated unrecognized compensation expense related to the ESPP was $1.0 million. The unamortized compensation costs are expected to be recognized over the remaining term of the offering period of 0.4 years.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
Stock-based compensation expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function as presented in the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021, as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
General and administrative	$63	$109	$463
Sales, marketing and operations	16	18	13
Technology and development	47	44	60
Total stock-based compensation expense	$126	$171	$536
The Company recognized $(4) million, $(13) million, $290 million of compensation expense during the years ended December 31, 2023, 2022, and 2021 respectively, related to all market condition awards outstanding. In December 2022, Eric Wu resigned as CEO of Opendoor, resulting in a $57 million reversal of stock-based compensation expense related to his market condition awards. In June 2021, the market condition for two market condition awards was satisfied, which resulted in the accelerated recognition of $2.0 million of stock-based compensation expense in the year ended December 31, 2021. During the years ended December 31, 2023 and December 31, 2022, no market conditions were satisfied.
As of December 31, 2023, there was $209 million of unamortized stock-based compensation costs related to unvested RSUs. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 1.8 years.
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
The Company recorded a decrease to the Warrant fair value adjustment of $(12) million for the change in fair value of the Sponsor Warrants for the year ended December 31, 2021.
Marketing Warrants
On July 28, 2022, the Company entered into a warrant agreement with Zillow, Inc. (“Zillow”) in connection with a partnership arrangement that allows for Zillow to purchase up to 6 million shares of common stock that will vest in tranches (each, a “Tranche”) upon Zillow providing resale marketing services to the Company. Each Tranche will have an exercise price per share equal to the 30-day trailing volume weighted average price per share of Opendoor Common Stock (“VWAP”) prior to the vesting date of that Tranche, subject to a $15 floor and $30 cap per share. After a Tranche has vested, the Tranche can be exercised via a cash payment or a cashless exercise; provided that the Company has the option to cash settle any exercise. The warrant expires in July 2027, subject to extension for an additional Tranche and early termination under limited circumstances. Zillow began providing marketing services under the partnership arrangement in March 2023. As of December 31, 2023, no warrant shares had vested.
14.INCOME TAXES
Income before income taxes consisted of losses from domestic operations of $274 million, $1.4 billion, and $661 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The following table summarizes the components of the Company’s provision for income taxes for the periods presented (in millions):

	Year Ended December 31,
	2023	2022	2021
Current income tax expense:
Federal	$—	$—	$—
State	1	2	1
Total current income tax expense	1	2	1
Income Tax Provision	$1	$2	$1
For the years ended December 31, 2023, 2022, and 2021, the Company did not record any deferred federal and state income tax expense or benefit due to the full valuation allowance. Additionally, the Company’s foreign current and deferred expense or benefit was immaterial.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
Effective Tax Rate
The following table presents a reconciliation of the U.S. federal statutory income tax rates to the Company’s effective income tax rate for the periods presented:

	Year Ended December 31,
	2023	2022	2021
U. S. Federal tax benefit at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	5.8	2.7	3.4
Non-deductible expenses and other	(1.1)	(1.2)	(0.4)
Non-deductible warrant expenses	—	—	0.4
Share-based compensation	(6.6)	(1.7)	7.0
Deduction limitation on executive compensation	(0.5)	(0.3)	(14.1)
Change in valuation allowance, net	(20.6)	(21.4)	(19.5)
Research and development credits	1.5	0.5	2.0
Effective tax rate	(0.5)%	(0.4)%	(0.2)%
For the years ended December 31, 2023, 2022 and 2021, the Company’s effective tax rate differs from the amount computed by applying the U.S. federal statutory and state income tax rates to net loss before income tax, primarily as the result of state income taxes, stock-based compensation / deduction limitation on executive compensation, and changes in the Company’s valuation allowance.
Deferred Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022, are as follows (in millions):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Accruals and reserves	$17	$128
Inventory	31	34
Tax credits	47	41
Lease Liabilities	6	11
Section 174 capitalization	81	50
Goodwill	8	8
Net operating loss	541	404
Total deferred tax assets	731	676
Less: Valuation allowance	(718)	(664)
Deferred tax assets, net of valuation allowance	13	12
Deferred tax liabilities:
Depreciation and amortization	(7)	(2)
Right-of-use assets	(6)	(10)
Deferred tax liabilities	(13)	(12)
Net deferred tax assets and liabilities	$—	$—
A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized in a particular tax jurisdiction. All available evidence, both positive

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset. Due to the losses the Company generated in the current and prior years, the Company believes it is not more likely than not that all of the deferred tax assets can be realized. Accordingly, the Company established and recorded a full valuation allowance on its net deferred tax assets of $718 million as of December 31, 2023 and a full valuation allowance on its net deferred tax assets of $664 million as of December 31, 2022. The valuation allowance increased by $54 million and $288 million for 2023 and 2022, respectively primarily as a result of current year losses offset with deductibility of accrual / reserves.
As of December 31, 2023, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $2.2 billion and $1.7 billion, respectively, which will each begin to expire in 2034 if not utilized. For NOLs arising after December 31, 2017, the Tax Cuts and Jobs Act of 2017 limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income and can be carried forward indefinitely (carryback is generally prohibited). In the Company’s case, as of December 31, 2023, $2.1 billion of US. federal NOLs and $517 million of state NOLs have an unlimited carryover period. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a two-year carryback and twenty-year carryforward period. Additionally, as of December 31, 2023, the Company had U.S. federal research tax credit carryforwards of $45 million that begin to expire in 2034. The Company also had state research tax credit carryforwards of $29 million with an indefinite carryforward period.
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
Unrecognized Tax Benefits
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

	Year Ended December 31,
	2023	2022	2021
Unrecognized tax benefits as of the beginning of the year	$20	$15	$6
Increase related to current year tax provisions	2	5	9
Unrecognized tax benefits as of the end of the year	$22	$20	$15
Due to the full valuation allowance at December 31, 2023, current adjustments to the unrecognized tax benefit will have no impact on the Company’s effective income tax rate. There would be an impact of $22 million to the effective tax rate if adjustments are made after the valuation allowance is released. The Company does not anticipate any significant change in its uncertain tax positions within 12 months of this reporting date.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s consolidated balance sheets. To date, the Company has not recognized any interest and penalties in its consolidated statements of operations, nor has it accrued for or made payments for interest and penalties. The Company is subject to federal and state income taxes in the United States, and foreign income taxes in Canada and India. Due to the history of net operating losses, the Company is subject to U.S. federal, state and local examinations by tax authorities for all years since incorporation but as of December 31, 2023 are not currently under any audits.
The Company has not provided U.S. income or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2023, because it intends to permanently reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability will be immaterial, due to the participation exemption put in place under the Tax Act.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
15.NET LOSS PER SHARE
Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. During the periods when there is a net loss, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. No dividends were declared or paid for the years ended December 31, 2023, 2022, or 2021.
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
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders for the years ended December 31, 2023, 2022, and 2021 (in millions, except share amounts which are presented in thousands, and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Basic and diluted net loss per share:
Numerator:
Net loss	$(275)	$(1,353)	$(662)
Denominator:
Weighted average shares outstanding – basic and diluted	657,111	627,105	592,574
Basic and diluted net loss per share	$(0.42)	$(2.16)	$(1.12)
There were no preferred dividends declared or accumulated for the period.
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Year Ended December 31,
	2023	2022	2021
RSUs	60,896	54,547	53,446
Options	7,820	10,712	14,546
Unvested Shares from Early Exercise	—	—	4
Restricted Shares	—	—	692
Employee Stock Purchase Plan	1,992	1,867	—
Total anti-dilutive securities	70,708	67,126	68,688
16.BUSINESS ACQUISITIONS
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
17.COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company has entered into various non-cancelable operating lease agreements for certain of its office space. See “Note 8 — Leases” for further discussion.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
Stockholder Derivative Litigation (Case No. 2023-0642). On June 29, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of Delaware, captioned Juul v. Wu, et al. (Case No. 1:23-cv-00705-UNA). The complaints in each matter are based on the same facts and circumstances as In re Opendoor Technologies Inc. Securities Litigation and name certain officers and directors of the Company as defendants. The defendants are alleged to have violated Section 10(b) of the Exchange Act and SEC Rule 10b-5 and breached fiduciary duties. The plaintiffs seek to maintain the derivative actions on behalf of the Company, an award of unspecified compensatory damages, an order directing the Company to reform its corporate governance and internal procedures, restitutionary relief, an award of interest and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper. These derivative actions have been stayed pending further developments in In re Opendoor Technologies Inc. Securities Litigation.
On October 13, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of Delaware, captioned Woods, et al. v. Bain, et al. (Case No. 1:23-cv-01158-UNA). The complaint is based on facts and circumstances related to In re Opendoor Technologies Inc. Securities Litigation. The plaintiffs have brought claims against certain current and former directors and officers of the Company for breach of fiduciary duty, contribution under Sections 10(b) and 21D of the Exchange Act, SEC Rule 10b-5, violations of Section 14(a) of the Exchange Act, and SEC Rule 14a-9 promulgated thereunder. The plaintiffs seek to maintain the derivative action on behalf of the Company, an award of unspecified compensatory damages, an order directing one of the defendants to disgorge monies allegedly obtained from certain Company stock sale, equitable relief, an award of interest and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper. This derivative action has been stayed pending further developments in In re Opendoor Technologies Inc. Securities Litigation.
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
18.RESTRUCTURING
During the years ended December 31, 2023 and 2022, the Company initiated workforce reductions to realign its capacity with volume expectations, streamline the organization and focus its investments to support its growth plans, re-scale the business, and improve costs.
In the fourth quarter of 2023, the Company initiated two workforce reductions, impacting 120 employees, representing approximately 6% of the Company’s workforce at that time. The Company will provide severance and other termination benefits (“Post-Employment Benefits”) to impacted employees for an expected total expense of approximately $4 million, of which $1 million was paid out through December 31, 2023.
On April 18, 2023, the Company announced a workforce reduction of approximately 560 employees, representing approximately 22% of the Company’s workforce at that time and primarily impacting volume-based roles. The Company provided Post-Employment Benefits to impacted employees for a total expense of approximately $10 million. Payments related to this workforce reduction were substantially completed as of December 31, 2023.
In November 2022, the Company initiated a workforce reduction of 550 employees, which included: (i) reducing the Company’s headcount by 18% and (ii) winding down of our mortgage lending and brokerage services. The Company provided Post-Employment Benefits to impacted employees and incurred costs to wind down mortgage services for a total expense of $17 million. Payments related to this workforce reduction were substantially completed as of December 31, 2022.
These costs have been presented within the Restructuring costs line in the Company’s consolidated statement of operations. As of December 31, 2023, the remaining $3 million is included within Accounts payable and other accrued expenses in the Consolidated balance sheets.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
The following table presents the activity of the restructuring liability (in millions):

Balance-December 31, 2021	—
Additions charged to expense	17
Cash payments	(13)
Balance-December 31, 2022	4
Additions charged to expense	14
Cash payments	(15)
Balance-December 31, 2023	$3
19.SUBSEQUENT EVENTS
The Company has evaluated the impact of events that have occurred subsequent to December 31, 2023, through the date the consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these consolidated financial statements and related notes, the Company has determined that there are no material subsequent events that would require recognition or disclosure.
******

OPENDOOR TECHNOLOGIES INC.

Schedule I
(PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2023	2022
ASSETS
Intangibles - net	$1	$1
Investment in subsidiaries	1,342	2,046
TOTAL ASSETS	$1,343	$2,047
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and other accrued liabilities	$—	$1
Interest payable	—	1
Convertible senior notes	376	959
Total liabilities	376	961
Shareholders’ equity:
Common stock, $0.0001 par value; 3,000,000,000 shares authorized; 677,636,163 and 637,387,025 shares issued, respectively; 677,636,163 and 637,387,025 shares outstanding, respectively	—	—
Additional paid-in capital	4,301	4,148
Accumulated deficit	(3,333)	(3,058)
Accumulated other comprehensive income (loss)	(1)	(4)
Total shareholders’ equity	967	1,086
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,343	$2,047

See accompanying note to condensed financial statements.

OPENDOOR TECHNOLOGIES INC.

Schedule I
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS
(In millions)

	Year Ended December 31,
	2023	2022	2021
Operating expenses:
General and administrative	$8	$7	$7
Total operating expenses	8	7	7
Loss from operations	(8)	(7)	(7)
Warrant fair value adjustment	—	—	12
Gain on extinguishment of debt	225	—	—
Interest expense	(5)	(8)	(2)
Income (loss) before income taxes	212	(15)	3
Income tax expense	—	—	—
Earnings of subsidiaries	(487)	(1,338)	(665)
Net loss	$(275)	$(1,353)	$(662)

See accompanying note to condensed financial statements.

OPENDOOR TECHNOLOGIES INC.

Schedule I
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(275)	$(1,353)	$(662)
Adjustments to reconcile net loss to cash, cash equivalents used in operating activities:
Earnings of subsidiaries	487	1,338	665
Depreciation and amortization, net of accretion	3	7	2
Warrant fair value adjustment	—	—	(12)
Gain on early extinguishment of debt	(225)	—	—
Interest payable	(1)	—	1
Other	2	(2)	—
Net cash used in operating activities	(9)	(10)	(6)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of intangible assets	—	—	(1)
Investment in subsidiary	(4)	(6)	(1,860)
Distribution from subsidiary	370	10	139
Net cash provided by (used in) investing activities	366	4	(1,722)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes	—	—	953
Repurchase of convertible senior notes	(362)	—	—
Purchase of capped calls related to convertible senior notes	—	—	(119)
Proceeds from exercise of stock options	3	4	15
Proceeds from issuance of common stock for ESPP	2	2	—
Proceeds from warrant exercises	—	—	22
Proceeds from February 2021 Offering	—	—	886
Issuance of common stock	—	—	(29)
Net cash (used in) provided by financing activities	(357)	6	1,728
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS - Beginning of year	—	—	—
CASH AND CASH EQUIVALENTS - End of year	$—	$—	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid during the period for interest	$3	$2	$—
DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Recognition of warrant liability	$—	$—	$—
Issuance of common stock in extinguishment of warrant liabilities	$—	$—	$(35)
See accompanying note to condensed financial statements.

OPENDOOR TECHNOLOGIES INC.

Schedule I
(PARENT COMPANY ONLY)
Notes to Condensed Financial Statements
1.INTRODUCTION AND BASIS OF PRESENTATION
The accompanying condensed financial statements, including the note thereto, should be read in conjunction with the consolidated financial statements and notes thereto of Opendoor Technologies Inc. found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. For purposes of these condensed financial statements, the Company’s wholly-owned subsidiaries are accounted for using the equity method of accounting.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2023.
Management's Annual Report on Internal Control Over Financial Reporting
Management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Our management evaluated the design and operating effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2023, which is included below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Opendoor Technologies Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Opendoor Technologies Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 15, 2024, expressed an unqualified opinion on those financial statements.
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
February 15, 2024

OPENDOOR TECHNOLOGIES INC.
Item 9B. Other Information.
Securities Trading Arrangements of Directors and Executive Officers
Rule 10b5-1 Trading Plans
The following table describes contracts, instructions or written plans for the sale or purchase of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” by our directors or executive officers during the three-month period ended December 31, 2023.

			Trading Arrangement
	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Maximum Shares to be Sold	Expiration Date
Eric Wu (Former Director)(3)	Terminate	11/7/2023		X(4)	15,863,232	5/9/2024
______________
(1)Intended to satisfy the affirmative defense of Rule 10b5-1(c)
(2)Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
(3)Mr. Wu resigned as a member of the board of directors effective as of January 1, 2024.
(4)Because Mr. Wu’s trading arrangement was adopted prior to the effective date of the 2022 amendments to Rule 10b5-1 and Item 408(a) of Regulation S-K, the non-Rule 10b5-1 box is checked for the purpose of disclosure required under Item 408(a) of Regulation SK; provided, however, that such characterization should not be construed as an indication that Mr. Wu’s trading arrangement did not comply in all respects with the applicable requirements of the Rule 10b5-1 safe harbor in effect at the time of adoption of such trading arrangement.

Rule 10b5-1 Sell to Cover Instruction Letter
On December 15, 2023, Ms. Carrie Wheeler, Chief Executive Officer and Director, entered into a 10b5-1 Instruction Letter (the “Instructions”) with respect to all RSUs granted or to be granted to her under the Company’s equity plans or any successor plans, in order to instruct the broker(s) chosen by the Company to sell shares of common stock in order to satisfy any tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards. The Instructions are intended to satisfy the affirmative defense of Rule 10b5-1(c). The aggregate number of shares to be sold under the Instructions is not determinable and there is no set expiration date for the Instructions.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

OPENDOOR TECHNOLOGIES INC.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following information with respect to our board of directors and executive officers is presented as of February 15, 2024:

Name	Age	Position at Opendoor Technologies Inc.	Principal Employment
Carrie Wheeler	52	Chief Executive Officer & Director	Same
Christina Schwartz	45	Interim Chief Financial Officer & Chief Accounting Officer	Same
Sydney Schaub	43	Chief Legal Officer	Same
Megan Meyer Toolson	38	President, Sell Direct & Services	Same
Adam Bain	50	Director	Co-Managing Partner, 01 Advisors
Dana Hamilton	55	Director	Co-founder and President of Ameriton LLC
Cipora Herman	50	Director	Former Chief Financial Officer of LA28
Pueo Keffer	42	Director	Managing Director, Access Technology Ventures
Jason Kilar	52	Director	Former Chief Executive Officer of Warner Media, LLC
John Rice	57	Lead Independent Director	Chief Executive Officer of Management Leadership for Tomorrow
Glenn Solomon	55	Director	Managing Partner, GGV Capital
Other information required by this item will be included in our definitive proxy statement for our 2023 annual meeting of stockholders to be filed by us with the SEC within 120 days after the end of our fiscal year ended December 31, 2023 (the “Proxy Statement”) and is incorporated herein by reference.
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
3.Exhibits †
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of September 15, 2020, by and among Social Capital Hedosophia Corp. II, Hestia Merger Sub Inc. and Opendoor Labs Inc.	8-K	001-39253	2.1	09/17/2020
3.1	Certificate of Incorporation of Opendoor Technologies Inc.	8-K	001-39253	3.1	12/18/2020
3.2	Amended and Restated Bylaws of Opendoor Technologies Inc.	8-K	001-39253	3.1	01/24/2023
4.1	Specimen Common Stock Certificate of Opendoor Technologies Inc.	S-4/A	333-249302	4.5	11/06/2020
4.2	Warrant Agreement, dated April 27, 2020, between Social Capital Hedosophia Holdings Corp. II. and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39253	4.1	04/30/2020
4.3	Amendment to Warrant Agreement, dated March 22, 2021, between Opendoor Technologies Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent	10-Q	001-39253	4.3	05/12/2021
4.4	Warrant to Purchase Shares of Common Stock of Opendoor Technologies Inc., dated July 28, 2022, to Zillow, Inc.	8-K	001-39253	99.2	08/05/2022
4.5	Indenture, dated as of August 20, 2021, between Opendoor Technologies Inc. and U.S. Bank National Association, as trustee	8-K	001-39253	4.1	08/24/2021
4.6	Description of Securities	10-K	001-39253	4.3	03/04/2021
10.1	Sponsor Support Agreement, dated September 15, 2020, by and among SCH Sponsor II LLC, the Company, each officer and director of the Registrant and Opendoor Labs Inc.	8-K/A	001-39253	10.2	09/17/2020
10.2	Opendoor Holders Support Agreement, dated September 15, 2020, by and among the Company, Opendoor Labs Inc. and certain stockholders of Opendoor Labs Inc.	8-K/A	001-39253	10.3	09/17/2020

OPENDOOR TECHNOLOGIES INC.

Exhibit No.		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.3		Form of Subscription Agreement, by and between the Registrant and the undersigned subscriber party thereto	8-K/A	001-39253	10.1	09/17/2020
10.4		Amended and Restated Registration Rights Agreement, dated December 18, 2020, by and among the Company, SCH Sponsor II LLC, certain former stockholders of Opendoor Labs Inc., Cipora Herman, David Spillane and ChaChaCha SPAC B, LLC, Hedosophia Group Limited and 010118 Management, L.P.	8-K	001-39253	10.14	12/18/2020
10.5		Convertible Notes Exchange Agreement, dated as of September 14, 2020, by and among Opendoor Labs Inc. and the holders party thereto	S-4	333-249302	10.5	10/05/2020
10.6	#	Form of Indemnification Agreement	8-K	001-39253	10.1	12/18/2020
10.7	#	Opendoor Labs Inc. 2014 Stock Plan	S-4	333-249302	10.18	10/05/2020
10.8	#	Form of Notice of Restricted Stock Unit Grant and RSU Terms and Conditions Under 2014 Stock Plan	S-4	333-249302	10.19	10/05/2020
10.9	#	Form of Notice of Stock Option Grant and Stock Option Agreement under 2014 Stock Plan	S-4/A	333-249302	10.20	11/25/2020
10.10	#	Opendoor Technologies Inc. 2020 Incentive Award Plan	8-K	001-39253	10.3	12/18/2020
10.11	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2020 Incentive Award Plan	8-K	001-39253	99.1	04/02/2021
10.12	#	Form of Option Agreement under the 2020 Incentive Award Plan	10-Q	001-39253	10.1	11/10/2021
10.13	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Canada) under 2020 Incentive Award Plan	10-Q	001-39253	10.1	08/11/2021
10.14	#	Opendoor Technologies Inc. 2020 Employee Stock Purchase Plan	8-K	001-39253	10.4	12/18/2020
10.15	#	Opendoor Technologies Inc. Amended and Restated 2020 Employee Stock Purchase Plan (effective as of February 8, 2023)	10-K	001-39253	10.15	02/23/2023
10.16	#	Offer Letter, dated as of October 20, 2020, by and between Opendoor Labs Inc. and Daniel Morillo	10-K	001-39253	10.16	02/24/2022
10.17	#	Offer Letter Agreement, dated as of September 3, 2020, by and between Opendoor Labs Inc. and Carrie Wheeler	S-4/A	333-249302	10.32	11/27/2020
10.18	#	Amendment of Letter Agreement, dated as of December 1, 2022, by and between Opendoor Technologies Inc. and Carrie Wheeler	10-K	001-39253	10.22	02/23/2023
10.19	#	Opendoor Technologies Inc. Non-Employee Director Compensation Policy	10-Q	001-39253	10.1	11/02/2023
10.20	#	Opendoor Technologies Inc. Executive Severance Plan	10-K	001-39253	10.24	02/23/2023
10.21	#	Change in Control Letter Agreement, dated as of January 31, 2022, by and between Opendoor Technologies Inc. and Carrie Wheeler	10-Q	001-39253	10.3	05/05/2022
10.22	#	Change in Control Letter Agreement, dated as of January 31, 2022, by and between Opendoor Technologies Inc. and Daniel Morillo	10-Q	001-39253	10.5	05/05/2022
10.23	#	Opendoor Technologies Inc. 2022 Inducement Award Plan	S-8	333-266877	99.1	08/15/2022
10.24	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement Under 2022 Inducement Award Plan	S-8	333-266877	99.2	08/15/2022

OPENDOOR TECHNOLOGIES INC.

Exhibit No.		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.25	#	Form of Stock Option Grant Notice and Stock Option Agreement Under 2022 Inducement Award Plan	S-8	333-266877	99.3	08/15/2022
10.26		Form of Confirmation of Call Option Transaction	8-K	001-39253	10.1	08/24/2021
10.27	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (India) under 2020 Incentive Award Plan	10-K	001-39253	10.32	02/23/2023
10.28	#	Offer Letter Agreement dated as of July 6, 2016, by and between Opendoor Labs Inc. and Christina Schwartz	10-Q	001-39253	10.1	05/04/2023
10.29	#	Offer Letter Agreement dated as of July 10, 2022, by and between Opendoor Labs Inc. and Sydney Schaub	10-Q	001-39253	10.2	05/04/2023
10.30	#	Offer Letter Agreement dated as of March 10, 2015, by and between Opendoor Labs Inc. and Megan Meyer	10-Q	001-39253	10.1	08/03/2023
10.31	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (India) Under 2022 Inducement Award Plan					*
10.32	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Canada) Under 2022 Inducement Award Plan					*
21.1		List of subsidiaries of Opendoor Technologies Inc.					*
23.1		Consent of Deloitte & Touche LLP					*
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
97.1		Policy for Recovery of Erroneously Awarded Compensation					*
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH		Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104		Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*
________________
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.
†    Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

OPENDOOR TECHNOLOGIES INC.
Item 16. Form 10-K Summary.
None.

OPENDOOR TECHNOLOGIES INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPENDOOR TECHNOLOGIES INC.

Date:	February 15, 2024	By:	/s/ Carrie Wheeler

			Name:	Carrie Wheeler
			Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carrie Wheeler	Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2024
Carrie Wheeler
/s/ Christina Schwartz	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	February 15, 2024
Christina Schwartz
/s/ Adam Bain	Director	February 15, 2024
Adam Bain
/s/ Dana Hamilton	Director	February 15, 2024
Dana Hamilton
/s/ Cipora Herman	Director	February 15, 2024
Cipora Herman
/s/ Pueo Keffer	Director	February 15, 2024
Pueo Keffer
/s/ Jason Kilar	Director	February 15, 2024
Jason Kilar
/s/ John Rice	Director	February 15, 2024
John Rice
/s/ Glenn Solomon	Director	February 15, 2024
Glenn Solomon