Form 10-Q
period 2024-03-31
Opendoor Technologies Inc.
filed 2024-05-02
CIK 1801169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s common stock outstanding as of April 25, 2024 was approximately 691,575,980.

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
As a result of a number of known and unknown risks and uncertainties, including, without limitation, those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and on Part I. Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. You should not place undue reliance on these forward-looking statements.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

		March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$953	$999
Restricted cash		333	541
Marketable securities		37	69
Escrow receivable		15	9
Real estate inventory, net		1,881	1,775
Other current assets		65	52
Total current assets		3,284	3,445
PROPERTY AND EQUIPMENT – Net		66	66
RIGHT OF USE ASSETS		23	25
GOODWILL		4	4
INTANGIBLES – Net		4	5
OTHER ASSETS		23	22
TOTAL ASSETS	(1)	$3,404	$3,567
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities		$69	$64
Interest payable		1	1
Lease liabilities - current portion		4	5
Total current liabilities		74	70
NON-RECOURSE ASSET-BACKED DEBT – Net of current portion		2,036	2,134
CONVERTIBLE SENIOR NOTES		376	376
LEASE LIABILITIES – Net of current portion		18	19
OTHER LIABILITIES		1	1
Total liabilities	(2)	2,505	2,600
COMMITMENTS AND CONTINGENCIES (See Note 13)
SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 3,000,000,000 shares authorized; 688,560,794 and 677,636,163 shares issued, respectively; 688,560,794 and 677,636,163 shares outstanding, respectively		—	—
Additional paid-in capital		4,341	4,301
Accumulated deficit		(3,442)	(3,333)
Accumulated other comprehensive loss		—	(1)
Total shareholders’ equity		899	967
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$3,404	$3,567
________________
(1)The Company’s consolidated assets at March 31, 2024 and December 31, 2023 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $322 and $530; Real estate inventory, net, $1,848 and $1,735; Escrow receivable, $14 and $8; Other current assets, $27 and $10; and Total assets of $2,211 and $2,283, respectively.
(2)The Company’s consolidated liabilities at March 31, 2024 and December 31, 2023 include the following liabilities for which the VIE creditors do not have recourse to Opendoor: Accounts payable and other accrued liabilities, $27 and $28; Interest payable, $1 and $1; Non-recourse asset-backed debt, net of current portion, $2,036 and $2,134; and Total liabilities, $2,064 and $2,163, respectively.
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are presented in thousands, and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
REVENUE	$1,181	$3,120
COST OF REVENUE	1,067	2,950
GROSS PROFIT	114	170
OPERATING EXPENSES:
Sales, marketing and operations	113	188
General and administrative	47	66
Technology and development	41	40
Total operating expenses	201	294
LOSS FROM OPERATIONS	(87)	(124)
GAIN ON EXTINGUISHMENT OF DEBT	—	78
INTEREST EXPENSE	(37)	(74)
OTHER INCOME – Net	15	19
LOSS BEFORE INCOME TAXES	(109)	(101)
INCOME TAX EXPENSE	—	—
NET LOSS	$(109)	$(101)
Net loss per share attributable to common shareholders:
Basic	$(0.16)	$(0.16)
Diluted	$(0.16)	$(0.16)
Weighted-average shares outstanding:
Basic	682,457	641,916
Diluted	682,457	641,916

See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
NET LOSS	$(109)	$(101)
OTHER COMPREHENSIVE INCOME:
Unrealized gain on marketable securities	1	1
COMPREHENSIVE LOSS	$(108)	$(100)
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except number of shares)
(Unaudited)

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE-December 31, 2023	677,636,163	$—	$4,301	$(3,333)	$(1)	$967
Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	9,197,946	—	—	—	—	—
Exercise of stock options	109,357	—	—	—	—	—
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	1,617,328	—	2	—	—	2
Stock-based compensation	—	—	38	—	—	38
Other comprehensive income	—	—	—	—	1	1
Net loss	—	—	—	(109)	—	(109)
BALANCE–March 31, 2024	688,560,794	$—	$4,341	$(3,442)	$—	$899

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE-December 31, 2022	637,387,025	$—	$4,148	$(3,058)	$(4)	$1,086
Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	8,241,495	—	—	—	—	—
Exercise of stock options	1,334,969	—	1	—	—	1
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	644,431	—	1	—	—	1
Stock-based compensation	—	—	48	—	—	48
Other comprehensive income	—	—	—	—	1	1
Net loss	—	—	—	(101)	—	(101)
BALANCE–March 31, 2023	647,607,920	$—	$4,198	$(3,159)	$(3)	$1,036
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(109)	$(101)
Adjustments to reconcile net loss to cash, cash equivalents, and restricted cash (used in) provided by operating activities:
Depreciation and amortization	14	22
Amortization of right of use asset	2	2
Stock-based compensation	33	42
Inventory valuation adjustment	7	23
Changes in fair value of equity securities	2	(1)
Other	2	—
Proceeds from sale and principal collections of mortgage loans held for sale	—	1
Gain on extinguishment of debt	—	(78)
Changes in operating assets and liabilities:
Escrow receivable	(6)	(12)
Real estate inventory	(114)	2,306
Other assets	(13)	(10)
Accounts payable and other accrued liabilities	6	(22)
Interest payable	—	(8)
Lease liabilities	(2)	(2)
Net cash (used in) provided by operating activities	(178)	2,162
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8)	(8)
Proceeds from sales, maturities, redemptions and paydowns of marketable securities	30	38
Net cash provided by investing activities	22	30
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of convertible senior notes	—	(101)
Proceeds from exercise of stock options	—	1
Proceeds from issuance of common stock for ESPP	2	1
Proceeds from non-recourse asset-backed debt	—	224
Principal payments on non-recourse asset-backed debt	(100)	(1,446)
Payment for early extinguishment of debt	—	(4)
Net cash used in financing activities	(98)	(1,325)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(254)	867
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – Beginning of period	1,540	1,791
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	$1,286	$2,658
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid during the period for interest	$34	$74
DISCLOSURES OF NONCASH ACTIVITIES:
Stock-based compensation expense capitalized for internally developed software	$5	$6
RECONCILIATION TO CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$953	$1,143
Restricted cash	333	1,515
Cash, cash equivalents, and restricted cash	$1,286	$2,658
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements as of March 31, 2024 and December 31, 2023 and for the three month periods ended March 31, 2024 and 2023 include the accounts of Opendoor, its wholly owned subsidiaries and VIEs where the Company is the primary beneficiary. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements herein. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.
The accompanying interim condensed consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form     10-K for the year ended December 31, 2023 (“Annual Report”) filed on February 15, 2024.
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
Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 1. Description of Business and Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the three-month period ended March 31, 2024, except as noted below.
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment and definite-lived intangible assets, among other long-lived assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. The impairment loss recognized for the three months ended March 31, 2024 is primarily related to impairment of certain internally developed software projects. The impairment loss recognized during the periods presented is as follows (in millions):

	Three Months Ended March 31,
	2024	2023
Technology and development	$3	$2
Total impairment loss	$3	$2
Stock-Based Compensation
RSUs
Prior to its listing, the Company granted restricted stock units (“RSUs") with a performance condition, based on a liquidity event, as defined by the share agreement, as well as a service condition to vest, which was generally four years. The Company determined the fair value of RSUs based on the valuation of the Company’s common stock as of the grant date. No compensation expense was recognized for performance-based awards until the liquidity event occurred in February 2021. Subsequent to the occurrence of the liquidity event, compensation expense was recognized on an accelerated attribution basis over the requisite service period of the awards.
After the Company became listed, the Company began granting RSUs subject to a service condition to vest, which is generally two to four years. Compensation expense is recognized on a straight-line basis subject to a floor of the vested number of shares for each award. In the quarter ended March 31, 2024, the Company began granting RSUs to certain executive employees that contain a performance condition and service condition to vest. If the award is deemed probable of being earned, compensation expense is recognized on an accelerated attribution basis over the requisite service period of the award, which is

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
generally three years. The Company reassesses the probability of achieving the performance condition at each reporting date during the performance period. The Company determines the fair value of RSUs based on the Company’s grant date closing stock price and recognizes forfeitures as they occur.
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
Recently Issued Accounting Standards Not Yet Adopted
In October 2023, the FASB issued ASU 2023-06 which is intended to clarify or improve disclosure and presentation requirements of a variety of topics. It will allow users to more easily compare entities subject to the U.S. Securities and Exchange Commission's ("SEC") existing disclosures with those entities that were not previously subject to the requirements and align the requirements in the FASB accounting standard codification with the SEC's regulations. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, or if the SEC has not removed the applicable disclosure requirement by June 30, 2027, the amendment will not be effective for any entity. Early adoption is prohibited. The Company is currently assessing the impact on the Company's disclosures.
In November 2023, the FASB issued ASU 2023-07, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and retrospective application to all prior periods presented in the financials is required. The Company is currently assessing the impact on the Company's condensed consolidated financial statements and disclosures.
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
2.REAL ESTATE INVENTORY
The following table presents the components of inventory, net of applicable inventory valuation adjustments of $17 million and $27 million, as of March 31, 2024 and December 31, 2023, respectively (in millions):

	March 31, 2024	December 31, 2023
Work in progress	$351	$640
Finished goods:
Listed for sale	1,024	882
Under contract for sale	506	253
Total real estate inventory	$1,881	$1,775
As of March 31, 2024, the Company was in contract to purchase 2,611 homes for an aggregate purchase price of $906 million.
During the three months ended March 31, 2024 and 2023, the Company recorded inventory valuation adjustments for real estate inventory of $7 million and $23 million, respectively, in Cost of revenue in the condensed consolidated statements of operations.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
3.CASH, CASH EQUIVALENTS, AND INVESTMENTS
The amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents, and marketable securities as of March 31, 2024 and December 31, 2023, are as follows (in millions):

	March 31, 2024
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$112	$—	$—	$112	$112	$—
Money market funds	841	—	—	841	841	—
Corporate debt securities	25	—	—	25	—	25
Equity securities	12	—	—	12	—	12
Total	$990	$—	$—	$990	$953	$37

	December 31, 2023
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$63	$—	$—	$63	$63	$—
Money market funds	936	—	—	936	936	—
Corporate debt securities	55	—	(1)	54	—	54
Equity securities	15	—	—	15	—	15
Total	$1,069	$—	$(1)	$1,068	$999	$69
During the three months ended March 31, 2024, the Company recognized $2 million of net unrealized losses in the condensed consolidated statements of operations related to marketable equity securities held as of March 31, 2024. During the three months ended March 31, 2023, the Company recognized $1 million of net unrealized gains in the condensed consolidated statements of operations related to marketable equity securities held as of March 31, 2023.
A summary of debt securities with unrealized losses aggregated by period of continuous unrealized loss is as follows (in millions):

	Less than 12 Months		12 Months or Greater		Total
March 31, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$—	$—	$23	$—	$23	$—
Total	$—	$—	$23	$—	$23	$—

	Less than 12 Months		12 Months or Greater		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$—	$—	$54	$(1)	$54	$(1)
Total	$—	$—	$54	$(1)	$54	$(1)
There were no net unrealized losses of the Company's available-for-sale debt securities as of March 31, 2024. Net unrealized losses of the Company's available-for-sale debt securities as of December 31, 2023 were $1 million. These unrealized losses are associated with the Company’s investments in corporate debt securities and were due to interest rate

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
increases, and not credit-related events. The Company does not expect to be required to sell the investments before recovery of the amortized cost bases. As such, no allowance for credit losses is required as of March 31, 2024 or December 31, 2023.
The scheduled contractual maturities of debt securities as of March 31, 2024 are as follows (in millions):

March 31, 2024	Fair Value	Within 1 Year	After 1 Year through 5 Years
Corporate debt securities	$25	$25	$—
Total	$25	$25	$—
A summary of equity method investment balances as of March 31, 2024 and December 31, 2023 are as follows (in millions):

	March 31, 2024	December 31, 2023
Equity method investments	$20	$20
Total	$20	$20
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
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as of March 31, 2024 and December 31, 2023 (in millions):

	March 31, 2024	December 31, 2023
Assets
Restricted cash	$322	$530
Real estate inventory, net	1,848	1,735
Other(1)	41	18
Total assets	$2,211	$2,283
Liabilities
Non-recourse asset-backed debt	$2,036	$2,134
Other(2)	28	29
Total liabilities	$2,064	$2,163
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
5.CREDIT FACILITIES AND LONG-TERM DEBT
The following tables summarize certain details related to the Company's credit facilities and long-term debt as of March 31, 2024 and December 31, 2023 (in millions, except interest rates):

		Outstanding Amount
March 31, 2024	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$—	$—	—%	June 30, 2025	June 30, 2025
Revolving Facility 2018-3	1,000	—	—	—%	September 29, 2026	September 29, 2026
Revolving Facility 2019-1	300	—	—	—%	August 15, 2025	August 15, 2025
Revolving Facility 2019-2	550	—	—	—%	October 3, 2025	October 2, 2026
Revolving Facility 2019-3	925	—	—	—%	April 5, 2024	April 5, 2024
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	100	—	100	3.48%	January 2, 2025	April 1, 2025
Term Debt Facility 2021-S2	400	—	300	3.20%	September 10, 2025	March 10, 2026
Term Debt Facility 2021-S3	1,000	—	750	3.75%	January 31, 2027	July 31, 2027
Term Debt Facility 2022-S1	250	—	250	4.07%	March 1, 2025	September 1, 2025
Total	$5,525	$—	$1,400
Issuance Costs		—	(11)
Carrying Value		$—	$1,389

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	2,000	—	500	10.00%	April 1, 2025	April 1, 2026
Term Debt Facility 2022-M1	500	—	150	10.00%	September 15, 2025	September 15, 2026
Total	$2,500	$—	$650
Issuance Costs			(3)
Carrying Value			$647

Total Non-Recourse Asset-backed Debt	$8,025	$—	$2,036

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)

	Outstanding Amount
December 31, 2023	Current	Non-Current	Weighted Average Interest Rate
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$—	$—	7.49%
Revolving Facility 2018-3	—	—	6.82%
Revolving Facility 2019-1	—	—	7.34%
Revolving Facility 2019-2	—	—	6.83%
Revolving Facility 2019-3	—	—	—%
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	—	100	3.48%
Term Debt Facility 2021-S2	—	300	3.20%
Term Debt Facility 2021-S3	—	750	3.75%
Term Debt Facility 2022-S1	—	250	4.07%
Total	$—	$1,400
Issuance Costs	—	(12)
Carrying Value	$—	$1,388

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	$—	$600	10.00%
Term Debt Facility 2022-M1	$—	$150	10.00%
Total	$—	$750
Issuance Costs		(4)
Carrying Value		$746

Total Non-Recourse Asset-backed Debt	$—	$2,134
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
As of March 31, 2024, the Company had total borrowing capacity with respect to its non-recourse asset-backed debt of $8.0 billion. Borrowing capacity amounts under non-recourse asset-backed debt as reflected in the table above are in some cases not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. Any amounts repaid for senior term and mezzanine term debt facilities reduce total borrowing capacity as repaid amounts are not available to be reborrowed. As of March 31, 2024, the Company had committed borrowing capacity with respect to the Company’s non-recourse asset-backed debt of $2.5 billion; this committed borrowing capacity is comprised of $400 million for senior revolving credit facilities, $1.4 billion for senior term debt facilities, and $650 million for mezzanine term debt facilities.

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
The senior revolving credit facilities are typically structured with an initial revolving period of up to 24 months during which time amounts can be borrowed, repaid and borrowed again. The borrowing capacity is generally available until the end of the applicable revolving period as reflected in the table above. Outstanding amounts drawn under each senior revolving credit facility are required to be repaid on the facility maturity date or earlier if accelerated due to an event of default or other mandatory repayment event. The final maturity dates and revolving period end dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. These facilities may also have extensions subject to lender discretion that are not reflected in the table above. On April 4, 2024, the Company entered into an amendment to Revolving Facility 2019-3, providing for $100 million of borrowing capacity with a revolving period end date of April 4, 2025 and a final maturity date of April 3, 2026, which is inclusive of any extensions that are at the sole discretion of the Company.
Borrowings under the senior revolving credit facilities accrue interest at various floating rates based on a secured overnight financing rate ("SOFR"), plus a margin that varies by facility. The Company may also pay fees on certain unused portions of committed borrowing capacity. The Company’s senior revolving credit facility arrangements typically include upfront fees that may be paid at execution of the applicable agreements or be earned at execution and payable over time. These facilities are generally fully prepayable at any time without penalty other than customary breakage costs.
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
The terms of these inventory financing facilities and related financing documents require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). Certain of these financial covenants are calculated by reference to Opendoor Labs Inc. and its consolidated subsidiaries' assets and liabilities. As a result, under certain circumstances, this may limit the Company's flexibility to transfer assets from Opendoor subsidiaries to the Parent Company. At March 31, 2024 and December 31, 2023, $263 million and $275 million, respectively, of the Company’s net assets were restricted as they reflect minimum net asset requirements at Opendoor Labs Inc. As of March 31, 2024, the Company was in compliance with all financial covenants and no event of default had occurred.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)

Convertible Senior Notes
In August 2021, the Company issued 0.25% senior notes due in 2026 (the “2026 Notes”) with an aggregate principal amount of $978 million. The tables below summarize certain details related to the 2026 Notes (in millions, except interest rates):

March 31, 2024	Remaining Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2026 Notes	$381	$(5)	$376

March 31, 2024	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	Semi-Annual Interest Payment Dates	Conversion Rate	Conversion Price
2026 Notes	August 15, 2026	0.25%	0.78%	February 15; August 15	51.9926	$19.23
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
For the three months ended March 31, 2024, and 2023 total interest expense on the Company's convertible senior notes was $1 million and $2 million, respectively.
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

March 31, 2024	Balance at Fair Value	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$25	$—	$25	$—
Equity securities	12	12	—	—
Total assets	$37	$12	$25	$—

December 31, 2023	Balance at Fair Value	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$54	$—	$54	$—
Equity securities	15	15	—	—
Total assets	$69	$15	$54	$—
Fair Value of Financial Instruments
The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis (in millions):

	March 31, 2024
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$953	$953	$953	$—
Restricted cash	333	333	333	—
Liabilities:
Non-recourse asset-backed debt	$2,036	$2,050	$—	$2,050
Convertible senior notes	376	297	—	297

	December 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$999	$999	$999	$—
Restricted cash	541	541	541	—
Liabilities:
Non-recourse asset-backed debt	$2,134	$2,150	$—	$2,150
Convertible senior notes	376	296	—	296

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
7.PROPERTY AND EQUIPMENT
Property and equipment as of March 31, 2024 and December 31, 2023, consisted of the following (in millions):

	March 31, 2024	December 31, 2023
Internally developed software	$120	$124
Computers	12	12
Security systems	6	19
Office equipment	2	3
Furniture and fixtures	2	2
Leasehold improvements	2	2
Software implementation costs	1	4
Total	145	166
Accumulated depreciation and amortization	(79)	(100)
Property and equipment – net	$66	$66
Depreciation and amortization expense of $9 million and $10 million was recorded for the three months ended March 31, 2024 and 2023, respectively.
8.GOODWILL AND INTANGIBLE ASSETS
For the three months ended March 31, 2024 and the year ended December 31, 2023, there were no additions to goodwill. No impairment of goodwill was identified for the three months ended March 31, 2024 and 2023.
Intangible assets subject to amortization consisted of the following as of March 31, 2024 and December 31, 2023, respectively (in millions, except years):

March 31, 2024	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Developed technology	$17	$(14)	$3	0.5
Customer relationships	7	(6)	1	0.4
Trademarks	5	(5)	—	0.4
Intangible assets – net	$29	$(25)	$4

December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Developed technology	$17	$(13)	$4	0.8
Customer relationships	7	(6)	1	0.7
Trademarks	5	(5)	—	0.7
Intangible assets – net	$29	$(24)	$5
Amortization expense for intangible assets was $2 million for both the three months ended March 31, 2024 and 2023.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
As of March 31, 2024, expected amortization of intangible assets is as follows:

Fiscal Years	(In millions)
Remainder of 2024	$4
Total	$4
9.SHARE-BASED AWARDS
Stock options and RSUs
Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant.
A summary of the stock option activity for the three months ended March 31, 2024, is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance-December 31, 2023	7,820	$2.44	3.3	$16
Exercised	(109)	1.07
Expired	(2)	2.58
Balance-March 31, 2024	7,709	$2.46	3.1	$7
Exercisable-March 31, 2024	7,709	$2.46	3.1	$7
A summary of the RSU activity for the three months ended March 31, 2024, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested and outstanding-December 31, 2023	60,896	$4.05
Granted	6,940	3.11
Vested	(9,283)	4.32
Forfeited	(2,287)	6.00
Unvested and outstanding-March 31, 2024	56,266	$3.81
Restricted Shares
The Company has granted Restricted Shares to certain continuing employees, primarily in connection with acquisitions.
ESPP
The first offering period for the Company's 2020 Employee Stock Purchase Plan (“ESPP”) began on March 1, 2022. ESPP employee payroll contributions withheld as of March 31, 2024 were $1 million and are included within Accounts payable and other accrued liabilities in the condensed consolidated balance sheets. Payroll contributions withheld as of March 31, 2024 will be used to purchase shares at the end of the current ESPP purchase period ending on August 31, 2024.

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

Three Months Ended March 31, 2024
Fair value	$1.26 - $1.56
Volatility	88.7% - 89.6%
Risk-free rate	4.94% - 5.27%
Expected life (in years)	0.5 - 1.0
Expected dividend	$—
As of March 31, 2024, total estimated unrecognized compensation expense related to the ESPP was $4 million. The unamortized compensation costs are expected to be recognized over the remaining term of the offering period of 0.7 years.
Stock-based compensation expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function as presented in the condensed consolidated statements of operations for the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023
General and administrative	$16	$27
Sales, marketing and operations	5	4
Technology and development	12	11
Total stock-based compensation expense	$33	$42
As of March 31, 2024, there was $180 million of unamortized stock-based compensation costs related to unvested RSUs. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 1.8 years.
10.WARRANTS
Marketing Warrants
On July 28, 2022, the Company entered into a warrant agreement with Zillow, Inc. (“Zillow”) in connection with a partnership arrangement that allows for Zillow to purchase up to 6 million shares of common stock that will vest in tranches (each, a “Tranche”) upon Zillow providing resale marketing services to the Company. As of March 31, 2024, no warrant shares had vested.
11.INCOME TAXES
The Company's tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter.
The Company’s provision for income taxes, which was primarily composed of state tax expense, was $0.2 million for the three months ended March 31, 2024, with an effective tax rate of (0.19)%. The Company's provision for income taxes was $0.3 million for the three months ended March 31, 2023 with an effective tax rate of (0.26)%. The effective tax rate differs from the U.S. statutory tax rate primarily due to the recording of a full valuation allowance against the net deferred tax assets.
The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets. Based on the Company’s history of operating losses, including a three-year cumulative loss position, the Company believes that based

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
on the weight of available evidence, it is more likely than not that all of the deferred tax assets will not be realized and recorded a full valuation allowance on its net deferred tax assets as of March 31, 2024 and December 31, 2023.
In December 2021, the Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion Profit Shifting released Model Global Anti-Base Erosion rules (“Model Rules”) under Pillar Two. The Model Rules set forth the “common approach” for a Global Minimum Tax at 15 percent for multinational enterprises with a turnover of more than 750 million Euros. Rules under Pillar Two were effective from January 1, 2024. The Company does not expect adoption of Pillar Two rules to have a significant impact on its consolidated financial statements during fiscal year 2024.
12.NET LOSS PER SHARE
Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. During the periods when there is a net loss, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. No dividends were declared or paid for the three months ended March 31, 2024 or 2023.
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
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders for the three months ended March 31, 2024 and 2023 (in millions, except share amounts which are presented in thousands, and per share amounts):

	Three Months Ended March 31,
	2024	2023
Basic and diluted net loss per share:
Numerator:
Net loss	$(109)	$(101)
Denominator:
Weighted average shares outstanding – basic and diluted	682,457	641,916
Basic and diluted net loss per share	$(0.16)	$(0.16)
There were no preferred dividends declared or accumulated for the periods presented.
For the three months ended March 31, 2024 and 2023, 66,754 thousand and 89,578 thousand shares, respectively were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period.
13.COMMITMENTS AND CONTINGENCIES
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
On October 7, 2022 and November 22, 2022, purported securities class action lawsuits were filed in the United States District Court for the District of Arizona, captioned Alich v. Opendoor Technologies Inc., et al. (Case No. 2:22-cv-01717-JFM) (“Alich”) and Oakland County Voluntary Employee’s Beneficiary Association, et al. v. Opendoor Technologies Inc., et al. (Case No. 2:22-cv-01987-GMS) (“Oakland County”), respectively. The lawsuits were consolidated into a single action, captioned In re Opendoor Technologies Inc. Securities Litigation (Case No. 2:22-CV-01717-MTL). The consolidated amended complaint names as defendants the Company, Social Capital Hedosophia Holdings Corp. II (SCH"), certain of the Company’s current and former officers and directors and the underwriters of a securities offering the Company made in February 2021. The complaint alleges that the Company and certain officers violated Section 10(b) of the Exchange Act and SEC Rule 10b-5, and that the Company, SCH, certain officers and directors and the underwriters violated Section 11 of the Securities Act, in each case by making materially false or misleading statements related to the effectiveness of the Company’s pricing algorithm. The plaintiffs also allege that certain defendants violated Section 20(a) of the Exchange Act and Section 15 of the Securities Act, respectively, which provide for control person liability. The complaint asserts claims on behalf of all persons and entities that purchased, or otherwise acquired, Company common stock between December 21, 2020 and November 3, 2022 or pursuant to offering documents issued in connection with our business combination with SCH and the secondary public offering conducted by the Company in February 2021. The plaintiffs seek class certification, an award of unspecified compensatory damages, an award of interest and reasonable costs and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper. The defendants filed motions to dismiss on June 30, 2023, which the court granted on February 27, 2024 without prejudice. On March 13, 2024, the plaintiffs filed a motion for reconsideration of certain portions of the court’s order dismissing the complaint, which is pending before the court. We continue to believe that the allegations in the complaint are without merit and we intend to vigorously defend ourselves in the matter.
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
On October 18, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of Arizona, captioned Gera v. Palihapitiya, et al. (Case No. 2:23-cv-02164-SMB). The complaint is based on facts and circumstances related to In re Opendoor Technologies Inc. Securities Litigation, and names as defendants certain current and former officers and directors of the Company and SCH Sponsor II LLC. The complaint alleges that the defendants violated Section 14(a) of the Exchange Act, and SEC Rule 14a-9 promulgated thereunder. The plaintiff seeks to maintain the derivative action on behalf of the Company, an award of unspecified compensatory damages, an order directing the Company to reform certain corporate governance and internal procedures, restitution, an award of cost and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper. The defendants filed motions to dismiss on February 8, 2024, which are pending before the court.
14.RESTRUCTURING
In 2023, the Company initiated workforce reductions, impacting approximately 680 employees. The Company provided severance and other termination benefits (“Post-Employment Benefits”) to impacted employees.
The following table presents the activity of the restructuring liability as of March 31, 2024 (in millions):

March 31, 2024
Balance-December 31, 2023	$3
Additions charged to expense	—
Cash payments	(3)
Balance- March 31, 2024	$—
15.SUBSEQUENT EVENTS
The Company has evaluated the impact of events that have occurred subsequent to March 31, 2024, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes, the Company has determined that there are no material subsequent events that would require recognition or disclosure.
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
This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Forward-Looking Statements,” “Risk Factors,” or in other parts of this Quarterly Report on Form 10-Q, and in “Part I - Item 1A. Risk Factors” in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”).
Overview
Opendoor’s mission is to power life’s progress, one move at a time. Residential real estate is a trillion-dollar industry underpinned by a process that is complicated, time-consuming, stressful, and offline. We believe all consumers deserve to buy, sell, and move between homes with simplicity and confidence, and we have dedicated almost a decade to delivering on this vision. We have built unique pricing and operations capabilities to become one of the largest buyers and sellers of homes in the United States. Since our founding, we have helped customers to buy or sell homes in over 253,000 transactions and have expanded our footprint to 50 markets across the country.
Financial Highlights and Operating Metrics

	Three Months Ended March 31,
(in millions, except percentages, homes purchased, homes sold, number of markets, and homes in inventory)	2024	2023	Change
Revenue	$1,181	$3,120	$(1,939)
Gross profit	$114	$170	$(56)
Gross margin	9.7%	5.4%
Net loss	$(109)	$(101)	$(8)
Number of markets (at period end)	50	53	(3)
Homes sold	3,078	8,274	(5,196)
Homes purchased	3,458	1,747	1,711
Homes in inventory (at period end)	5,706	6,261	(555)
Inventory (at period end)	$1,881	$2,118	$(237)
Percentage of homes “on the market” for greater than 120 days (at period end)	15%	59%
Non-GAAP Financial Highlights (1)
Contribution Profit (Loss)	$57	$(241)	$298
Contribution Margin	4.8%	(7.7)%
Adjusted EBITDA	$(50)	$(341)	$291
Adjusted EBITDA Margin	(4.2)%	(10.9)%
Adjusted Net Loss	$(80)	$(409)	$329
________________
(1)See “—Non-GAAP Financial Measures” for further details and a reconciliation of such non-GAAP measures to their nearest comparable GAAP measures.
Current Housing Environment
The U.S. economy continues to show steady growth, unemployment remains low and, while inflation has slowed from its peak, it remains above the Federal Reserve’s targeted 2% inflation rate. Since the start of the year, 30-year fixed mortgage rates

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
have climbed by approximately 50 basis points as recent economic data suggests that interest rate decreases are less imminent than previously expected.
In the first quarter of 2024, housing market transactions were at an annual rate of approximately 4 million, below the 10 year average of over 5 million annual transactions. This is due to a combination of many homeowners locked into existing low-rate mortgages and home buyer affordability constraints. Against that backdrop, we have continued to observe balanced supply and demand, which has translated through to stable short-term home prices.

We expect transaction volumes to gradually increase as mortgage rates eventually decline and demographic factors contribute to natural home turnover. In the interim, we look to drive growth by gaining market share through increased brand awareness and expansions across our partnership channels. We will continue to preserve flexibility in setting spreads to operate against a range of macroeconomic outcomes in 2024.
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
We are steadily growing our reach via our partnership channels with homebuilders, agents, and online real estate platforms. We have relationships with the three largest online real estate platforms, Zillow, Redfin and Realtor.com, which collectively reach millions of unique monthly visitors. We launched our partnership agreement with Zillow, Inc. in early 2023, allowing home sellers on the Zillow, Inc. platform to request an offer directly from Opendoor, and creating an additional channel for us to drive brand awareness and acquire customers. As of March 31, 2024, our partnership was live in 45 markets. In the fourth quarter of 2023, we announced a new partnership agreement with eXp Realty, the largest independent real estate company in the world. At the end of February 2024, our eXp Realty partnership went live, enabling eXp Realty’s agents to easily request an Opendoor cash offer on qualifying properties directly within their eXp dashboard to present alongside the option of a market listing for their client’s home. In addition to driving incremental acquisitions, we expect this partnership to build our brand awareness within the agent community and serve as another avenue for sellers to learn about the benefits of our flagship cash offer.
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
Market Footprint
The following table represents the number of markets we operated in as of the periods presented:

	March 31,	Year Ended December 31,
(in whole numbers)	2024	2023	2022	2021
Number of markets (at period end)	50	50	53	44
Due to the deteriorating macro environment in 2022 and 2023, we slowed down our new market expansion plans and are focused on expanding our share in our existing markets.

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
Inventory Management
Effectively managing our overall inventory position and balancing growth, margin, and risk are critical to our financial performance. Since our inception, we have prioritized investment in our pricing capabilities across our home acquisition processes and our forecasting and resale systems, and will continue to do so. As part of our overall risk management framework, we consider both individual market and aggregate portfolio exposures. We typically seek to maximize the resale margin performance of our inventory in the context of managing overall risk and inventory health through monitoring sell-through rates, holding periods, and portfolio aging, and we will adjust down listed prices on our inventory when appropriate to stay in-line with market sell-through rates and drive resale clearance. We also adjust the spreads embedded in our offers to respond to current market conditions, both at a macro and local level. (Spreads are defined as total discount to our home valuation at time of offer less the Opendoor service fee of 5%.)
Real estate inventory is reviewed for valuation adjustments on a quarterly basis. If the carrying amount for a given home is not expected to be recovered, an inventory valuation adjustment is recorded to cost of revenue and the home’s carrying value is adjusted to its net realizable value. Inventory valuation adjustments are not offset by any expected gains and are not reversed or adjusted should the expected net realizable value subsequently increase. We recorded inventory valuation adjustments of $7 million and $23 million during the three months ended March 31, 2024 and March 31, 2023, respectively. See “Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Real Estate Inventory” in our Annual Report on Form 10-K for the year ended December 31, 2023.
As one key measure of inventory management performance, we evaluate our portfolio metrics relative to the broader market (as observed on the multiple listing services (“MLS”)). One such metric is our percentage of homes “on the market” for greater than 120 days as measured from initial listing date. As of March 31, 2024, such homes represented 15% of our portfolio, compared to 19% for the broader market when filtered for the types of homes we are able to underwrite and acquire in a given market based on characteristics such as price range, home type, home location, year built and lot size (which we refer to as our “buybox”).
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
The following table presents a reconciliation of our Adjusted Gross Profit (Loss) and Contribution Profit (Loss) to our gross profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
(in millions, except percentages)	2024	2023
Revenue (GAAP)	$1,181	$3,120
Gross profit (GAAP)	$114	$170
Gross Margin	9.7%	5.4%
Adjustments:
Inventory valuation adjustment – Current Period(1)(2)	7	23
Inventory valuation adjustment – Prior Periods(1)(3)	(17)	(295)
Adjusted Gross Profit (Loss)	$104	$(102)
Adjusted Gross Margin	8.8%	(3.3)%
Adjustments:
Direct selling costs(4)	(34)	(85)
Holding costs on sales – Current Period(5)(6)	(5)	(13)
Holding costs on sales – Prior Periods(5)(7)	(8)	(41)
Contribution Profit (Loss)	$57	$(241)
Contribution Margin	4.8%	(7.7)%
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Adjusted Net Loss and Adjusted EBITDA
We also present Adjusted Net Loss and Adjusted EBITDA, which are non-GAAP financial measures that management uses to assess our underlying financial performance. These measures are also commonly used by investors and analysts to compare the underlying performance of companies in our industry. We believe these measures provide investors with meaningful period over period comparisons of our underlying performance, adjusted for certain charges that are non-cash, not directly related to our revenue-generating operations, not aligned to related revenue, or not reflective of ongoing operating results that vary in frequency and amount.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table presents a reconciliation of our Adjusted Net Loss and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
(in millions, except percentages)	2024	2023
Revenue (GAAP)	$1,181	$3,120
Net loss (GAAP)	$(109)	$(101)
Adjustments:
Stock-based compensation	33	42
Equity securities fair value adjustment(1)	2	(1)
Intangibles amortization expense(2)	2	2
Inventory valuation adjustment – Current Period(3)(4)	7	23
Inventory valuation adjustment – Prior Periods(3)(5)	(17)	(295)
Gain on extinguishment of debt	—	(78)
Other(6)	2	(1)
Adjusted Net Loss	$(80)	$(409)
Adjustments:
Depreciation and amortization, excluding amortization of intangibles	11	12
Property financing(7)	32	60
Other interest expense(8)	5	14
Interest income(9)	(18)	(18)
Adjusted EBITDA	$(50)	$(341)
Adjusted EBITDA Margin	(4.2)%	(10.9)%
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
(6)Includes primarily gain or loss on the sale of available for sale securities, sublease income, gain or loss on the disposal of property and equipment, and income from equity method investments.
(7)Includes interest expense on our non-recourse asset-backed debt facilities.
(8)Includes amortization of debt issuance costs and loan origination fees, commitment fees, unused fees, other interest related costs on our asset-backed debt facilities, and interest expense related to the 2026 Notes outstanding.
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
Interest Expense
Interest expense consists primarily of interest paid or payable and the amortization of debt discounts and debt issuance costs. Interest expense varies period over period, primarily due to fluctuations in our inventory volumes and changes in the floating benchmark interest rates (“Benchmark Rates”), based on the secured overnight financing rate (“SOFR”), plus an applicable margin, which impact the interest incurred on our senior revolving credit facilities (see “— Liquidity and Capital Resources — Debt and Financing Arrangements”).

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
Other Income — Net
Other income – net consists primarily of interest income on our Cash and Restricted cash balances and from our investment in money market funds, time deposits, and debt securities as well as changes in fair value of, and dividend income from, our investment in equity securities.
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

Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Three Months Ended March 31,		Change in
(in thousands, except percentages)	2024	2023	$	%
Revenue	$1,181	$3,120	$(1,939)	(62)%
Cost of revenue	1,067	2,950	(1,883)	(64)%
Gross profit	114	170	(56)	(33)%
Operating expenses:
Sales, marketing and operations	113	188	(75)	(40)%
General and administrative	47	66	(19)	(29)%
Technology and development	41	40	1	3%
Total operating expenses	201	294	(93)	(32)%
Loss from operations	(87)	(124)	37	(30)%
Gain on extinguishment of debt	—	78	(78)	(100)%
Interest expense	(37)	(74)	37	(50)%
Other income-net	15	19	(4)	(21)%
Loss before income taxes	(109)	(101)	(8)	8%
Income tax expense	—	—	—	N/M
Net loss	$(109)	$(101)	$(8)	8%
N/M - Not meaningful.

Revenue
Revenue decreased by $1.9 billion, or 62%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in revenue was primarily attributable to lower sales volumes in the first quarter of 2024. We sold 3,078 homes during the three months ended March 31, 2024, compared to 8,274 homes during the three months ended March 31, 2023, representing a decrease of 63%. Revenue per home sold increased 2% between the same periods. The decrease in sales volumes was a result of the proactive reduction of our inventory acquisition pace beginning in the third quarter of 2022

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
via higher spreads embedded in our offers and lower marketing investment in reaction to volatility in the U.S. housing market. The Company entered 2024 with 5,326 homes in inventory as compared to 12,788 homes in inventory at the start of 2023, representing a 58% decrease of homes available for resale.
Cost of Revenue and Gross Profit
Cost of revenue decreased by $1.9 billion, or 64%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease in cost of revenue was primarily attributable to lower sales volumes and a 3% decrease in cost of revenue per home, excluding valuation adjustments on homes in inventory at period end, due to the slowdown in inventory acquisition pacing as discussed above. In addition, the decrease in cost of revenue is attributable to a decrease in inventory valuation adjustments on homes in inventory at period end, which were $7 million for the three months ended March 31, 2024 compared to $23 million for the three months ended March 31, 2023. The decrease in inventory valuation adjustments reflects relative home price stabilization as well as higher spreads embedded in our home acquisition offers.
Gross profit decreased from $170 million to $114 million and gross margin increased from 5.4% to 9.7% for the three months ended March 31, 2023 and March 31, 2024, respectively. For the same periods, Adjusted Gross Margin increased from (3.3)% to 8.8% and Contribution Margin increased from (7.7)% to 4.8%. The increase in gross margin, Adjusted Gross Margin and Contribution Margin reflects relative home price stabilization as well as higher spreads embedded in our acquisition offers beginning in the third quarter of 2022. The increase in gross profit is also attributable to a decrease in inventory valuation adjustments on homes in inventory at period end, which were $7 million for the three months ended March 31, 2024 compared to $23 million for the three months ended March 31, 2023. Contribution Margin and Adjusted Gross Margin are non-GAAP financial measures. See “— Non-GAAP Financial Measures” for further details and a reconciliation of such non-GAAP measures to their nearest comparable GAAP measures.
Operating Expenses
Sales, Marketing and Operations. Sales, marketing and operations decreased by $75 million, or 40%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily attributable to a $51 million decrease in resale transaction costs and broker commissions, consistent with the 62% decrease in revenue during the same period. Property holding costs decreased by $13 million, consistent with decreased inventory levels compared to the three months ended March 31, 2023. In addition, for the same period, headcount expenses, including salaries and benefits, and contingent labor expenses decreased $11 million, which was largely attributable to workforce reductions and a reduction in contingent labor in 2023. Advertising expense remained consistent at $27 million for the three months ended March 31, 2023 and March 31, 2024.
General and Administrative. General and administrative decreased by $19 million, or 29%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was mainly attributable to an $11 million decrease in stock-based compensation, which was primarily related to the forfeiture of certain executive restricted stock units (“RSUs”), including performance-based awards. Headcount expenses, including salaries and benefits, decreased $2 million, which was primarily attributable to workforce reductions in 2023. In addition, depreciation expense decreased $2 million due to a decrease in fixed asset additions and an increase in fully depreciated assets during 2023.
Technology and Development. Technology and development changed by a nominal amount for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Gain on Extinguishment of Debt
Gain on extinguishment of debt decreased by $78 million, or 100%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The gain on extinguishment of debt during the three months ended March 31, 2023 resulted from the Company’s partial repurchase of its 2026 Notes in March 2023 at a discount net of unamortized deferred costs associated with the 2026 Notes, partially offset by expenses related to partial debt extinguishments.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Interest Expense
Interest expense decreased by $37 million, or 50%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily attributable to a significant decrease in average balances in our non-recourse asset-backed debt as well as a reduction in our weighted average interest rate as a result of a partial repayment of our outstanding mezzanine debt and repayment of all floating-rate senior revolving credit facilities.
Other Income — Net
Other income – net decreased by $4 million, or 21%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily attributable to a change in fair value adjustments on marketable securities and to lower interest income due to a reduction in the average cash, cash equivalents and restricted cash balances.
Income Tax Expense
Income tax expense changed by a nominal amount for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities. As of March 31, 2024, we had cash and cash equivalents of $953 million, restricted cash of $333 million, and marketable securities of $37 million. The decline in our cash, cash equivalents and marketable securities balance of $78 million as compared to December 31, 2023 resulted primarily from operating losses. The decrease in our restricted cash balance of $208 million as compared to December 31, 2023 was primarily a result of the $114 million increase in real estate inventory and $100 million principal payments on non-recourse asset-backed debt.
As of March 31, 2024, the Company had total outstanding balances on our asset-backed debt of $2.1 billion and aggregate principal outstanding from convertible senior notes of $381 million. In addition, we had undrawn borrowing capacity of $6.0 billion under our non-recourse asset-backed debt facilities (as described further below), of which $400 million was committed.
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
We have incurred losses from inception through March 31, 2024, with the exception of net income during the three months ended March 31, 2022 and three months ended June 30, 2023, and we expect to incur additional losses in the future. Our ability to service our debt and fund working capital, business operations and capital expenditures will depend on our ability to generate cash from operating activities, which is subject to our future operating success, and ability to obtain inventory acquisition financing on reasonable terms, which is subject to factors beyond our control, including potential economic recession, rising interest rates, inflation and general economic, political and financial market conditions.
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
Our asset-backed facilities are each collateralized by a specified pool of assets, consisting of real estate inventory, restricted cash and equity interests in certain consolidated subsidiaries of Opendoor that directly or indirectly own our real estate inventory. The terms of our inventory financing facilities require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). As of March 31, 2024, the Company was in compliance with all financial covenants.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table summarizes certain details related to our non-recourse asset-backed debt and other secured borrowings as of March 31, 2024 (in millions, except interest rates):

		Outstanding Amount
March 31, 2024	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$—	$—	—%	June 30, 2025	June 30, 2025
Revolving Facility 2018-3	1,000	—	—	—%	September 29, 2026	September 29, 2026
Revolving Facility 2019-1	300	—	—	—%	August 15, 2025	August 15, 2025
Revolving Facility 2019-2	550	—	—	—%	October 3, 2025	October 2, 2026
Revolving Facility 2019-3	925	—	—	—%	April 5, 2024	April 5, 2024
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	100	—	100	3.48%	January 2, 2025	April 1, 2025
Term Debt Facility 2021-S2	400	—	300	3.20%	September 10, 2025	March 10, 2026
Term Debt Facility 2021-S3	1,000	—	750	3.75%	January 31, 2027	July 31, 2027
Term Debt Facility 2022-S1	250	—	250	4.07%	March 1, 2025	September 1, 2025
Total	$5,525	$—	$1,400
Issuance Costs		—	(11)
Carrying Value		$—	$1,389

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	2,000	—	500	10.00%	April 1, 2025	April 1, 2026
Term Debt Facility 2022-M1	500	—	150	10.00%	September 15, 2025	September 15, 2026
Total	$2,500	$—	$650
Issuance Costs			(3)
Carrying Value			$647

Total Non-Recourse Asset-backed Debt	$8,025	$—	$2,036
Asset-backed Senior Revolving Credit Facilities
We classify the senior revolving credit facilities as current liabilities on our condensed consolidated balance sheets. In some cases, the borrowing capacity amounts under the asset-backed senior revolving credit facilities as reflected in the table are not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. As of March 31, 2024, we had committed borrowing capacity with respect to asset-backed senior revolving credit facilities of $400 million.
The revolving period end dates and final maturity dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. Certain of our asset-backed senior revolving credit facilities also have additional extension options that are subject to lender approval that are not reflected in the table above. On April 4, 2024, the Company entered into an amendment to Revolving Facility 2019-3, providing for $100 million of borrowing capacity with a revolving period end date of April 4, 2025 and a final maturity date of April 3, 2026, which is inclusive of any extensions that are at the sole discretion of the Company.
Asset-backed Senior Term Debt Facilities
We classify our senior term debt facilities as non-current liabilities in our condensed consolidated balance sheets. The carrying value of the non-current liabilities is reduced by issuance costs of $11 million. In some cases, the borrowing capacity amounts under the asset-backed senior term debt facilities as reflected in the table are not fully committed and any borrowings

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
above the committed amounts are subject to the applicable lender’s discretion. As of March 31, 2024, we had committed borrowing capacity with respect to asset-backed senior term debt facilities of $1.4 billion.
The withdrawal period end dates and final maturity dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. Certain of our asset-backed senior term debt facilities also have additional extension options that are subject to lender approval that are not reflected in the table above.
Asset-backed Mezzanine Term Debt Facilities
In addition to the asset-backed senior revolving credit facilities and asset-backed senior term debt facilities, we have issued asset-backed mezzanine term debt facilities which are subordinated to the related senior facilities. The borrowing capacity amounts under the asset-backed mezzanine term debt facilities as reflected in the table are not fully committed and any borrowing above the committed amounts are subject to the applicable lender’s discretion. As of March 31, 2024, we had committed borrowing capacity with respect to asset-backed mezzanine term debt facilities of $650 million.
Convertible Senior Notes
In August 2021, we issued the 2026 Notes with an aggregate principal amount of $978 million. The table below summarizes certain details related to our 2026 Notes (in millions), as of March 31, 2024, which includes certain repurchases:

March 31, 2024	Remaining Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2026 Notes	$381	$(5)	$376
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as well as the assets, liabilities and equity related to Opendoor Technologies Inc. (Parent Company Only) (“Parent Company”) and subsidiaries that are not VIEs, as of March 31, 2024 (in millions):

		VIE	Non-VIE	Total
CURRENT ASSETS:
Cash and cash equivalents		$—	$953	$953
Restricted cash		322	11	333
Marketable securities		—	37	37
Escrow receivable		14	1	15
Real estate inventory		1,864	34	1,898
Inventory valuation adjustment		(16)	(1)	(17)
Real estate inventory, net		1,848	33	1,881
Other current assets		27	38	65
Total current assets		2,211	1,073	3,284
OTHER ASSETS	(1)	—	120	120
TOTAL ASSETS		$2,211	$1,193	$3,404

CURRENT LIABILITIES:
Other current liabilities	(2)	$28	$46	$74
Total current liabilities		28	46	74
Non-current asset-backed mezzanine term debt		647	—	647
Non-current asset-backed senior term debt		1,389	—	1,389
CONVERTIBLE SENIOR NOTES		—	376	376
LEASE LIABILITIES – Net of current portion		—	18	18
OTHER LIABILITIES		—	1	1
TOTAL LIABILITIES		$2,064	$441	$2,505

SHAREHOLDERS’ EQUITY:		$147	$752	$899
________________
(1)The Company’s consolidated Other Assets include the following assets as shown in the Condensed Consolidated Balance Sheets: Property and Equipment - Net, $66 million; Right of Use Assets, $23 million; Goodwill, $4 million; Intangibles - Net, $4 million; and Other Assets, $23 million.
(2)The Company’s consolidated Other Current Liabilities include the following liabilities as shown in the Condensed Consolidated Balance Sheets: Accounts Payable and Other Accrued Liabilities, $69 million; Interest Payable, $1 million; and Lease Liabilities - Current, $4 million.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in millions)	2024	2023
Net cash (used in) provided by operating activities	$(178)	$2,162
Net cash provided by investing activities	$22	$30
Net cash used in financing activities	$(98)	$(1,325)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(254)	$867
Net Cash (Used in) Provided by Operating Activities
Net cash (used in) provided by operating activities was $(178) million and $2.2 billion for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, cash used in operating activities was primarily driven by the $114 million increase in real estate inventory and our net loss, net of non-cash items, of $49 million. For the three months ended March 31, 2023, cash provided by operating activities was primarily driven by the $2.3 billion decrease in real estate inventory.
Net Cash Provided by Investing Activities
Net cash provided by investing activities was $22 million and $30 million for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, cash provided by investing activities primarily consisted of a net decrease in marketable securities of $30 million, partially offset by an $8 million increase in property and equipment principally related to the capitalization of internally developed software. For the three months ended March 31, 2023, cash provided by investing activities primarily consisted of a decrease in marketable securities of $38 million, partially offset by an $8 million increase in property and equipment.
Net Cash Used in Financing Activities
Net cash used in financing activities was $98 million and $1.3 billion for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, cash used in financing activities was primarily attributable to $100 million principal payments on non-recourse asset-backed debt. For the three months ended March 31, 2023, cash provided by financing activities was primarily attributable to $1.2 billion net principal payments on non-recourse asset-backed debt.
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, except for the

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
categories of contractual obligations included in the table below, which have been updated to reflect our contractual obligations as of March 31, 2024:

	Payment Due by Year
(in millions)	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Senior and mezzanine term debt facilities(1)	$2,317	$116	$1,442	$759	$—
Convertible senior notes(2)	383	1	382	—	—
Operating lease(3)	33	7	10	9	7
Purchase commitments(4)	906	906	—	—	—
Total	$3,639	$1,030	$1,834	$768	$7
______________
(1)Represents the principal amounts outstanding as of March 31, 2024 and estimated interest payments assuming the principal balances remain outstanding until maturity. The final maturity dates of the senior and mezzanine term debt facilities vary, as discussed above.
(2)Represents the principal amounts outstanding as of March 31, 2024 and interest payments assuming the principal balances remain outstanding until maturity.
(3)Represents future payments for long-term operating leases that have commenced, or have been executed but not yet commenced, as of March 31, 2024.
(4)As of March 31, 2024, we were under contract to purchase 2,611 homes for an aggregate purchase price of $906 million.
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
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the condensed consolidated financial statements. Based on this definition, critical accounting policies and estimates are discussed in “Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these critical accounting estimates during the first three months of 2024. In addition, we have other key accounting policies and estimates that are described in “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 1. Description of Business and Accounting Policies” in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
We are subject to market risk by way of changes in interest rates on borrowings under our inventory financing facilities. As of March 31, 2024, the Company had total outstanding balances on our asset-backed debt of $2.1 billion, with an average duration of 2.4 years. Total fixed interest expense for the three months ended March 31, 2024 was $32 million. As of March 31, 2024 and December 31, 2023, 100% of our outstanding borrowings were at a fixed rate and did not utilize floating benchmark reference rates. Accordingly, we estimate that a one percentage point increase in applicable benchmark rates would not have resulted in an impact on our annual interest expense.
In future periods, we may draw upon our Asset-backed Senior Revolving Credit Facilities that bear interest at floating benchmark reference rates based on the secured overnight financing rate (“SOFR”), plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. Many of our floating rate debt facilities also had benchmark rate floors.
Inflation Risk
We believe the inflation experienced in 2022 and 2023, which is still ongoing, has impacted the cost of goods and services that we consume, such as labor and materials costs for home repairs. We endeavor to offset these impacts in our business through appropriately considering them in our pricing and operational models. However, if our costs were to become subject to significant incremental inflationary pressure, we may not be able to fully offset such higher costs by adjusting our operational model or our pricing methodology. Our inability to do so could harm our business, results of operations and financial condition.
In addition, in response to ongoing inflationary pressures in the U.S., the Federal Reserve has implemented a number of increases to the federal funds rate since 2022. See “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Housing Environment” for a discussion of the impact of the increased federal funds rate on mortgage interest rates and our business.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OPENDOOR TECHNOLOGIES INC.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item 1 is incorporated herein by reference to the discussion in Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 13. Commitments and Contingencies – Legal Matters.
In addition to the legal matters referenced above, we are currently and have in the past been subject to legal proceedings and regulatory actions in the ordinary course of business. We do not anticipate that the ultimate liability, if any, arising out of any such matters will have a material effect on our financial condition, results of operations or cash flows. In the future, we may be subject to further legal proceedings and regulatory actions in the ordinary course of business and we cannot predict whether any such proceeding or matter will have a material effect on our financial condition, results of operations or cash flows.
Item 1A. Risk Factors.
In the course of conducting our business operations, we are exposed to a variety of risks. You should carefully consider the risks described below, the risks described in “Part I – Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "Annual Report"), as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and related notes and “Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations,” before deciding whether to invest in our common stock. Any of the risk factors we described in “Part I – Item 1A. Risk Factors,” in our Annual Report or in subsequent periodic reports, have affected or could materially and adversely affect our business, financial condition, results of operations, and prospects. The market price of shares of our common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Certain statements in “Risk Factors” are forward-looking statements. See “Forward-Looking Statements.”
There have been no material changes to the Company’s risk factors since the Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of September 15, 2020, by and among Social Capital Hedosophia Corp. II, Hestia Merger Sub Inc. and Opendoor Labs Inc.	8-K	001-39253	2.1	09/17/2020

OPENDOOR TECHNOLOGIES INC.

3.1		Certificate of Incorporation of Opendoor Technologies Inc.	8-K	001-39253	3.1	12/18/2020
3.2		Amended and Restated Bylaws of Opendoor Technologies Inc.	8-K	001-39253	3.1	01/24/2023
4.1		Specimen Common Stock Certificate of Opendoor Technologies Inc.	S-4/A	333-249302	4.5	11/06/2020
4.2		Warrant Agreement, dated July 28, 2022, between Opendoor Technologies Inc. and Zillow, Inc.	8-K	001-39253	99.2	08/05/2022
10.1	#	Opendoor Technologies Inc. Executive Severance Plan					*
10.2	#	Form of Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement under 2020 Incentive Award Plan					*
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2		Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1		Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH		Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104		Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*
________________
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

OPENDOOR TECHNOLOGIES INC.
SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENDOOR TECHNOLOGIES INC.

Date:	May 02, 2024	By:	/s/ Carrie Wheeler

			Name:	Carrie Wheeler
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 02, 2024	By:	/s/ Christina Schwartz

			Name:	Christina Schwartz
			Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)