Form 10-Q
period 2024-06-30
Opendoor Technologies Inc.
filed 2024-08-01
CIK 1801169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s common stock outstanding as of July 25, 2024 was approximately 703,004,574.

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
•changes in general economic and financial conditions (including federal monetary policy, interest rates, inflation, actual or anticipated recession, home price fluctuations, and housing inventory), as well as the probability of such changes occurring, that may impact demand for our products and services, lower our profitability or reduce our access to future financings;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

		June 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$790	$999
Restricted cash		121	541
Marketable securities		19	69
Escrow receivable		24	9
Real estate inventory, net		2,234	1,775
Other current assets		61	52
Total current assets		3,249	3,445
PROPERTY AND EQUIPMENT – Net		71	66
RIGHT OF USE ASSETS		23	25
GOODWILL		4	4
INTANGIBLES – Net		2	5
OTHER ASSETS		23	22
TOTAL ASSETS	(1)	$3,372	$3,567
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities		$73	$64
Non-recourse asset-backed debt – current portion		315	—
Interest payable		1	1
Lease liabilities – current portion		4	5
Total current liabilities		393	70
NON-RECOURSE ASSET-BACKED DEBT – Net of current portion		1,739	2,134
CONVERTIBLE SENIOR NOTES		377	376
LEASE LIABILITIES – Net of current portion		18	19
OTHER LIABILITIES		—	1
Total liabilities	(2)	2,527	2,600
COMMITMENTS AND CONTINGENCIES (See Note 13)
SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 3,000,000,000 shares authorized; 698,843,166 and 677,636,163 shares issued, respectively; 698,843,166 and 677,636,163 shares outstanding, respectively		—	—
Additional paid-in capital		4,379	4,301
Accumulated deficit		(3,534)	(3,333)
Accumulated other comprehensive loss		—	(1)
Total shareholders’ equity		845	967
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$3,372	$3,567
________________
(1)The Company’s consolidated assets at June 30, 2024 and December 31, 2023 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $110 and $530; Real estate inventory, net, $2,183 and $1,735; Escrow receivable, $22 and $8; Other current assets, $21 and $10; and Total assets of $2,336 and $2,283, respectively.
(2)The Company’s consolidated liabilities at June 30, 2024 and December 31, 2023 include the following liabilities for which the VIE creditors do not have recourse to Opendoor: Accounts payable and other accrued liabilities, $34 and $28; Current portion of non-recourse asset-backed debt, $315 and $—; Interest payable, $1 and $1; Non-recourse asset-backed debt, net of current portion, $1,739 and $2,134; and Total liabilities, $2,089 and $2,163, respectively.
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are presented in thousands, and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE	$1,511	$1,976	$2,692	$5,096
COST OF REVENUE	1,382	1,827	2,449	4,777
GROSS PROFIT	129	149	243	319
OPERATING EXPENSES:
Sales, marketing and operations	116	124	229	312
General and administrative	48	44	95	110
Technology and development	37	39	78	79
Restructuring	—	10	—	10
Total operating expenses	201	217	402	511
LOSS FROM OPERATIONS	(72)	(68)	(159)	(192)
(LOSS) GAIN ON EXTINGUISHMENT OF DEBT	(1)	104	(1)	182
INTEREST EXPENSE	(30)	(53)	(67)	(127)
OTHER INCOME – Net	12	41	27	60
(LOSS) INCOME BEFORE INCOME TAXES	(91)	24	(200)	(77)
INCOME TAX EXPENSE	(1)	(1)	(1)	(1)
NET (LOSS) INCOME	$(92)	$23	$(201)	$(78)
Net (loss) income per share attributable to common shareholders:
Basic	$(0.13)	$0.04	$(0.29)	$(0.12)
Diluted	$(0.13)	$0.03	$(0.29)	$(0.12)
Weighted-average shares outstanding:
Basic	693,445	646,062	687,951	646,750
Diluted	693,445	667,159	687,951	646,750

See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
NET (LOSS) INCOME	$(92)	$23	$(201)	$(78)
OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized gain on marketable securities	—	1	1	2
COMPREHENSIVE (LOSS) INCOME	$(92)	$24	$(200)	$(76)
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except number of shares)
(Unaudited)

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE–March 31, 2024	688,560,794	$—	$4,341	$(3,442)	$—	$899
Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	10,197,935	—	—	—	—	—
Exercise of stock options	84,437	—	—	—	—	—
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	—	—	—	—	—	—
Stock-based compensation	—	—	38	—	—	38
Other comprehensive income	—	—	—	—	—	—
Net loss	—	—	—	(92)	—	(92)
BALANCE–June 30, 2024	698,843,166	$—	$4,379	$(3,534)	$—	$845

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE–December 31, 2023	677,636,163	$—	$4,301	$(3,333)	$(1)	$967
Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	19,395,881	—	—	—	—	—
Exercise of stock options	193,794	—	—	—	—	—
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	1,617,328	—	2	—	—	2
Stock-based compensation	—	—	76	—	—	76
Other comprehensive income	—	—	—	—	1	1
Net loss	—	—	—	(201)	—	(201)
BALANCE–June 30, 2024	698,843,166	$—	$4,379	$(3,534)	$—	$845

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except number of shares)
(Unaudited)

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE–March 31, 2023	647,607,920	$—	$4,198	$(3,159)	$(3)	$1,036
Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	8,894,761	—	—	—	—	—
Exercise of stock options	834,885	—	1	—	—	1
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	—	—	—	—	—	—
Stock-based compensation	—	—	25	—	—	25
Other comprehensive income	—	—	—	—	1	1
Net income	—	—	—	23	—	23
BALANCE–June 30, 2023	657,337,566	$—	$4,224	$(3,136)	$(2)	$1,086

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE–December 31, 2022	637,387,025	$—	$4,148	$(3,058)	$(4)	$1,086
Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	17,136,256	—	—	—	—	—
Exercise of stock options	2,169,854	—	2	—	—	2
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	644,431	—	1	—	—	1
Stock-based compensation	—	—	73	—	—	73
Other comprehensive income	—	—	—	—	2	2
Net loss	—	—	—	(78)	—	(78)
BALANCE–June 30, 2023	657,337,566	$—	$4,224	$(3,136)	$(2)	$1,086
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(201)	$(78)
Adjustments to reconcile net loss to cash, cash equivalents, and restricted cash (used in) provided by operating activities:
Depreciation and amortization	26	39
Amortization of right of use asset	3	4
Stock-based compensation	66	63
Inventory valuation adjustment	41	37
Changes in fair value of equity securities	4	(7)
Other	3	(1)
Proceeds from sale and principal collections of mortgage loans held for sale	—	1
Loss (gain) on extinguishment of debt	1	(182)
Changes in operating assets and liabilities:
Escrow receivable	(15)	17
Real estate inventory	(498)	3,259
Other assets	(10)	(3)
Accounts payable and other accrued liabilities	7	(31)
Interest payable	—	(10)
Lease liabilities	(4)	(6)
Net cash (used in) provided by operating activities	(577)	3,102
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(16)	(17)
Proceeds from sales, maturities, redemptions and paydowns of marketable securities	47	61
Proceeds from sale of non-marketable equity securities	—	1
Net cash provided by investing activities	31	45
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of convertible senior notes	—	(270)
Proceeds from exercise of stock options	—	2
Proceeds from issuance of common stock for ESPP	2	1
Proceeds from non-recourse asset-backed debt	217	236
Principal payments on non-recourse asset-backed debt	(302)	(2,099)
Payment for early extinguishment of debt	—	(4)
Net cash used in financing activities	(83)	(2,134)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(629)	1,013
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – Beginning of period	1,540	1,791
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	$911	$2,804
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid during the period for interest	$62	$126
DISCLOSURES OF NONCASH ACTIVITIES:
Stock-based compensation expense capitalized for internally developed software	$10	$10
RECONCILIATION TO CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$790	$1,120
Restricted cash	121	1,684
Cash, cash equivalents, and restricted cash	$911	$2,804

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
The Company completed a business combination with Social Capital Hedosophia Holdings Corp. II (“SCH”), a Cayman Islands exempted company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Business Combination, pursuant to which Opendoor Labs Inc. became a wholly owned subsidiary of SCH and SCH changed its name from “Social Capital Hedosophia Holdings Corp. II” to “Opendoor Technologies Inc.”, was completed on December 18, 2020, and was accounted for as a reverse recapitalization, in accordance with GAAP.
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements as of June 30, 2024 and December 31, 2023 and for the three and six month periods ended June 30, 2024 and 2023 include the accounts of Opendoor, its wholly owned subsidiaries and VIEs where the Company is the primary beneficiary. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements herein. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.
The accompanying interim condensed consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form     10-K for the year ended December 31, 2023 (“Annual Report”) filed on February 15, 2024.

At-The-Market Equity Offering

In May 2024, the Company entered into an at-the-market equity offering sales agreement (the “ATM Agreement”) with Barclays Capital Inc. and Virtu Americas LLC, as sales agents (the "Agents"), pursuant to which the Company may offer and sell, from time to time, through the Agents, shares of the Company’s common stock having an aggregate offering price of up to $200 million. Under the ATM Agreement, the Agents may sell shares by any method deemed to be an “at-the-market offering.” During the three and six months ended June 30, 2024, there was no activity pursuant to the ATM Agreement.

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
Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 1. Description of Business and Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the six-month period ended June 30, 2024, except as noted below.
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment and definite-lived intangible assets, among other long-lived assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. The impairment loss recognized for the periods presented is primarily related to impairment of certain internally developed software projects. The impairment loss recognized during the periods presented is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Technology and development	$—	$1	3	3
Total impairment loss	$—	$1	$3	$3
Stock-Based Compensation
RSUs
Prior to its listing, the Company granted restricted stock units (“RSUs”) with a performance condition, based on a liquidity event, as defined by the share agreement, as well as a service condition to vest, which was generally four years. The Company determined the fair value of RSUs based on the valuation of the Company’s common stock as of the grant date. No compensation expense was recognized for performance-based awards until the liquidity event occurred in February 2021.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
Subsequent to the occurrence of the liquidity event, compensation expense was recognized on an accelerated attribution basis over the requisite service period of the awards.
After the Company became listed, the Company began granting RSUs subject to a service condition to vest, which is generally two to four years. Compensation expense is recognized on a straight-line basis subject to a floor of the vested number of shares for each award. In the quarter ended March 31, 2024, the Company began granting RSUs to certain executive employees that contain a performance condition and service condition to vest. If the award is deemed probable of being earned, compensation expense is recognized on an accelerated attribution basis over the requisite service period of the award, which is generally three years. The Company reassesses the probability of achieving the performance condition at each reporting date during the performance period. The Company determines the fair value of RSUs based on the Company’s grant date closing stock price and recognizes forfeitures as they occur.
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
2.REAL ESTATE INVENTORY
The following table presents the components of inventory, net of applicable inventory valuation adjustments of $42 million and $27 million, as of June 30, 2024 and December 31, 2023, respectively (in millions):

	June 30, 2024	December 31, 2023
Work in progress	$406	$640
Finished goods:
Listed for sale	1,343	882
Under contract for sale	485	253
Total real estate inventory	$2,234	$1,775

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
As of June 30, 2024, the Company was in contract to purchase 1,793 homes for an aggregate purchase price of $607 million.
During the three and six months ended June 30, 2024, the Company recorded inventory valuation adjustments for real estate inventory of $34 million and $41 million, respectively, in Cost of revenue in the condensed consolidated statements of operations. During the three and six months ended June 30, 2023, the Company recorded inventory valuation adjustments for real estate inventory of $14 million and $37 million, respectively, in Cost of revenue in the condensed consolidated statements of operations.
3.CASH, CASH EQUIVALENTS, AND INVESTMENTS
The amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents, and marketable securities as of June 30, 2024 and December 31, 2023, are as follows (in millions):

	June 30, 2024
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$75	$—	$—	$75	$75	$—
Money market funds	715	—	—	715	715	—
Corporate debt securities	8	—	—	8	—	8
Equity securities	11	—	—	11	—	11
Total	$809	$—	$—	$809	$790	$19

	December 31, 2023
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$63	$—	$—	$63	$63	$—
Money market funds	936	—	—	936	936	—
Corporate debt securities	55	—	(1)	54	—	54
Equity securities	15	—	—	15	—	15
Total	$1,069	$—	$(1)	$1,068	$999	$69
During the three and six months ended June 30, 2024, the Company recognized $2 million and $4 million of net unrealized losses, respectively in the condensed consolidated statements of operations related to marketable equity securities held as of June 30, 2024. During the three and six months ended June 30, 2023, the Company recognized $6 million and $7 million of net unrealized gains, respectively, in the condensed consolidated statements of operations related to marketable equity securities held as of June 30, 2023.
A summary of debt securities with unrealized losses aggregated by period of continuous unrealized loss is as follows (in millions):

	Less than 12 Months		12 Months or Greater		Total
June 30, 2024	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$—	$—	$6	$—	$6	$—
Total	$—	$—	$6	$—	$6	$—

	Less than 12 Months		12 Months or Greater		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$—	$—	$54	$(1)	$54	$(1)
Total	$—	$—	$54	$(1)	$54	$(1)

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
There were no material net unrealized losses of the Company's available-for-sale debt securities as of June 30, 2024. Net unrealized losses of the Company's available-for-sale debt securities as of December 31, 2023 were $1 million. These unrealized losses are associated with the Company’s investments in corporate debt securities and were due to interest rate increases, and not credit-related events. The Company does not expect to be required to sell the investments before recovery of the amortized cost bases. As such, no allowance for credit losses is required as of June 30, 2024 or December 31, 2023.
The scheduled contractual maturities of debt securities as of June 30, 2024 are as follows (in millions):

June 30, 2024	Fair Value	Within 1 Year	After 1 Year through 5 Years
Corporate debt securities	$8	$8	$—
Total	$8	$8	$—
A summary of equity method investment balances as of June 30, 2024 and December 31, 2023 are as follows (in millions):

	June 30, 2024	December 31, 2023
Equity method investments	$20	$20
Total	$20	$20
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
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as of June 30, 2024 and December 31, 2023 (in millions):

	June 30, 2024	December 31, 2023
Assets
Restricted cash	$110	$530
Real estate inventory, net	2,183	1,735
Other(1)	43	18
Total assets	$2,336	$2,283
Liabilities
Non-recourse asset-backed debt	$2,054	$2,134
Other(2)	35	29
Total liabilities	$2,089	$2,163
________________
(1)Includes escrow receivable and other current assets.

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
5.CREDIT FACILITIES AND LONG-TERM DEBT
The following tables summarize certain details related to the Company's credit facilities and long-term debt as of June 30, 2024 and December 31, 2023 (in millions, except interest rates):

		Outstanding Amount
June 30, 2024	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$—	$—	—%	June 24, 2026	June 24, 2026
Revolving Facility 2018-3	1,000	162	—	8.27%	September 29, 2026	September 29, 2026
Revolving Facility 2019-1	300	—	—	—%	August 15, 2025	August 15, 2025
Revolving Facility 2019-2	550	—	—	—%	October 3, 2025	October 2, 2026
Revolving Facility 2019-3	100	53	—	8.29%	April 4, 2025	April 3, 2026
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	100	100	—	3.48%	January 2, 2025	April 1, 2025
Term Debt Facility 2021-S2	400	—	300	3.20%	September 10, 2025	March 10, 2026
Term Debt Facility 2021-S3	1,000	—	750	3.75%	January 31, 2027	July 31, 2027
Term Debt Facility 2022-S1	250	—	250	4.07%	March 1, 2025	September 1, 2025
Total	$4,700	$315	$1,300
Issuance Costs		—	(9)
Carrying Value		$315	$1,291

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	1,800	—	300	10.00%	April 1, 2025	April 1, 2026
Term Debt Facility 2022-M1	500	—	150	10.00%	September 15, 2025	September 15, 2026
Total	$2,300	$—	$450
Issuance Costs			(2)
Carrying Value			$448

Total Non-Recourse Asset-backed Debt	$7,000	$315	$1,739

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
As of June 30, 2024, the Company had total borrowing capacity with respect to its non-recourse asset-backed debt of $7.0 billion. Borrowing capacity amounts under non-recourse asset-backed debt as reflected in the table above are in some cases not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. Any amounts repaid for senior term and mezzanine term debt facilities reduce total borrowing capacity as repaid amounts are not available to be reborrowed. As of June 30, 2024, the Company had committed borrowing capacity with respect to the Company’s non-recourse asset-backed debt of $2.3 billion; this committed borrowing capacity is comprised of $400 million for senior revolving credit facilities, $1.4 billion for senior term debt facilities, and $450 million for mezzanine term debt facilities.

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
Asset-backed Senior Term Debt Facilities
The Company classifies its senior term debt facilities as current or non-current liabilities on the Company’s condensed consolidated balance sheets based on the applicable final maturity date.
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
Asset-backed Mezzanine Term Debt Facilities
The Company classifies its mezzanine term debt facilities as current or non-current liabilities on the Company’s condensed consolidated balance sheets based on the applicable final maturity date. These facilities are structurally and contractually subordinated to the related asset-backed senior debt facilities.

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
The terms of these inventory financing facilities and related financing documents require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). Certain of these financial covenants are calculated by reference to Opendoor Labs Inc. and its consolidated subsidiaries' assets and liabilities. As a result, under certain circumstances, this may limit the Company's flexibility to transfer assets from Opendoor subsidiaries to the Parent Company. At June 30, 2024 and December 31, 2023, $266 million and $275 million, respectively, of the Company’s net assets were restricted as they reflect minimum net asset requirements at Opendoor Labs Inc. As of June 30, 2024, the Company was in compliance with all financial covenants and no event of default had occurred.
Convertible Senior Notes
In August 2021, the Company issued 0.25% senior notes due in 2026 (the “2026 Notes”) with an aggregate principal amount of $978 million. The tables below summarize certain details related to the 2026 Notes (in millions, except interest rates):

June 30, 2024	Remaining Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2026 Notes	$381	$(4)	$377

June 30, 2024	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	Semi-Annual Interest Payment Dates	Conversion Rate	Conversion Price
2026 Notes	August 15, 2026	0.25%	0.78%	February 15; August 15	51.9926	$19.23
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
For the three and six months ended June 30, 2024, total interest expense on the Company's convertible senior notes was less than $1 million and $1 million, respectively. For the three and six months ended June 30, 2023, total interest expense on the Company's convertible senior notes was $1 million and $3 million, respectively.
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

June 30, 2024	Balance at Fair Value	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$8	$—	$8	$—
Equity securities	11	11	—	—
Total assets	$19	$11	$8	$—

December 31, 2023	Balance at Fair Value	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$54	$—	$54	$—
Equity securities	15	15	—	—
Total assets	$69	$15	$54	$—

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
Fair Value of Financial Instruments
The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis (in millions):

	June 30, 2024
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$790	$790	$790	$—
Restricted cash	121	121	121	—
Liabilities:
Non-recourse asset-backed debt	$2,054	$2,065	$—	$2,065
Convertible senior notes	377	308	—	308

	December 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$999	$999	$999	$—
Restricted cash	541	541	541	—
Liabilities:
Non-recourse asset-backed debt	$2,134	$2,150	$—	$2,150
Convertible senior notes	376	296	—	296

7.PROPERTY AND EQUIPMENT
Property and equipment as of June 30, 2024 and December 31, 2023, consisted of the following (in millions):

	June 30, 2024	December 31, 2023
Internally developed software	$128	$124
Computers	10	12
Security systems	6	19
Office equipment	2	3
Furniture and fixtures	2	2
Leasehold improvements	2	2
Software implementation costs	1	4
Total	151	166
Accumulated depreciation and amortization	(80)	(100)
Property and equipment – net	$71	$66
Depreciation and amortization expense of $9 million and $18 million was recorded for the three and six months ended June 30, 2024, respectively. Depreciation and amortization expense of $9 million and $19 million was recorded for the three and six months ended June 30, 2023, respectively.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
8.GOODWILL AND INTANGIBLE ASSETS
For the six months ended June 30, 2024 and the year ended December 31, 2023, there were no additions to goodwill. No impairment of goodwill was identified for the three and six months ended June 30, 2024 and 2023.
Intangible assets subject to amortization consisted of the following as of June 30, 2024 and December 31, 2023, respectively (in millions, except years):

June 30, 2024	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Developed technology	$17	$(16)	$1	0.3
Customer relationships	7	(6)	1	0.2
Trademarks	5	(5)	—	0.2
Intangible assets – net	$29	$(27)	$2

December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Developed technology	$17	$(13)	$4	0.8
Customer relationships	7	(6)	1	0.7
Trademarks	5	(5)	—	0.7
Intangible assets – net	$29	$(24)	$5
Amortization expense for intangible assets was $1 million and $3 million for the three and six months ended June 30, 2024, respectively. Amortization expense for intangible assets was $1 million and $3 million for the three and six months ended June 30, 2023, respectively.
As of June 30, 2024, expected amortization of intangible assets is as follows:

Fiscal Years	(In millions)
Remainder of 2024	$2
Total	$2
9.SHARE-BASED AWARDS
Stock options and RSUs
Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
A summary of the stock option activity for the six months ended June 30, 2024, is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance-December 31, 2023	7,820	$2.44	3.3	$16
Exercised	(194)	1.10
Expired	(17)	2.38
Balance-June 30, 2024	7,609	$2.48	2.8	$3
Exercisable-June 30, 2024	7,609	$2.48	2.8	$3
A summary of the RSU activity for the six months ended June 30, 2024, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested and outstanding-December 31, 2023	60,896	$4.05
Granted	24,133	2.63
Vested	(19,495)	4.14
Forfeited	(3,840)	5.08
Unvested and outstanding-June 30, 2024	61,694	$3.40
Restricted Shares
The Company has granted Restricted Shares to certain continuing employees, primarily in connection with acquisitions.
ESPP
The first offering period for the Company's 2020 Employee Stock Purchase Plan (“ESPP”) began on March 1, 2022. ESPP employee payroll contributions withheld as of June 30, 2024 were $2 million and are included within Accounts payable and other accrued liabilities in the condensed consolidated balance sheets. Payroll contributions withheld as of June 30, 2024 will be used to purchase shares at the end of the current ESPP purchase period ending on August 31, 2024.
The fair value of ESPP purchase rights is estimated at the date of grant using the Black-Scholes option-pricing valuation model. The following assumptions were applied in the model to estimate the grant-date fair value of the ESPP.

Six Months Ended June 30, 2024
Fair value	$1.26 - $1.56
Volatility	88.7% - 89.6%
Risk-free rate	4.94% - 5.27%
Expected life (in years)	0.5 - 1.0
Expected dividend	$—
As of June 30, 2024, total estimated unrecognized compensation expense related to the ESPP was $3 million. The unamortized compensation costs are expected to be recognized over the remaining term of the offering period of 0.6 years.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
Stock-based compensation expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function as presented in the condensed consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
General and administrative	$17	$5	$33	$32
Sales, marketing and operations	4	4	9	8
Technology and development	12	12	24	23
Total stock-based compensation expense	$33	$21	$66	$63
As of June 30, 2024, there was $179 million of unamortized stock-based compensation costs related to unvested RSUs. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 1.9 years.
10.WARRANTS
Marketing Warrants
On July 28, 2022, the Company entered into a warrant agreement with Zillow, Inc. (“Zillow”) in connection with a partnership arrangement that allows for Zillow to purchase up to 6 million shares of common stock that will vest in tranches (each, a “Tranche”) upon Zillow providing resale marketing services to the Company. As of June 30, 2024, no warrant shares had vested.
11.INCOME TAXES
The Company's tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter.
The Company’s provision for income taxes, which consisted of state taxes in the United States and foreign income taxes in Canada and India was $1 million and $1 million for the three and six months ended June 30, 2024, respectively, with an effective tax rate of (0.65)% and (0.40)%, respectively. The Company's provision for income taxes was less than $1 million and $1 million for the three and six months ended June 30, 2023, respectively, with an effective tax rate of 1.48% and (0.77)%, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the recording of a full valuation allowance against the net deferred tax assets.
The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets by jurisdiction. Based on the Company’s history of operating losses, including a three-year cumulative loss position, the Company believes that based on the weight of available evidence, it is more likely than not that all of the deferred tax assets in the U.S. will not be realized and recorded a full valuation allowance of its federal and state net deferred tax assets as of June 30, 2024 and December 31, 2023.
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
12.NET (LOSS) INCOME PER SHARE
Basic net (loss) income per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed based on the weighted average number of

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. During the periods when there is a net loss, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. No dividends were declared or paid for the three and six months ended June 30, 2024 or 2023.
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
The following table sets forth the computation of the Company’s basic and diluted net (loss) income per share attributable to common shareholders for the three and six months ended June 30, 2024 and 2023 (in millions, except share amounts which are presented in thousands, and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic net (loss) income per share:
Numerator:
Net (loss) income	$(92)	$23	$(201)	$(78)
Denominator:
Weighted average shares outstanding – basic	693,445	646,062	687,951	646,750
Basic net (loss) income per share	$(0.13)	$0.04	$(0.29)	$(0.12)
Diluted net (loss) income per share:
Numerator:
Net (loss) income	$(92)	$23	$(201)	$(78)
Denominator:
Weighted average shares outstanding – basic	693,445	646,062	687,951	646,750
Plus: Dilutive effect of employee stock-based awards	—	21,097	—	—
Weighted average shares outstanding – diluted	693,445	667,159	687,951	646,750
Diluted net (loss) income per share	$(0.13)	$0.03	$(0.29)	$(0.12)
There were no preferred dividends declared or accumulated for the periods presented.
For both the three and six months ended June 30, 2024, 72,687 thousand shares were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period. For the three and six months ended June 30, 2023, 30,577 thousand and 80,603 thousand shares, respectively were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period.
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
On October 7, 2022 and November 22, 2022, purported securities class action lawsuits were filed in the United States District Court for the District of Arizona, captioned Alich v. Opendoor Technologies Inc., et al. (Case No. 2:22-cv-01717-JFM) (“Alich”) and Oakland County Voluntary Employee’s Beneficiary Association, et al. v. Opendoor Technologies Inc., et al. (Case No. 2:22-cv-01987-GMS) (“Oakland County”), respectively. The lawsuits were consolidated into a single action, captioned In re Opendoor Technologies Inc. Securities Litigation (Case No. 2:22-CV-01717-MTL). The consolidated amended complaint names as defendants the Company, Social Capital Hedosophia Holdings Corp. II (SCH"), certain of the Company’s current and former officers and directors and the underwriters of a securities offering the Company made in February 2021. The complaint alleges that the Company and certain officers violated Section 10(b) of the Exchange Act and SEC Rule 10b-5, and that the Company, SCH, certain officers and directors and the underwriters violated Section 11 of the Securities Act, in each case by making materially false or misleading statements related to the effectiveness of the Company’s pricing algorithm. The plaintiffs also allege that certain defendants violated Section 20(a) of the Exchange Act and Section 15 of the Securities Act, respectively, which provide for control person liability. The complaint asserts claims on behalf of all persons and entities that purchased, or otherwise acquired, Company common stock between December 21, 2020 and November 3, 2022 or pursuant to offering documents issued in connection with our business combination with SCH and the secondary public offering conducted by the Company in February 2021. The plaintiffs seek class certification, an award of unspecified compensatory damages, an award of interest and reasonable costs and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper. The defendants filed motions to dismiss on June 30, 2023, which the court granted on February 27, 2024 without prejudice. On May 14, 2024, the court granted plaintiffs’ motion for reconsideration of certain portions of the court’s order dismissing the complaint. The court’s orders on the motion to dismiss and motion for reconsideration dismissed all Exchange Act claims and Securities Act claims except for a portion of plaintiffs’ claims brought under Section 11 and Section 15 of the Securities Act. Defendants filed answers to the complaint on July 12, 2024. The Company continues to believe that the allegations in the complaint are without merit and intends to vigorously defend itself in the matter.
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
The following table presents the activity of the restructuring liability as of June 30, 2024 (in millions):

June 30, 2024
Balance-December 31, 2023	$3
Additions charged to expense	—
Cash payments	(3)
Balance- June 30, 2024	$—
15.SUBSEQUENT EVENTS
On July 31, 2024, a consolidated subsidiary of the Company, Mainstay Labs Inc. (“Mainstay”), formerly Open Exchange Labs Inc., issued Series A Preferred Stock to third-party investors (the “Fundraise”). Mainstay is a market intelligence and transaction platform for the single-family rental industry. The Company will maintain less than 50% ownership, on a fully diluted basis, in Mainstay. The Company is in the process of assessing the financial statement impact of the Fundraise.
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
Overview
Opendoor’s mission is to power life’s progress, one move at a time. Residential real estate is a trillion-dollar industry underpinned by a process that is complicated, time-consuming, stressful, and offline. We believe all consumers deserve to buy, sell, and move between homes with simplicity and confidence, and we have dedicated almost a decade to delivering on this vision. We have built unique pricing and operations capabilities to become one of the largest buyers and sellers of homes in the United States. Since our founding, we have helped customers to buy or sell homes in over 261,000 transactions and have expanded our footprint to 50 markets across the country.
Financial Highlights and Operating Metrics

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages, homes purchased, homes sold, number of markets, and homes in inventory)	2024	2023	Change	2024	2023	Change
Revenue	$1,511	$1,976	$(465)	$2,692	$5,096	$(2,404)
Gross profit	$129	$149	$(20)	$243	$319	$(76)
Gross margin	8.5%	7.5%		9.0%	6.3%
Net (loss) income	$(92)	$23	$(115)	$(201)	$(78)	$(123)
Number of markets (at period end)	50	53	(3)	50	53	(3)
Homes sold	4,078	5,383	(1,305)	7,156	13,657	(6,501)
Homes purchased	4,771	2,680	2,091	8,229	4,427	3,802
Homes in inventory (at period end)	6,399	3,558	2,841	6,399	3,558	2,841
Inventory (at period end)	$2,234	$1,149	$1,085	$2,234	$1,149	$1,085
Percentage of homes “on the market” for greater than 120 days (at period end)	14%	24%		14%	24%
Non-GAAP Financial Highlights (1)
Contribution Profit (Loss)	$95	$(90)	$185	$152	$(331)	$483
Contribution Margin	6.3%	(4.6)%		5.6%	(6.5)%
Adjusted EBITDA	$(5)	$(168)	$163	$(55)	$(509)	$454
Adjusted EBITDA Margin	(0.3)%	(8.5)%		(2.0)%	(10.0)%
Adjusted Net Loss	$(31)	$(197)	$166	$(111)	$(606)	$495
________________
(1)See “—Non-GAAP Financial Measures” for further details and a reconciliation of such non-GAAP measures to their nearest comparable GAAP measures.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Current Housing Environment
The housing market remains challenging as mortgage rates continue to be elevated and volatile, keeping new listing volumes around decade lows and straining housing affordability for buyers. In the second quarter, overall volumes in the U.S. housing market remained depressed with seasonally adjusted annual existing home sales of just over four million, slightly below last year’s levels and well below the 10-year average of over five million annual transactions. Additionally, resale clearance rates, meaning the percent of homes listed on the multiple listing services (“MLS”) that enter into a sales contract per day, have slowed more quickly than is typical for this time of year and are down nearly 30% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. During the three months ended June 30, 2024 month-over-month home price appreciation made a meaningful departure to the downside, underperforming 2023 levels and crossing into slightly negative territory by mid-June, which is earlier in the summer selling season that we typically see. Further, in the back half of the second quarter, we saw an uptick in delisting rates, which are now at decade highs for this time of year. These increased delisting rates suggest that reported home price appreciation numbers are inflated relative to historical levels with many sellers failing to find an attractive clearing price.
The U.S. economy overall continues to show signs of resilience despite elevated interest rates. Inflation has been trending downward, which has increased the probability and quantum of expected rate cuts meaningfully since May. This could provide a boost to various sectors, including housing market activity. We remain flexible in setting spreads dynamically with the goal of optimizing our performance against the vectors of growth, margin, and risk. We believe this decision-making framework will allow us to act nimbly and respond to a range of macroeconomic outcomes.
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
We are steadily growing our reach via our partnership channels with homebuilders, agents, and online real estate platforms. We have relationships with two of the largest online real estate platforms, Zillow and Redfin, which together reach millions of unique monthly visitors. We launched our partnership agreement with Zillow, Inc. in early 2023, allowing home sellers on the Zillow, Inc. platform to request an offer directly from Opendoor. We also have a partnership with eXp Realty, the largest independent real estate company in the world, which enables eXp Realty’s agents to easily request an Opendoor cash offer on qualifying properties to present alongside the option of a market listing for their client’s home. In addition to driving incremental acquisitions, we expect these partnerships to build our brand awareness and serve as additional avenues for sellers to learn about the benefits of our flagship cash offer.
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
Market Footprint
The following table represents the number of markets we operated in as of the periods presented:

	June 30,	March 31,	Year Ended December 31,
(in whole numbers)	2024	2024	2023	2022	2021
Number of markets (at period end)	50	50	50	53	44

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
Real estate inventory is reviewed for valuation adjustments on a quarterly basis. If the carrying amount for a given home is not expected to be recovered, an inventory valuation adjustment is recorded to cost of revenue and the home’s carrying value is adjusted to its net realizable value. Inventory valuation adjustments are not offset by any expected gains and are not reversed or adjusted should the expected net realizable value subsequently increase. We recorded inventory valuation adjustments of $34 million and $41 million during the three and six months ended June 30, 2024, respectively, and $14 million and $37 million during the three and six months ended June 30, 2023, respectively. See “Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Real Estate Inventory” in our Annual Report on Form 10-K for the year ended December 31, 2023.
As one key measure of inventory management performance, we evaluate our portfolio metrics relative to the broader market (as observed on the MLS). One such metric is our percentage of homes “on the market” for greater than 120 days as measured from initial listing date. As of June 30, 2024, such homes represented 14% of our portfolio, compared to 15% for the broader market when filtered for the types of homes we are able to underwrite and acquire in a given market based on characteristics such as price range, home type, home location, year built and lot size (which we refer to as our “buybox”).

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
Adjusted Gross Profit (Loss) / Margin
We calculate Adjusted Gross Profit (Loss) as gross profit under GAAP adjusted for (1) inventory valuation adjustment in the current period, and (2) inventory valuation adjustment in prior periods. Inventory valuation adjustment in the current period is calculated by adding back the inventory valuation adjustments recorded during the period on homes that remain in inventory at period end. Inventory valuation adjustment in prior periods is calculated by subtracting the inventory valuation adjustments recorded in prior periods on homes sold in the current period. Adjusted Gross Margin is Adjusted Gross Profit (Loss) as a percentage of revenue.

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
The following table presents a reconciliation of our Adjusted Gross Profit (Loss) and Contribution Profit (Loss) to our gross profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentages)	2024	2023	2024	2023
Revenue (GAAP)	$1,511	$1,976	$2,692	$5,096
Gross profit (GAAP)	$129	$149	$243	$319
Gross Margin	8.5%	7.5%	9.0%	6.3%
Adjustments:
Inventory valuation adjustment – Current Period(1)(2)	34	14	38	18
Inventory valuation adjustment – Prior Periods(1)(3)	(9)	(156)	(23)	(432)
Adjusted Gross Profit (Loss)	$154	$7	$258	$(95)
Adjusted Gross Margin	10.2%	0.4%	9.6%	(1.9)%
Adjustments:
Direct selling costs(4)	(43)	(58)	(77)	(143)
Holding costs on sales – Current Period(5)(6)	(5)	(6)	(16)	(31)
Holding costs on sales – Prior Periods(5)(7)	(11)	(33)	(13)	(62)
Contribution Profit (Loss)	$95	$(90)	$152	$(331)
Contribution Margin	6.3%	(4.6)%	5.6%	(6.5)%
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
Adjusted Net Loss
We calculate Adjusted Net Loss as GAAP net (loss) income adjusted to exclude non-cash expenses of stock-based compensation, equity securities fair value adjustment, and intangibles amortization expense. It excludes expenses that are not directly related to our revenue-generating operations such as restructuring. It excludes loss (gain) on extinguishment of debt as these expenses or gains were incurred as a result of decisions made by management to repay portions of our outstanding credit facilities and the 0.25% convertible senior notes due in 2026 (the "2026 Notes") early; these expenses are not reflective of ongoing operating results and vary in frequency and amount. Adjusted Net Loss also aligns the timing of inventory valuation adjustments recorded under GAAP to the period in which the related revenue is recorded in order to improve the comparability of this measure to our non-GAAP financial measures of unit economics, as described above. Our calculation of Adjusted Net Loss does not currently include the tax effects of the non-GAAP adjustments because our taxes and such tax effects have not been material to date.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table presents a reconciliation of our Adjusted Net Loss and Adjusted EBITDA to our net (loss) income, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentages)	2024	2023	2024	2023
Revenue (GAAP)	$1,511	$1,976	$2,692	$5,096
Net (loss) income (GAAP)	$(92)	$23	$(201)	$(78)
Adjustments:
Stock-based compensation	33	21	66	63
Equity securities fair value adjustment(1)	2	(6)	4	(7)
Intangibles amortization expense(2)	1	1	3	3
Inventory valuation adjustment – Current Period(3)(4)	34	14	38	18
Inventory valuation adjustment – Prior Periods(3)(5)	(9)	(156)	(23)	(432)
Restructuring(6)	—	10	—	10
Loss (gain) on extinguishment of debt	1	(104)	1	(182)
Other(7)	(1)	—	1	(1)
Adjusted Net Loss	$(31)	$(197)	$(111)	$(606)
Adjustments:
Depreciation and amortization, excluding amortization of intangibles	7	9	18	21
Property financing(8)	26	44	58	104
Other interest expense(9)	4	9	9	23
Interest income(10)	(12)	(34)	(30)	(52)
Income tax expense	1	1	1	1
Adjusted EBITDA	$(5)	$(168)	$(55)	$(509)
Adjusted EBITDA Margin	(0.3)%	(8.5)%	(2.0)%	(10.0)%
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
(6)Restructuring costs consist primarily of severance and employee termination benefits and bonuses incurred in connection with employees’ roles being eliminated.
(7)Includes primarily gain or loss on the sale of available for sale securities, sublease income, gain or loss on the disposal of property and equipment, income from equity method investments, and gain on lease termination.
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
(Loss) Gain on Extinguishment of Debt
(Loss) gain on extinguishment of debt is primarily related to the Company’s partial repurchase of the 2026 Notes at a discount net of unamortized deferred costs associated with the 2026 Notes. (Loss) gain on extinguishment of debt also includes any gains or losses recognized in conjunction with the termination of debt facilities, partial debt extinguishments, and unamortized deferred costs associated with these facilities. See Part I – Item 1. Financial Statements – Notes to Condensed

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Consolidated Financial Statements – Note 5. Credit Facilities and Long-Term Debt—Convertible Senior Notes for additional information regarding the 2026 Notes.
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
Other Income — Net
Other income — net consists primarily of interest income on our Cash and Restricted cash balances and from our investment in money market funds, time deposits, and debt securities as well as changes in fair value of, and dividend income from, our investment in equity securities.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)

Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Three Months Ended June 30,		Change in
(in thousands, except percentages)	2024	2023	$	%
Revenue	$1,511	$1,976	$(465)	(24)%
Cost of revenue	1,382	1,827	(445)	(24)%
Gross profit	129	149	(20)	(13)%
Operating expenses:
Sales, marketing and operations	116	124	(8)	(6)%
General and administrative	48	44	4	9%
Technology and development	37	39	(2)	(5)%
Restructuring	—	10	(10)	(100)%
Total operating expenses	201	217	(16)	(7)%
Loss from operations	(72)	(68)	(4)	6%
(Loss) gain on extinguishment of debt	(1)	104	(105)	N/M
Interest expense	(30)	(53)	23	(43)%
Other income-net	12	41	(29)	(71)%
(Loss) income before income taxes	(91)	24	(115)	(479)%
Income tax expense	(1)	(1)	—	—%
Net (loss) income	$(92)	$23	$(115)	(500)%
N/M - Not meaningful.

	Six Months Ended June 30,		Change in
(in thousands, except percentages)	2024	2023	$	%
Revenue	$2,692	$5,096	$(2,404)	(47)%
Cost of revenue	2,449	4,777	(2,328)	(49)%
Gross profit	243	319	(76)	(24)%
Operating expenses:
Sales, marketing and operations	229	312	(83)	(27)%
General and administrative	95	110	(15)	(14)%
Technology and development	78	79	(1)	(1)%
Restructuring	—	10	(10)	(100)%
Total operating expenses	402	511	(109)	(21)%
Loss from operations	(159)	(192)	33	(17)%
(Loss) gain on extinguishment of debt	(1)	182	(183)	N/M
Interest expense	(67)	(127)	60	(47)%
Other income-net	27	60	(33)	(55)%
Loss before income taxes	(200)	(77)	(123)	160%
Income tax expense	(1)	(1)	—	—%
Net loss	$(201)	$(78)	$(123)	158%
N/M - Not meaningful.

Revenue
Revenue decreased by $465 million, or 24%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease in revenue was primarily attributable to lower sales volumes in the second quarter of 2024. We sold 4,078 homes during the three months ended June 30, 2024, compared to 5,383 homes during the three months ended June 30, 2023, representing a decrease of 24%. Revenue per home sold increased 1% between the same periods. The decrease in sales volumes was primarily a result of lower resale clearance rates during the three months ended June 30, 2024 compared to the three months ended June 30, 2023. In addition the Company entered the second quarter of 2024 with 5,706 homes in

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
inventory as compared to 6,261 homes in inventory at the start of the second quarter of 2023, representing a 9% decrease of homes available for resale. This reduction was the result of proactively slowing our inventory acquisition pace beginning in the third quarter of 2022 via higher spreads embedded in our offers and lower marketing investment in reaction to volatility in the U.S. housing market.
Revenue decreased by $2.4 billion, or 47%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease in revenue was primarily attributable to lower sales volumes in the first half of 2024. We sold 7,156 homes during the six months ended June 30, 2024, compared to 13,657 homes during the six months ended June 30, 2023, representing a decrease of 48%. Revenue per home sold increased 1% between the same periods. The decrease in sales volumes was primarily attributable to the slowdown in inventory acquisition pacing discussed above. The Company entered 2024 with 5,326 homes in inventory as compared to 12,788 homes in inventory at the start of 2023, representing a 58% decrease of homes available for resale.
Cost of Revenue and Gross Profit
Cost of revenue decreased by $445 million, or 24%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease in cost of revenue was primarily attributable to lower sales volumes and a 2% decrease in cost of revenue per home, excluding valuation adjustments on homes in inventory at period end, due to the slowdown in resale clearance and inventory acquisition pacing as discussed above.
Cost of revenue decreased by $2.3 billion, or 49%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease in cost of revenue was primarily attributable to lower sales volumes and a 3% decrease in cost of revenue per home, excluding valuation adjustments on homes in inventory at period end, due to the slowdown in inventory acquisition pacing as discussed above.
Gross profit decreased from $149 million to $129 million and gross margin increased from 7.5% to 8.5% for the three months ended June 30, 2023 and June 30, 2024, respectively. For the same periods, Adjusted Gross Margin increased from 0.4% to 10.2% and Contribution Margin increased from (4.6)% to 6.3%. The increase in gross margin, Adjusted Gross Margin and Contribution Margin reflects relative home price stabilization as well as higher spreads embedded in our acquisition offers beginning in the third quarter of 2022. Adjusted Gross Margin and Contribution Margin for the three months ended June 30, 2023 were impacted by the $156 million of inventory valuation adjustments recorded in prior periods on homes sold in the current period in order to reduce the carrying value of these homes to their net realizable value. Adjusted Gross Margin and Contribution Margin are non-GAAP financial measures. See “— Non-GAAP Financial Measures” for further details and a reconciliation of such non-GAAP measures to their nearest comparable GAAP measures.
Gross profit decreased from $319 million to $243 million and gross margin increased from 6.3% to 9.0% for the six months ended June 30, 2023 and June 30, 2024, respectively. For the same periods, Adjusted Gross Margin increased from (1.9)% to 9.6% and Contribution Margin increased from (6.5)% to 5.6%. The increase in gross margin, Adjusted Gross Margin and Contribution Margin reflects relative home price stabilization as well as higher spreads embedded in our acquisition offers beginning in the third quarter of 2022. Adjusted Gross Margin and Contribution Margin for the six months ended June 30, 2023 were impacted by the $432 million of inventory valuation adjustments recorded in prior periods on homes sold in the current period in order to reduce the carrying value of these homes to their net realizable value. Adjusted Gross Margin and Contribution Margin are non-GAAP financial measures. See “— Non-GAAP Financial Measures” for further details and a reconciliation of such non-GAAP measures to their nearest comparable GAAP measures.
Operating Expenses
Sales, Marketing and Operations. Sales, marketing and operations decreased by $8 million, or 6%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily attributable to a $15 million decrease in resale transaction costs and broker commissions, consistent with the 24% decrease in revenue during the same period. The decrease was partially offset by a $6 million increase in advertising expense, which increased from $15 million for the three months ended June 30, 2023 to $21 million for the three months ended June 30, 2024.
Sales, marketing and operations decreased by $83 million, or 27%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily attributable to a $66 million decrease in resale transaction costs and broker commissions, consistent with the 47% decrease in revenue during the same period. Property holding costs

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
decreased by $7 million, consistent with decreased inventory levels compared to the six months ended June 30, 2023. In addition, for the same period, headcount expenses, including salaries and benefits, and contingent labor expenses decreased by $14 million, which was largely attributable to workforce reductions and a reduction in contingent labor in 2023. Advertising expense increased $6 million, from $42 million for the six months ended June 30, 2023 to $48 million for the six months ended June 30, 2024.
General and Administrative. General and administrative increased by $4 million, or 9%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was mainly attributable to a decrease in stock based compensation during the three months ended June 30, 2023 due to the forfeiture of certain executive restricted stock units.
General and administrative decreased by $15 million, or 14%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was mainly attributable to a $5 million decrease in depreciation expense as more assets become fully depreciated and we slow our pace of fixed asset additions. In addition, headcount expenses, including salaries and benefits, decreased $4 million primarily due to workforce reductions in 2023 and rent expense decreased by $2 million.
Technology and Development. Technology and development changed by a nominal amount for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023.
Restructuring. Restructuring decreased by $10 million, for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023. Restructuring expense for the three and six months ended June 30, 2023 was attributable to the Company’s April 2023 workforce reduction of approximately 22% of our workforce or 560 employees.
(Loss) Gain on Extinguishment of Debt
(Loss) gain on extinguishment of debt decreased by $105 million, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The gain on extinguishment of debt during the three months ended June 30, 2023 resulted from the Company’s partial repurchase of its 2026 Notes in May 2023 at a discount net of unamortized deferred costs associated with the 2026 Notes, partially offset by expenses related to partial debt extinguishments. There were no repurchases during the three months ended June 30, 2024, therefore there was no corresponding gain or loss.
(Loss) gain on extinguishment of debt decreased by $183 million, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The gain on extinguishment of debt during the six months ended June 30, 2023 resulted from the Company’s partial repurchase of its 2026 Notes in March and May 2023 at a discount net of unamortized deferred costs associated with the 2026 Notes, partially offset by expenses related to partial debt extinguishments.
Interest Expense
Interest expense decreased by $23 million, or 43%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily attributable to a significant decrease in average balances in our non-recourse asset-backed debt as well as a reduction in our weighted average interest rate as a result of a partial repayment of our outstanding mezzanine debt and repayment of all floating-rate senior revolving credit facilities.
Interest expense decreased by $60 million, or 47%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily attributable to a significant decrease in average balances in our non-recourse asset-backed debt as well as a reduction in our weighted average interest rate as a result of a partial repayment of our outstanding mezzanine debt and repayment of all floating-rate senior revolving credit facilities.
Other Income — Net
Other income — net decreased by $29 million, or 71%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily attributable to a change in fair value adjustments on marketable securities and to lower interest income due to a reduction in the average cash, cash equivalents and restricted cash balances.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Other income — net decreased by $33 million, or 55%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily attributable to a change in fair value adjustments on marketable securities and to lower interest income due to a reduction in the average cash, cash equivalents and restricted cash balances.
Income Tax Expense
Income tax expense changed by a nominal amount for the three and six months ended June 30, 2024 compared to the three and six months ended June 30, 2023.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities. As of June 30, 2024, we had cash and cash equivalents of $790 million, restricted cash of $121 million, and marketable securities of $19 million. The decrease in our cash, cash equivalents and marketable securities balance of $259 million as compared to December 31, 2023 resulted primarily from operating losses and an increase in real estate inventory. The decrease in our restricted cash balance of $420 million as compared to December 31, 2023 was primarily a result of the increase in real estate inventory and $85 million net principal payments on non-recourse asset-backed debt.
As of June 30, 2024, the Company had total outstanding balances on our asset-backed debt of $2.1 billion and aggregate principal outstanding from convertible senior notes of $381 million. In addition, we had undrawn borrowing capacity of $4.9 billion under our non-recourse asset-backed debt facilities (as described further below), of which $238 million was committed.
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
In May 2024, the Company entered into an at-the-market equity offering sales agreement (the “ATM Agreement”) with Barclays Capital Inc. and Virtu Americas LLC, as sales agents (the "Agents"), pursuant to which the Company may offer and sell, from time to time, through the Agents, shares of the Company’s common stock having an aggregate offering price of up to $200 million. Under the ATM Agreement, the Agents may sell shares by any method deemed to be an “at-the-market offering.” During the three and six months ended June 30, 2024, there was no activity pursuant to the ATM Agreement.
We have incurred losses from inception through June 30, 2024, with the exception of net income during the three months ended March 31, 2022 and three months ended June 30, 2023, and we expect to incur additional losses in the future. Our ability to service our debt and fund working capital, business operations and capital expenditures will depend on our ability to generate cash from operating activities, which is subject to our future operating success, and ability to obtain inventory acquisition financing on reasonable terms, which is subject to factors beyond our control, including potential economic recession, rising interest rates, inflation and general economic, political and financial market conditions.
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
Our asset-backed facilities are each collateralized by a specified pool of assets, consisting of real estate inventory, restricted cash and equity interests in certain consolidated subsidiaries of Opendoor that directly or indirectly own our real estate inventory. The terms of our inventory financing facilities require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). As of June 30, 2024, the Company was in compliance with all financial covenants.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table summarizes certain details related to our non-recourse asset-backed debt and other secured borrowings as of June 30, 2024 (in millions, except interest rates):

		Outstanding Amount
June 30, 2024	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$—	$—	—%	June 24, 2026	June 24, 2026
Revolving Facility 2018-3	1,000	162	—	8.27%	September 29, 2026	September 29, 2026
Revolving Facility 2019-1	300	—	—	—%	August 15, 2025	August 15, 2025
Revolving Facility 2019-2	550	—	—	—%	October 3, 2025	October 2, 2026
Revolving Facility 2019-3	100	53	—	8.29%	April 4, 2025	April 3, 2026
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	100	100	—	3.48%	January 2, 2025	April 1, 2025
Term Debt Facility 2021-S2	400	—	300	3.20%	September 10, 2025	March 10, 2026
Term Debt Facility 2021-S3	1,000	—	750	3.75%	January 31, 2027	July 31, 2027
Term Debt Facility 2022-S1	250	—	250	4.07%	March 1, 2025	September 1, 2025
Total	$4,700	$315	$1,300
Issuance Costs		—	(9)
Carrying Value		$315	$1,291

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	1,800	—	300	10.00%	April 1, 2025	April 1, 2026
Term Debt Facility 2022-M1	500	—	150	10.00%	September 15, 2025	September 15, 2026
Total	$2,300	$—	$450
Issuance Costs			(2)
Carrying Value			$448

Total Non-Recourse Asset-backed Debt	$7,000	$315	$1,739
Asset-backed Senior Revolving Credit Facilities
We classify the senior revolving credit facilities as current liabilities on our condensed consolidated balance sheets. In some cases, the borrowing capacity amounts under the asset-backed senior revolving credit facilities as reflected in the table are not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. As of June 30, 2024, we had committed borrowing capacity with respect to asset-backed senior revolving credit facilities of $400 million.
The revolving period end dates and final maturity dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. Certain of our asset-backed senior revolving credit facilities also have additional extension options that are subject to lender approval that are not reflected in the table above.
Asset-backed Senior Term Debt Facilities
We classify our senior term debt facilities as current or non-current liabilities in our condensed consolidated balance sheets based on the applicable final maturity date. The carrying value of the non-current liabilities is reduced by issuance costs of $9 million. In some cases, the borrowing capacity amounts under the asset-backed senior term debt facilities as reflected in the table are not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. As of June 30, 2024, we had committed borrowing capacity with respect to asset-backed senior term debt facilities of $1.4 billion.

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
Asset-backed Mezzanine Term Debt Facilities
In addition to the asset-backed senior revolving credit facilities and asset-backed senior term debt facilities, we have issued asset-backed mezzanine term debt facilities which are subordinated to the related senior facilities. The borrowing capacity amounts under the asset-backed mezzanine term debt facilities as reflected in the table are not fully committed and any borrowing above the committed amounts are subject to the applicable lender’s discretion. As of June 30, 2024, we had committed borrowing capacity with respect to asset-backed mezzanine term debt facilities of $450 million.
Convertible Senior Notes
In August 2021, we issued the 2026 Notes with an aggregate principal amount of $978 million. The table below summarizes certain details related to our 2026 Notes (in millions), as of June 30, 2024, which includes certain repurchases:

June 30, 2024	Remaining Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2026 Notes	$381	$(4)	$377
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as well as the assets, liabilities and equity related to Opendoor Technologies Inc. (Parent Company Only) (“Parent Company”) and subsidiaries that are not VIEs, as of June 30, 2024 (in millions):

		VIE	Non-VIE	Total
CURRENT ASSETS:
Cash and cash equivalents		$—	$790	$790
Restricted cash		110	11	121
Marketable securities		—	19	19
Escrow receivable		22	2	24
Real estate inventory		2,223	53	2,276
Inventory valuation adjustment		(40)	(2)	(42)
Real estate inventory, net		2,183	51	2,234
Other current assets		21	40	61
Total current assets		2,336	913	3,249
OTHER ASSETS	(1)	—	123	123
TOTAL ASSETS		$2,336	$1,036	$3,372

CURRENT LIABILITIES:
Current asset-backed senior revolving credit		$215	$—	$215
Current asset-backed senior term debt		100	—	100
Other current liabilities	(2)	35	43	78
Total current liabilities		350	43	393
Non-current asset-backed mezzanine term debt		448	—	448
Non-current asset-backed senior term debt		1,291	—	1,291
CONVERTIBLE SENIOR NOTES		—	377	377
LEASE LIABILITIES – Net of current portion		—	18	18
OTHER LIABILITIES		—	—	—
TOTAL LIABILITIES		$2,089	$438	$2,527

SHAREHOLDERS’ EQUITY:		$247	$598	$845
________________
(1)The Company’s consolidated Other Assets include the following assets as shown in the Condensed Consolidated Balance Sheets: Property and Equipment - Net, $71 million; Right of Use Assets, $23 million; Goodwill, $4 million; Intangibles - Net, $2 million; and Other Assets, $23 million.
(2)The Company’s consolidated Other Current Liabilities include the following liabilities as shown in the Condensed Consolidated Balance Sheets: Accounts Payable and Other Accrued Liabilities, $73 million; Interest Payable, $1 million; and Lease Liabilities – Current, $4 million.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in millions)	2024	2023
Net cash (used in) provided by operating activities	$(577)	$3,102
Net cash provided by investing activities	$31	$45
Net cash used in financing activities	$(83)	$(2,134)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(629)	$1,013
Net Cash (Used in) Provided by Operating Activities
Net cash (used in) provided by operating activities was $(577) million and $3.1 billion for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, cash used in operating activities was primarily driven by the $498 million increase in real estate inventory and our net loss, net of non-cash items, of $57 million. For the six months ended June 30, 2023, cash provided by operating activities was primarily driven by the $3.3 billion decrease in real estate inventory, partially offset by our net loss, net of non-cash items, of $125 million.
Net Cash Provided by Investing Activities
Net cash provided by investing activities was $31 million and $45 million for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, cash provided by investing activities primarily consisted of a decrease in marketable securities of $47 million, partially offset by an $16 million increase in property and equipment principally related to the capitalization of internally developed software. For the six months ended June 30, 2023, cash provided by investing activities primarily consisted of a decrease in marketable securities of $61 million, partially offset by an $17 million increase in property and equipment principally related to the capitalization of internally developed software.
Net Cash Used in Financing Activities
Net cash used in financing activities was $83 million and $2.1 billion for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, cash used in financing activities was primarily attributable to $85 million net principal payments on non-recourse asset-backed debt. For the six months ended June 30, 2023, cash used in financing activities was primarily attributable to $1.9 billion net principal payments on non-recourse asset-backed debt as well as $270 million related to the partial repurchase of the 2026 Notes.
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, except for the

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
categories of contractual obligations included in the table below, which have been updated to reflect our contractual obligations as of June 30, 2024:

	Payment Due by Year
(in millions)	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Senior revolving credit facilities(1)	$219	$219	$—	$—	$—
Senior and mezzanine term debt facilities(2)	2,053	196	1,105	752	—
Convertible senior notes(3)	383	1	382	—	—
Operating lease(4)	34	7	11	11	5
Purchase commitments(5)	607	607	—	—	—
Total	$3,296	$1,030	$1,498	$763	$5
______________
(1)Represents the principal amounts outstanding as of June 30, 2024. Includes estimated interest payments, calculated using the variable rate in existence at period end over an assumed holding period of 90 days. Borrowings under the senior revolving credit facilities are payable as the related inventory is sold. The payment is expected to be within one year of June 30, 2024.
(2)Represents the principal amounts outstanding as of June 30, 2024 and estimated interest payments assuming the principal balances remain outstanding until maturity. The final maturity dates of the senior and mezzanine term debt facilities vary, as discussed above.
(3)Represents the principal amounts outstanding as of June 30, 2024 and interest payments assuming the principal balances remain outstanding until maturity.
(4)Represents future payments for long-term operating leases that have commenced, or have been executed but not yet commenced, as of June 30, 2024.
(5)As of June 30, 2024, we were under contract to purchase 1,793 homes for an aggregate purchase price of $607 million.
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
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the condensed consolidated financial statements. Based on this definition, critical accounting policies and estimates are discussed in “Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these critical accounting estimates during the first six months of 2024. In addition, we have other key accounting policies and estimates that are described in “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 1. Description of Business and Accounting Policies” in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
We are subject to market risk by way of changes in interest rates on borrowings under our inventory financing facilities. As of June 30, 2024, we had total outstanding balances on our asset-backed debt of $2.1 billion, 90% of which was based on a fixed rate with an average duration of 2.2 years and the remaining 10% of which was based on a floating rate. Total property financing interest expense for the six months ended June 30, 2024 was $58 million, of which $57 million was fixed and $1 million was floating. As of June 30, 2024 we had outstanding borrowings of $215 million which bear interest at floating benchmark reference rates based on the secured overnight financing rate (“SOFR”), plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. Many of our floating rate debt facilities also have benchmark rate floors. Assuming no change in the outstanding borrowings on our credit facilities, we estimate that a one percentage point increase in applicable benchmark rates would increase our annual interest expense by approximately $2 million as of June 30, 2024.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to our risk factors since the Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of September 15, 2020, by and among Social Capital Hedosophia Corp. II, Hestia Merger Sub Inc. and Opendoor Labs Inc.	8-K	001-39253	2.1	09/17/2020

OPENDOOR TECHNOLOGIES INC.

3.1	Certificate of Incorporation of Opendoor Technologies Inc.	8-K	001-39253	3.1	12/18/2020
3.2	Amended and Restated Bylaws of Opendoor Technologies Inc.	8-K	001-39253	3.1	01/24/2023
4.1	Specimen Common Stock Certificate of Opendoor Technologies Inc.	S-4/A	333-249302	4.5	11/06/2020
4.2	Warrant Agreement, dated July 28, 2022, between Opendoor Technologies Inc. and Zillow, Inc.	8-K	001-39253	99.2	08/05/2022
10.1	Sales Agreement, dated May 2, 2024, by and among Opendoor Technologies Inc., Barclays Capital Inc. and Virtu Americas LLC	S-3ASR	333-279080	1.2	05/02/2024
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*
________________
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

OPENDOOR TECHNOLOGIES INC.
SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENDOOR TECHNOLOGIES INC.

Date:	August 01, 2024	By:	/s/ Carrie Wheeler

			Name:	Carrie Wheeler
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 01, 2024	By:	/s/ Christina Schwartz

			Name:	Christina Schwartz
			Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)