Form 10-Q
period 2024-09-30
Opendoor Technologies Inc.
filed 2024-11-07
CIK 1801169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s common stock outstanding as of October 31, 2024 was approximately 715,069,751.

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
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding: current and future health and stability of the real estate housing market and general economy; volatility of mortgage interest rates, changes in resale clearance rates and expectations regarding future behavior of consumers and partners; the health and status of our financial condition; anticipated future results of operations or financial performance; priorities of the Company to achieve future financial and business goals; our ability to continue to effectively navigate the markets in which we operate; anticipated future and ongoing impacts and benefits of acquisitions, partnership channel expansions, product innovations and other business decisions; health of our balance sheet to weather ongoing market transitions and any expectation to quickly re-scale in the future upon market stabilization; our ability to adopt an effective approach to manage economic and industry risk, as well as inventory health; our expectations with respect to the future success of our partnerships and our ability to drive significant growth in sales volumes through such partnerships; our business strategy and plans, including plans to expand into additional markets; market opportunity and expansion and objectives of management for future operations, including statements regarding the benefits and timing of the roll out of new markets, products, or technology; and the expected diversification of funding sources, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “might,” “opportunity,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strategy,” “strive,” “target,” “vision,” “will,” or “would,” any negative of these words or other similar terms or expressions may identify forward-looking statements. The absence of these words does not mean that a statement is not forward-looking.
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

		September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$829	$999
Restricted cash		225	541
Marketable securities		8	69
Escrow receivable		15	9
Real estate inventory, net		2,145	1,775
Other current assets		41	52
Total current assets		3,263	3,445
PROPERTY AND EQUIPMENT – Net		59	66
RIGHT OF USE ASSETS		25	25
GOODWILL		3	4
INTANGIBLES – Net		—	5
OTHER ASSETS		61	22
TOTAL ASSETS	(1)	$3,411	$3,567
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities		$71	$64
Non-recourse asset-backed debt – current portion		643	—
Interest payable		3	1
Lease liabilities – current portion		4	5
Total current liabilities		721	70
NON-RECOURSE ASSET-BACKED DEBT – Net of current portion		1,491	2,134
CONVERTIBLE SENIOR NOTES		377	376
LEASE LIABILITIES – Net of current portion		19	19
OTHER LIABILITIES		2	1
Total liabilities	(2)	2,610	2,600
COMMITMENTS AND CONTINGENCIES (See Note 15)
SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 3,000,000,000 shares authorized; 711,660,871 and 677,636,163 shares issued, respectively; 711,660,871 and 677,636,163 shares outstanding, respectively		—	—
Additional paid-in capital		4,413	4,301
Accumulated deficit		(3,612)	(3,333)
Accumulated other comprehensive loss		—	(1)
Total shareholders’ equity		801	967
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$3,411	$3,567
________________
(1)The Company’s consolidated assets at September 30, 2024 and December 31, 2023 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $214 and $530; Real estate inventory, net, $2,088 and $1,735; Escrow receivable, $14 and $8; Other current assets, $14 and $10; and Total assets of $2,330 and $2,283, respectively.
(2)The Company’s consolidated liabilities at September 30, 2024 and December 31, 2023 include the following liabilities for which the VIE creditors do not have recourse to Opendoor: Accounts payable and other accrued liabilities, $34 and $28; Current portion of non-recourse asset-backed debt, $643 and $—; Interest payable, $2 and $1; Non-recourse asset-backed debt, net of current portion, $1,491 and $2,134; and Total liabilities, $2,170 and $2,163, respectively.
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are presented in thousands, and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE	$1,377	$980	$4,069	$6,076
COST OF REVENUE	1,272	884	3,721	5,661
GROSS PROFIT	105	96	348	415
OPERATING EXPENSES:
Sales, marketing and operations	96	85	325	397
General and administrative	46	48	141	158
Technology and development	30	42	108	121
Restructuring	—	—	—	10
Total operating expenses	172	175	574	686
LOSS FROM OPERATIONS	(67)	(79)	(226)	(271)
(LOSS) GAIN ON EXTINGUISHMENT OF DEBT	—	—	(1)	182
INTEREST EXPENSE	(34)	(47)	(101)	(174)
OTHER INCOME – Net	23	20	50	80
LOSS BEFORE INCOME TAXES	(78)	(106)	(278)	(183)
INCOME TAX EXPENSE	—	—	(1)	(1)
NET LOSS	$(78)	$(106)	$(279)	$(184)
Net loss per share attributable to common shareholders:
Basic	$(0.11)	$(0.16)	$(0.40)	$(0.28)
Diluted	$(0.11)	$(0.16)	$(0.40)	$(0.28)
Weighted-average shares outstanding:
Basic	705,359	662,149	693,796	651,939
Diluted	705,359	662,149	693,796	651,939

See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
NET LOSS	$(78)	$(106)	$(279)	$(184)
OTHER COMPREHENSIVE INCOME:
Unrealized gain on marketable securities	—	1	1	3
COMPREHENSIVE LOSS	$(78)	$(105)	$(278)	$(181)
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except number of shares)
(Unaudited)

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE–June 30, 2024	698,843,166	$—	$4,379	$(3,534)	$—	$845
Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	11,194,753	—	1	—	—	1
Exercise of stock options	169,483	—	—	—	—	—
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	1,453,469	—	3	—	—	3
Stock-based compensation	—	—	30	—	—	30
Other comprehensive income	—	—	—	—	—	—
Net loss	—	—	—	(78)	—	(78)
BALANCE–September 30, 2024	711,660,871	$—	$4,413	$(3,612)	$—	$801

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE–December 31, 2023	677,636,163	$—	$4,301	$(3,333)	$(1)	$967
Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	30,590,634	—	1	—	—	1
Exercise of stock options	363,277	—	—	—	—	—
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	3,070,797	—	5	—	—	5
Stock-based compensation	—	—	106	—	—	106
Other comprehensive income	—	—	—	—	1	1
Net loss	—	—	—	(279)	—	(279)
BALANCE–September 30, 2024	711,660,871	$—	$4,413	$(3,612)	$—	$801

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except number of shares)
(Unaudited)

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE–June 30, 2023	657,337,566	$—	$4,224	$(3,136)	$(2)	$1,086
Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	9,613,088	—	—	—	—	—
Exercise of stock options	134,563	—	—	—	—	—
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	1,507,363	—	1	—	—	1
Stock-based compensation	—	—	38	—	—	38
Other comprehensive income	—	—	—	—	1	1
Net loss	—	—	—	(106)	—	(106)
BALANCE–September 30, 2023	668,592,580	$—	$4,263	$(3,242)	$(1)	$1,020

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE–December 31, 2022	637,387,025	$—	$4,148	$(3,058)	$(4)	$1,086
Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	26,749,344	—	—	—	—	—
Exercise of stock options	2,304,417	—	2	—	—	2
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	2,151,794	—	2	—	—	2
Stock-based compensation	—	—	111	—	—	111
Other comprehensive income	—	—	—	—	3	3
Net loss	—	—	—	(184)	—	(184)
BALANCE–September 30, 2023	668,592,580	$—	$4,263	$(3,242)	$(1)	$1,020
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(279)	$(184)
Adjustments to reconcile net loss to cash, cash equivalents, and restricted cash (used in) provided by operating activities:
Depreciation and amortization	37	50
Amortization of right of use asset	4	5
Stock-based compensation	91	94
Inventory valuation adjustment	51	54
Changes in fair value of equity securities	7	4
Other	6	6
Proceeds from sale and principal collections of mortgage loans held for sale	—	1
Loss (gain) on extinguishment of debt	1	(182)
Gain on deconsolidation, net	(14)	—
Changes in operating assets and liabilities:
Escrow receivable	(6)	19
Real estate inventory	(422)	3,082
Other assets	9	(15)
Accounts payable and other accrued liabilities	4	(29)
Interest payable	1	(10)
Lease liabilities	(5)	(9)
Net cash (used in) provided by operating activities	(515)	2,886
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(22)	(28)
Proceeds from sales, maturities, redemptions and paydowns of marketable securities	55	75
Proceeds from sale of non-marketable equity securities	—	1
Cash impact of deconsolidation of subsidiaries	(2)	—
Net cash provided by investing activities	31	48
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of convertible senior notes	—	(270)
Proceeds from exercise of stock options	—	2
Proceeds from issuance of common stock for ESPP	5	2
Proceeds from non-recourse asset-backed debt	417	238
Principal payments on non-recourse asset-backed debt	(424)	(2,315)
Payment for early extinguishment of debt	—	(4)
Net cash used in financing activities	(2)	(2,347)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(486)	587
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – Beginning of period	1,540	1,791
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	$1,054	$2,378
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid during the period for interest	$93	$169
DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation expense capitalized for internally developed software	$15	$17
Investment in non-marketable equity securities due to deconsolidation	$39	$—
RECONCILIATION TO CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$829	$1,154
Restricted cash	225	1,224
Cash, cash equivalents, and restricted cash	$1,054	$2,378

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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements as of September 30, 2024 and December 31, 2023 and for the three and nine month periods ended September 30, 2024 and 2023 include the accounts of Opendoor, its wholly owned subsidiaries and VIEs where the Company is the primary beneficiary. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements herein. Certain prior period amounts in the condensed consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.
The accompanying interim condensed consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”) filed on February 15, 2024.

At-The-Market Equity Offering

In May 2024, the Company entered into an at-the-market equity offering sales agreement (the “ATM Agreement”) with Barclays Capital Inc. and Virtu Americas LLC, as sales agents (the "Agents"), pursuant to which the Company may offer and sell, from time to time, through the Agents, shares of the Company’s common stock having an aggregate offering price of up to $200 million. Under the ATM Agreement, the Agents may sell shares by any method deemed to be an “at-the-market offering.” During the three and nine months ended September 30, 2024, there was no activity pursuant to the ATM Agreement.

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
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, restricted cash, and investments in marketable and non-marketable securities. The Company places cash and cash equivalents and investments with major financial institutions, which management assesses to be of high credit quality, in order to limit exposure of the Company’s investments.
Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 1. Description of Business and Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the nine-month period ended September 30, 2024, except as noted below.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative	$—	$1	$—	$1
Technology and development	$1	$1	4	4
Total impairment loss	$1	$2	$4	$5
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
2.REAL ESTATE INVENTORY
The following table presents the components of inventory, net of applicable inventory valuation adjustments of $36 million and $27 million, as of September 30, 2024 and December 31, 2023, respectively (in millions):

	September 30, 2024	December 31, 2023
Work in progress	$275	$640
Finished goods:
Listed for sale	1,416	882
Under contract for sale	454	253
Total real estate inventory	$2,145	$1,775
As of September 30, 2024, the Company was in contract to purchase 1,006 homes for an aggregate purchase price of $332 million.
During the three and nine months ended September 30, 2024, the Company recorded inventory valuation adjustments for real estate inventory of $10 million and $51 million, respectively, in Cost of revenue in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2023, the Company recorded inventory valuation adjustments for real estate inventory of $17 million and $54 million, respectively, in Cost of revenue in the condensed consolidated statements of operations.
3.CASH, CASH EQUIVALENTS, AND INVESTMENTS
The amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents, and marketable securities as of September 30, 2024 and December 31, 2023, are as follows (in millions):

	September 30, 2024
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$62	$—	$—	$62	$62	$—
Money market funds	767	—	—	767	767	—
Equity securities	8	—	—	8	—	8
Total	$837	$—	$—	$837	$829	$8

	December 31, 2023
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$63	$—	$—	$63	$63	$—
Money market funds	936	—	—	936	936	—
Corporate debt securities	55	—	(1)	54	—	54
Equity securities	15	—	—	15	—	15
Total	$1,069	$—	$(1)	$1,068	$999	$69
During the three and nine months ended September 30, 2024, the Company recognized $3 million and $7 million of net unrealized losses, respectively in the condensed consolidated statements of operations related to marketable equity securities held as of September 30, 2024. During the three and nine months ended September 30, 2023, the Company recognized $(6) million and $1 million of net unrealized (losses) gains, respectively, in the condensed consolidated statements of operations related to marketable equity securities held as of September 30, 2023.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
The Company had no available-for-sale debt securities as of September 30, 2024. A summary of debt securities with unrealized losses aggregated by period of continuous unrealized loss as of December 31, 2023 is as follows (in millions):

	Less than 12 Months		12 Months or Greater		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$—	$—	$54	$(1)	$54	$(1)
Total	$—	$—	$54	$(1)	$54	$(1)
Net unrealized losses of the Company's available-for-sale debt securities as of December 31, 2023 were $1 million. These unrealized losses are associated with the Company’s investments in corporate debt securities and were due to interest rate increases, and not credit-related events. The Company does not expect to be required to sell the investments before recovery of the amortized cost bases. As such, no allowance for credit losses is required as of September 30, 2024 or December 31, 2023.

A summary of non-marketable equity securities and equity method investment balances as of September 30, 2024 and December 31, 2023 are as follows (in millions):

	September 30, 2024	December 31, 2023
Equity method investments	$21	$20
Non-marketable equity securities	39	—
Total	$60	$20
No unrealized losses were recognized during the three and nine months ended September 30, 2024 in the condensed consolidated statements of operations related to non-marketable equity securities held as of September 30, 2024. During both the three and nine months ended September 30, 2023, the Company recognized $5 million of net unrealized losses in the condensed consolidated statements of operations related to non-marketable equity securities held as of September 30, 2023.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as of September 30, 2024 and December 31, 2023 (in millions):

	September 30, 2024	December 31, 2023
Assets
Restricted cash	$214	$530
Real estate inventory, net	2,088	1,735
Other(1)	28	18
Total assets	$2,330	$2,283
Liabilities
Non-recourse asset-backed debt	$2,134	$2,134
Other(2)	36	29
Total liabilities	$2,170	$2,163
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
5.CREDIT FACILITIES AND LONG-TERM DEBT
The following tables summarize certain details related to the Company's credit facilities and long-term debt as of September 30, 2024 and December 31, 2023 (in millions, except interest rates):

		Outstanding Amount
September 30, 2024	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$—	$—	—%	June 24, 2026	June 24, 2026
Revolving Facility 2018-3	1,000	258	—	8.26%	September 29, 2026	September 29, 2026
Revolving Facility 2019-1	300	—	—	—%	August 15, 2025	August 15, 2025
Revolving Facility 2019-2	550	—	—	—%	October 3, 2025	October 2, 2026
Revolving Facility 2019-3	100	35	—	8.21%	April 4, 2025	April 3, 2026
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	100	100	—	3.48%	January 2, 2025	April 1, 2025
Term Debt Facility 2021-S2	400	—	300	3.23%	September 10, 2025	March 10, 2026
Term Debt Facility 2021-S3	1,000	—	750	3.75%	January 31, 2027	July 31, 2027
Term Debt Facility 2022-S1	250	250	—	4.07%	March 1, 2025	September 1, 2025
Total	$4,700	$643	$1,050
Issuance Costs		—	(8)
Carrying Value		$643	$1,042

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	1,800	—	300	10.00%	April 1, 2025	April 1, 2026
Term Debt Facility 2022-M1	500	—	150	10.00%	September 15, 2025	September 15, 2026
Total	$2,300	$—	$450
Issuance Costs			(1)
Carrying Value			$449

Total Non-Recourse Asset-backed Debt	$7,000	$643	$1,491

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
As of September 30, 2024, the Company had total borrowing capacity with respect to its non-recourse asset-backed debt of $7.0 billion. Borrowing capacity amounts under non-recourse asset-backed debt as reflected in the table above are in some cases not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. Any amounts repaid for senior term and mezzanine term debt facilities reduce total borrowing capacity as repaid amounts are not available to be reborrowed. As of September 30, 2024, the Company had committed borrowing capacity with respect to the Company’s non-recourse asset-backed debt of $2.3 billion; this committed borrowing capacity is comprised of $400 million for senior revolving credit facilities, $1.4 billion for senior term debt facilities, and $450 million for mezzanine term debt facilities.

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
Borrowings under the senior revolving credit facilities accrue interest at various floating rates based on a secured overnight financing rate (“SOFR”), plus a margin that varies by facility. The Company may also pay fees on certain unused portions of committed borrowing capacity. The Company’s senior revolving credit facility arrangements typically include upfront fees that may be paid at execution of the applicable agreements or be earned at execution and payable over time. These facilities are generally fully prepayable at any time without penalty other than customary breakage costs.
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
Borrowings under a given mezzanine term debt facility accrue interest at a fixed rate. The Company’s mezzanine term debt facilities include upfront issuance costs that are capitalized as part of the facilities’ respective carrying values. These facilities are fully prepayable at any time but may be subject to certain prepayment penalties.
The mezzanine term debt facilities have aggregated property borrowing bases, which increase or decrease based on the cost and value of the properties financed under a given facility and time in the Company’s possession of those properties and the amount of cash collateral pledged by the relevant borrowers. The borrowing base for a given facility may be reduced as properties age or collateral performance declines beyond certain thresholds, and any borrowing base deficiencies may be satisfied through contributions of additional properties, cash or through partial repayment of the facility.
Covenants
The Company’s inventory financing facilities include customary representations and warranties, covenants and events of default. Financed properties are subject to customary eligibility criteria and concentration limits.
The terms of these inventory financing facilities and related financing documents require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). Certain of these financial covenants are calculated by reference to Opendoor Labs Inc. and its consolidated subsidiaries’ assets and liabilities. As a result, under certain circumstances, this may limit the Company’s flexibility to transfer assets from Opendoor subsidiaries to the Parent Company. At September 30, 2024 and December 31, 2023, $276 million and $275 million, respectively, of the Company’s net assets were restricted as they reflect minimum net asset requirements at Opendoor Labs Inc. As of September 30, 2024, the Company was in compliance with all financial covenants and no event of default had occurred.
Convertible Senior Notes
In August 2021, the Company issued 0.25% senior notes due in 2026 (the “2026 Notes”) with an aggregate principal amount of $978 million. The tables below summarize certain details related to the 2026 Notes (in millions, except interest rates):

September 30, 2024	Remaining Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2026 Notes	$381	$(4)	$377

September 30, 2024	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	Semi-Annual Interest Payment Dates	Conversion Rate	Conversion Price
2026 Notes	August 15, 2026	0.25%	0.78%	February 15; August 15	51.9926	$19.23
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
For the three and nine months ended September 30, 2024, total interest expense on the Company's convertible senior notes was $1 million and $2 million, respectively. For the three and nine months ended September 30, 2023, total interest expense on the Company's convertible senior notes was $1 million and $4 million, respectively.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
Estimation of Fair Value
The following table summarizes the fair value measurement methodologies, including significant inputs and assumptions, and classification of the Company’s assets and liabilities recorded at fair value on a recurring basis.

Asset/Liability Class	Valuation Methodology, Inputs and Assumptions	Classification
Marketable securities
Debt securities	Prices obtained from third-party vendors that compile prices from various sources and often apply matrix pricing for similar securities when no price is observable.	Level 2 recurring fair value measurement.
Equity securities	Price is quoted given the securities are traded on an exchange.	Level 1 recurring fair value measurement.
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
The following tables present the levels of the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis (in millions):

September 30, 2024	Balance at Fair Value	Level 1	Level 2	Level 3
Marketable securities:
Equity securities	8	8	—	—
Total assets	$8	$8	$—	$—

December 31, 2023	Balance at Fair Value	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$54	$—	$54	$—
Equity securities	15	15	—	—
Total assets	$69	$15	$54	$—
Fair Value of Financial Instruments
The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis (in millions):

	September 30, 2024
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$829	$829	$829	$—
Restricted cash	225	225	225	—
Liabilities:
Non-recourse asset-backed debt – current portion	$643	$639	$—	$639
Non-recourse asset-backed debt – net of current portion	1,491	1,443	—	1,443
Convertible senior notes	377	320	—	320

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)

	December 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$999	$999	$999	$—
Restricted cash	541	541	541	—
Liabilities:
Non-recourse asset-backed debt – net of current portion	2,134	2,150	—	2,150
Convertible senior notes	376	296	—	296

7.PROPERTY AND EQUIPMENT
Property and equipment as of September 30, 2024 and December 31, 2023, consisted of the following (in millions):

	September 30, 2024	December 31, 2023
Internally developed software	$116	$124
Computers	9	12
Security systems	6	19
Office equipment	2	3
Furniture and fixtures	2	2
Leasehold improvements	2	2
Software implementation costs	1	4
Total	138	166
Accumulated depreciation and amortization	(79)	(100)
Property and equipment – net	$59	$66
Depreciation and amortization expense of $7 million and $25 million was recorded for the three and nine months ended September 30, 2024, respectively. Depreciation and amortization expense of $8 million and $27 million was recorded for the three and nine months ended September 30, 2023, respectively.
8.GOODWILL AND INTANGIBLE ASSETS
For the nine months ended September 30, 2024 and the year ended December 31, 2023, there were no additions to goodwill. No impairment of goodwill was identified for the three and nine months ended September 30, 2024 and 2023.
Intangible assets subject to amortization consisted of the following as of September 30, 2024 and December 31, 2023, respectively (in millions, except years):

September 30, 2024	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Developed technology	$9	$(9)	$—	0.0
Customer relationships	7	(7)	—	0.0
Trademarks	5	(5)	—	0.0
Intangible assets – net	$21	$(21)	$—

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
Amortization expense for intangible assets was $1 million and $4 million for the three and nine months ended September 30, 2024, respectively. Amortization expense for intangible assets was $2 million and $5 million for the three and nine months ended September 30, 2023, respectively.

9.SHARE-BASED AWARDS
Stock options and RSUs
Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant.
A summary of the stock option activity for the nine months ended September 30, 2024, is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance-December 31, 2023	7,820	$2.44	3.3	$16
Exercised	(363)	1.05
Expired	(98)	2.72
Balance-September 30, 2024	7,359	$2.51	2.6	$3
Exercisable-September 30, 2024	7,359	$2.51	2.6	$3
A summary of the RSU activity for the nine months ended September 30, 2024, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested and outstanding-December 31, 2023	60,896	$4.05
Granted	25,283	2.60
Vested	(30,729)	3.93
Forfeited	(9,606)	4.43
Unvested and outstanding-September 30, 2024	45,844	$3.25
Restricted Shares
The Company has granted Restricted Shares to certain continuing employees, primarily in connection with acquisitions.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
ESPP
The first offering period for the Company's 2020 Employee Stock Purchase Plan (“ESPP”) began on March 1, 2022. ESPP employee payroll contributions withheld as of September 30, 2024 were $0.4 million and are included within Accounts payable and other accrued liabilities in the condensed consolidated balance sheets. Payroll contributions withheld as of September 30, 2024 will be used to purchase shares at the end of the current ESPP purchase period ending on
February 28, 2025.
The fair value of ESPP purchase rights is estimated at the date of grant using the Black-Scholes option-pricing valuation model. The following assumptions were applied in the model to estimate the grant-date fair value of the ESPP.

Nine Months Ended September 30, 2024
Fair value	$0.83 - $1.56
Volatility	88.7% - 121.1%
Risk-free rate	4.35% - 5.27%
Expected life (in years)	0.5 - 1.0
Expected dividend	$—
As of September 30, 2024, total estimated unrecognized compensation expense related to the ESPP was $3 million. The unamortized compensation costs are expected to be recognized over the remaining term of the offering period of 0.7 years.
Stock-based compensation expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function as presented in the condensed consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
General and administrative	$16	$15	$49	$47
Sales, marketing and operations	2	4	11	12
Technology and development	7	12	31	35
Total stock-based compensation expense	$25	$31	$91	$94
As of September 30, 2024, there was $119 million of unamortized stock-based compensation costs related to unvested RSUs. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 1.8 years.
10.WARRANTS
Marketing Warrants
On July 28, 2022, the Company entered into a warrant agreement with Zillow, Inc. (“Zillow”) in connection with a partnership arrangement that allows for Zillow to purchase up to 6 million shares of common stock that will vest in tranches (each, a “Tranche”) upon Zillow providing resale marketing services to the Company. As of September 30, 2024, no warrant shares had vested.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
The Company’s provision for income taxes, which consisted of state taxes in the United States and foreign income taxes in Canada and India was nominal and $1 million for the three and nine months ended September 30, 2024, respectively, with an effective tax rate of (0.38)% and (0.39)%, respectively. The Company's provision for income taxes was nominal and $1 million for the three and nine months ended September 30, 2023, respectively, with an effective tax rate of (0.09)% and (0.38)%, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the recording of a full valuation allowance against the net deferred tax assets.
The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets by jurisdiction. Based on the Company’s history of operating losses, including a three-year cumulative loss position, the Company believes that based on the weight of available evidence, it is more likely than not that all of the deferred tax assets in the U.S. will not be realized and recorded a full valuation allowance of its federal and state net deferred tax assets as of September 30, 2024 and December 31, 2023.
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
12.NET LOSS PER SHARE
Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. During the periods when there is a net loss, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. No dividends were declared or paid for the three and nine months ended September 30, 2024 or 2023.
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
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders for the three and nine months ended September 30, 2024 and 2023 (in millions, except share amounts which are presented in thousands, and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic and diluted net loss per share:
Numerator:
Net loss	$(78)	$(106)	$(279)	$(184)
Denominator:
Weighted average shares outstanding – basic and diluted	705,359	662,149	693,796	651,939
Basic and diluted net loss per share	$(0.11)	$(0.16)	$(0.40)	$(0.28)
There were no preferred dividends declared or accumulated for the periods presented.
For both the three and nine months ended September 30, 2024, 55,711 thousand shares were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period. For both the three and nine months

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
ended September 30, 2023, 70,800 thousand shares were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period.
13.DECONSOLIDATION
On July 31, 2024, a consolidated subsidiary of the Company, Mainstay Labs Inc. (“Mainstay”), formerly Open Exchange Labs Inc., issued its Series A Preferred Stock to third-party investors (the “Private Investment”). Mainstay is a market intelligence and transaction platform for the single-family rental industry. As a result of the Private Investment, the Company no longer had a controlling financial interest in Mainstay in accordance with ASC Topic 810, Consolidation, and Mainstay was deconsolidated from the Company’s condensed consolidated financial statements as of July 31, 2024 (the “Deconsolidation”). The Company determined that the Deconsolidation does not meet the criteria requiring presentation as discontinued operations in accordance with U.S. GAAP because it does not represent a strategic shift that will have a major effect on the Company’s operations or financial results.
Upon Deconsolidation, the Company recognized a $14 million gain in Other income – net in the condensed consolidated statement of operations during the three months ended September 30, 2024, which represented the fair value of the Company’s retained interest in Mainstay less the carrying value of Mainstay’s net assets and the Company’s liabilities due to Mainstay as of July 31, 2024. The Company’s retained interest in Mainstay as of July 31, 2024 was recognized as a non-marketable equity security investment under ASC 321, Investment – Equity Securities. As of September 30, 2024, the fair value of the retained interest in Mainstay was $39 million, which is presented in Other assets in the condensed consolidated balance sheets. The fair value was calculated using the option pricing method utilizing a back-solve methodology to infer the total equity value based on the pricing of the Private Investment. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Description of Business and Accounting Policies – Investments” in our Annual Report on Form 10-K for the year ended December 31, 2023.
See “Note 14 — Related Parties” for further information on the Company’s ongoing relationship and transactions with Mainstay.
14.RELATED PARTIES
As a result of the Company’s continued investment in Mainstay, transactions between the Company and Mainstay subsequent to the Deconsolidation are considered to be related-party transactions. Prior to the Deconsolidation, transactions between Mainstay and Opendoor were eliminated upon consolidation.
Subsequent to the Deconsolidation:
•Mainstay will provide property tax compliance services (“Property Tax Services”) and brokerage services (“Brokerage Services”) to the Company in the normal course of business, which were nominal for the three months ended September 30, 2024.
•The Company will provide certain transition administrative services for a limited period of time to Mainstay (“Transition Services”) which will be paid on a quarterly basis in arrears, in the form of Mainstay Series A Preferred Stock at the original Series A Preferred Stock issuance price. Services provided for the three months ended September 30, 2024 were immaterial.
•The Company has no compensation arrangements with the management of Mainstay who are responsible for directing the activities that most significantly impact the economics of Mainstay (“Mainstay Management”). As of the Deconsolidation, outstanding Opendoor RSUs held by Mainstay employees, other than Mainstay Management, were modified so that the service-based vesting requirement will be satisfied as long as the Mainstay employee continues to provide services to Mainstay (“Post Deconsolidation RSUs”). During the three months ended September 30, 2024, subsequent to Deconsolidation, 342,596 shares of common stock were issued to Mainstay employees for the settlement of RSUs, net of shares withheld for participant taxes. As of September 30, 2024, 1,660,362 RSUs remained unvested and outstanding.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
•The Company is continuing to pay for the bonuses of certain Mainstay employees, other than Mainstay Management, through November 2025 (“Post Deconsolidation Bonuses”). Amounts paid during, and due as of, the three months ended September 30, 2024 were immaterial.
15.COMMITMENTS AND CONTINGENCIES
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
On October 18, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of Arizona, captioned Gera v. Palihapitiya, et al. (Case No. 2:23-cv-02164-SMB). The complaint is based on facts and circumstances related to In re Opendoor Technologies Inc. Securities Litigation, and names as defendants certain current and former officers and directors of the Company and SCH Sponsor II LLC. The complaint alleges that the defendants violated Section 14(a) of the Exchange Act, and SEC Rule 14a-9 promulgated thereunder. The plaintiff seeks to maintain the derivative action on behalf of the Company, an award of unspecified compensatory damages, an order directing the Company to reform certain corporate governance and internal procedures, restitution, an award of cost and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper. The defendants filed motions to dismiss on February 8, 2024, which were granted without prejudice on August 14, 2024, and the plaintiff filed an amended complaint on September 12, 2024. On October 28, 2024, the defendants filed motions to dismiss the complaint, which are pending before the court.
16.RESTRUCTURING
In 2023, the Company initiated workforce reductions, impacting approximately 680 employees. The Company provided severance and other termination benefits (“Post-Employment Benefits”) to impacted employees.
The following table presents the activity of the restructuring liability as of September 30, 2024 (in millions):

September 30, 2024
Balance-December 31, 2023	$3
Additions charged to expense	—
Cash payments	(3)
Balance- September 30, 2024	$—
17.SUBSEQUENT EVENTS
On November 7, 2024, the Company announced a workforce reduction of approximately 300 employees, representing 17% of its workforce at that time, as part of an organizational transformation aimed at prioritizing strategic growth initiatives, flattening reporting structures, and driving efficiencies. The Company is providing post-employment benefits to impacted

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
employees for a total cash cost of approximately $9 million. The Company expects to incur an additional $8 million in expenses associated with activities related to the Company’s cost reduction efforts. The Company expects the expense will be substantially recognized during the three months ended December 31, 2024 and paid primarily in the same period, with remaining payments expected to be made through March 31, 2025.
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
Overview
Opendoor’s mission is to power life’s progress, one move at a time. Residential real estate is a trillion-dollar industry underpinned by a process that is complicated, time-consuming, stressful, and offline. We believe all consumers deserve to buy, sell, and move between homes with simplicity and confidence, and we have dedicated almost a decade to delivering on this vision. We have built unique pricing and operations capabilities to become one of the largest buyers and sellers of homes in the United States. Since our founding, we have helped customers to buy or sell homes in over 269,000 transactions and have expanded our footprint to 50 markets across the country.
Financial Highlights and Operating Metrics

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages, homes purchased, homes sold, number of markets, and homes in inventory)	2024	2023	Change	2024	2023	Change
Revenue	$1,377	$980	$397	$4,069	$6,076	$(2,007)
Gross profit	$105	$96	$9	$348	$415	$(67)
Gross margin	7.6%	9.8%		8.6%	6.8%
Net loss	$(78)	$(106)	$28	$(279)	$(184)	$(95)
Number of markets (at period end)	50	53	(3)	50	53	(3)
Homes sold	3,615	2,687	928	10,771	16,344	(5,573)
Homes purchased	3,504	3,136	368	11,733	7,563	4,170
Homes in inventory (at period end)	6,288	4,007	2,281	6,288	4,007	2,281
Inventory (at period end)	$2,145	$1,311	$834	$2,145	$1,311	$834
Percentage of homes “on the market” for greater than 120 days (at period end)	23%	12%		23%	12%
Non-GAAP Financial Highlights (1)
Contribution Profit (Loss)	$52	$43	$9	$204	$(288)	$492
Contribution Margin	3.8%	4.4%		5.0%	(4.7)%
Adjusted EBITDA	$(38)	$(49)	$11	$(93)	$(558)	$465
Adjusted EBITDA Margin	(2.8)%	(5.0)%		(2.3)%	(9.2)%
Adjusted Net Loss	$(70)	$(75)	$5	$(181)	$(681)	$500
________________
(1)See “—Non-GAAP Financial Measures” for further details and a reconciliation of such non-GAAP measures to their nearest comparable GAAP measures.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Current Housing Environment
The housing market remains under pressure as elevated mortgage rates and economic volatility continue to shape the landscape. During the three months ended September 30, 2024, mortgage rates showed some relief, with the average rate falling from 7.1% to 6.1% over the course of the quarter. However, this downward trend was short-lived, with mortgage rates partially rebounding in October 2024. This rebound occurred despite the Federal Reserve’s 50 basis point cut in September 2024, as stronger-than-expected jobs data caused the market to reassess the trajectory of future rate cuts, and fiscal spending uncertainty also pushed treasury yields higher.
Homeowners remain locked into existing low-rate mortgages and home buyers continue to face affordability constraints. This dynamic has translated to a seasonally adjusted annual sales pace of under 4 million homes, as compared to the decade average of over 5 million homes. Continued slowing of resale clearance (the pace at which listed homes enter into a resale contract) has led month-over-month home price appreciation (“HPA”) to trend below historical norms. In addition, the sustained high level of delistings, now at more than 1 delisting for every 4 resales, highlights the ongoing disconnect between sellers’ price expectations and buyers’ willingness to pay.
In this environment, we maintain a flexible approach, dynamically managing pricing strategies to navigate the complex trade-offs of growth, margin, and risk. We aim to stay nimble and capitalize on potential shifts, particularly if macroeconomic conditions become more favorable or if interest rates move lower.
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
Market Footprint
The following table represents the number of markets we operated in as of the periods presented:

	September 30,	June 30,	March 31,	Year Ended December 31,
(in whole numbers)	2024	2024	2024	2023	2022	2021
Number of markets (at period end)	50	50	50	50	53	44
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
Real estate inventory is reviewed for valuation adjustments on a quarterly basis. If the carrying amount for a given home is not expected to be recovered, an inventory valuation adjustment is recorded to cost of revenue and the home’s carrying value is adjusted to its net realizable value. Inventory valuation adjustments are not offset by any expected gains and are not reversed or adjusted should the expected net realizable value subsequently increase. We recorded inventory valuation adjustments of $10 million and $51 million during the three and nine months ended September 30, 2024, respectively, and $17 million and $54 million during the three and nine months ended September 30, 2023, respectively. See “Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Real Estate Inventory” in our Annual Report on Form 10-K for the year ended December 31, 2023.
As one key measure of inventory management performance, we evaluate our portfolio metrics relative to the broader market (as observed on the MLS). One such metric is our percentage of homes “on the market” for greater than 120 days as measured from initial listing date. As of September 30, 2024, such homes represented 23% of our portfolio, compared to 18% for the broader market when filtered for the types of homes we are able to underwrite and acquire in a given market based on characteristics such as price range, home type, home location, year built and lot size (which we refer to as our “buybox”).
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
The following table presents a reconciliation of our Adjusted Gross Profit (Loss) and Contribution Profit (Loss) to our gross profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentages)	2024	2023	2024	2023
Revenue (GAAP)	$1,377	$980	$4,069	$6,076
Gross profit (GAAP)	$105	$96	$348	$415
Gross Margin	7.6%	9.8%	8.6%	6.8%
Adjustments:
Inventory valuation adjustment – Current Period(1)(2)	10	17	33	24
Inventory valuation adjustment – Prior Periods(1)(3)	(16)	(29)	(24)	(450)
Adjusted Gross Profit (Loss)	$99	$84	$357	$(11)
Adjusted Gross Margin	7.2%	8.6%	8.8%	(0.2)%
Adjustments:
Direct selling costs(4)	(32)	(28)	(109)	(171)
Holding costs on sales – Current Period(5)(6)	(6)	(4)	(30)	(41)
Holding costs on sales – Prior Periods(5)(7)	(9)	(9)	(14)	(65)
Contribution Profit (Loss)	$52	$43	$204	$(288)
Contribution Margin	3.8%	4.4%	5.0%	(4.7)%
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table presents a reconciliation of our Adjusted Net Loss and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentages)	2024	2023	2024	2023
Revenue (GAAP)	$1,377	$980	$4,069	$6,076
Net loss (GAAP)	$(78)	$(106)	$(279)	$(184)
Adjustments:
Stock-based compensation	25	31	91	94
Equity securities fair value adjustment(1)	3	11	7	4
Intangibles amortization expense(2)	1	2	4	5
Inventory valuation adjustment – Current Period(3)(4)	10	17	33	24
Inventory valuation adjustment – Prior Periods(3)(5)	(16)	(29)	(24)	(450)
Restructuring(6)	—	—	—	10
Loss (gain) on extinguishment of debt	—	—	1	(182)
Other(7)	(15)	(1)	(14)	(2)
Adjusted Net Loss	$(70)	$(75)	$(181)	$(681)
Adjustments:
Depreciation and amortization, excluding amortization of intangibles	10	9	28	30
Property financing(8)	30	38	88	142
Other interest expense(9)	4	9	13	32
Interest income(10)	(12)	(30)	(42)	(82)
Income tax expense	—	—	1	1
Adjusted EBITDA	$(38)	$(49)	$(93)	$(558)
Adjusted EBITDA Margin	(2.8)%	(5.0)%	(2.3)%	(9.2)%
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
(7)Includes primarily gain on deconsolidation, net, sublease income, and income from equity method investments.
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
Other Income — Net
Other income — net consists primarily of interest income on our Cash and Restricted cash balances and from our investment in money market funds, time deposits, and debt securities as well as changes in fair value of, and dividend income from, our investment in equity securities, and gains from deconsolidation.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)

Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Three Months Ended September 30,		Change in
(in thousands, except percentages)	2024	2023	$	%
Revenue	$1,377	$980	$397	41%
Cost of revenue	1,272	884	388	44%
Gross profit	105	96	9	9%
Operating expenses:
Sales, marketing and operations	96	85	11	13%
General and administrative	46	48	(2)	(4)%
Technology and development	30	42	(12)	(29)%
Restructuring	—	—	—	N/M
Total operating expenses	172	175	(3)	(2)%
Loss from operations	(67)	(79)	12	(15)%
(Loss) gain on extinguishment of debt	—	—	—	N/M
Interest expense	(34)	(47)	13	(28)%
Other income-net	23	20	3	15%
(Loss) income before income taxes	(78)	(106)	28	(26)%
Income tax expense	—	—	—	N/M
Net loss	$(78)	$(106)	$28	(26)%
N/M - Not meaningful.

	Nine Months Ended September 30,		Change in
(in thousands, except percentages)	2024	2023	$	%
Revenue	$4,069	$6,076	$(2,007)	(33)%
Cost of revenue	3,721	5,661	(1,940)	(34)%
Gross profit	348	415	(67)	(16)%
Operating expenses:
Sales, marketing and operations	325	397	(72)	(18)%
General and administrative	141	158	(17)	(11)%
Technology and development	108	121	(13)	(11)%
Restructuring	—	10	(10)	(100)%
Total operating expenses	574	686	(112)	(16)%
Loss from operations	(226)	(271)	45	(17)%
(Loss) gain on extinguishment of debt	(1)	182	(183)	N/M
Interest expense	(101)	(174)	73	(42)%
Other income-net	50	80	(30)	(38)%
Loss before income taxes	(278)	(183)	(95)	52%
Income tax expense	(1)	(1)	—	—%
Net loss	$(279)	$(184)	$(95)	52%
N/M - Not meaningful.

Revenue
Revenue increased by $397 million, or 41%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in revenue was primarily attributable to higher sales volumes in the third quarter of 2024. We sold 3,615 homes during the three months ended September 30, 2024, compared to 2,687 homes during the three months ended September 30, 2023, representing an increase of 35%. Revenue per home sold increased 4% between the same periods. The lower sales in 2023 reflect the Company's actions to slow inventory growth via higher spreads and lower marketing spend during the real estate market correction beginning in the second half of 2022. Inventory levels reached a low in

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
June 2023 and have been steadily rebuilding thereafter. The Company entered the third quarter of 2024 with 6,399 homes in inventory as compared to 3,558 homes in inventory at the start of the third quarter of 2023, representing an 80% increase in homes available for resale.
Revenue decreased by $2.0 billion, or 33%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease in revenue was primarily attributable to lower sales volumes in the first nine months of 2024. We sold 10,771 homes during the nine months ended September 30, 2024, compared to 16,344 homes during the nine months ended September 30, 2023, representing a decrease of 34%. Revenue per home sold increased 2% between the same periods. The decrease in sales volumes was primarily attributable to proactively slowing inventory acquisitions beginning in the third quarter of 2022 via higher spreads embedded in our offers in reaction to volatility in the U.S. housing market coupled with a focus on clearing existing inventory, which had reached peak levels in 2022. The Company entered 2024 with 5,326 homes in inventory as compared to 12,788 homes in inventory at the start of 2023, representing a 58% decrease in homes available for resale.
Cost of Revenue and Gross Profit
Cost of revenue increased by $388 million, or 44%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase in cost of revenue was primarily attributable to higher sales volumes and an 8% increase in cost of revenue per home, excluding valuation adjustments on homes in inventory at period end, due to lower spreads embedded in our acquisition offers beginning in September 2023.
Cost of revenue decreased by $1.9 billion, or 34%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease in cost of revenue was primarily attributable to lower sales volumes and a 1% decrease in cost of revenue per home, excluding valuation adjustments on homes in inventory at period end, due to the slowdown in inventory acquisition pacing as discussed above.
Gross profit increased from $96 million to $105 million and gross margin decreased from 9.8% to 7.6% for the three months ended September 30, 2023 and September 30, 2024, respectively. For the same periods, Adjusted Gross Margin decreased from 8.6% to 7.2% and Contribution Margin decreased from 4.4% to 3.8%. The decrease in gross margin, Adjusted Gross Margin and Contribution Margin reflects lower spreads embedded in our acquisition offers beginning in September 2023. Adjusted Gross Margin and Contribution Margin for the three months ended September 30, 2023 and September 30, 2024 are inclusive of $29 million and $16 million of inventory valuation adjustments recorded in prior periods on homes sold in the current period in order to reduce the carrying value of these homes to their net realizable value. Adjusted Gross Margin and Contribution Margin are non-GAAP financial measures. See “— Non-GAAP Financial Measures” for further details and a reconciliation of such non-GAAP measures to their nearest comparable GAAP measures.
Gross profit decreased from $415 million to $348 million and gross margin increased from 6.8% to 8.6% for the nine months ended September 30, 2023 and September 30, 2024, respectively. For the same periods, Adjusted Gross Margin increased from (0.2)% to 8.8% and Contribution Margin increased from (4.7)% to 5.0%. The increase in gross margin, Adjusted Gross Margin and Contribution Margin reflects relative home price stabilization as well as higher spreads embedded in our acquisition offers beginning in the third quarter of 2022. Adjusted Gross Margin and Contribution Margin for the nine months ended September 30, 2023 and September 30, 2024 are inclusive of $450 million and $24 million of inventory valuation adjustments recorded in prior periods on homes sold in the current period in order to reduce the carrying value of these homes to their net realizable value. Adjusted Gross Margin and Contribution Margin are non-GAAP financial measures. See “— Non-GAAP Financial Measures” for further details and a reconciliation of such non-GAAP measures to their nearest comparable GAAP measures.
Operating Expenses
Sales, Marketing and Operations. Sales, marketing and operations increased by $11 million, or 13%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily attributable to a $7 million increase in property holding costs, consistent with increased inventory levels, and a $4 million increase in resale transaction costs and broker commissions, consistent with the 41% increase in revenue during the same period. The increase was partially offset by a $1 million decrease in advertising expense, which decreased from $16 million for the three months ended September 30, 2023 to $15 million for the three months ended September 30, 2024.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Sales, marketing and operations decreased by $72 million, or 18%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily attributable to a $62 million decrease in resale transaction costs and broker commissions, consistent with the 33% decrease in revenue during the same period. In addition, for the same period, headcount expenses, including salaries and benefits, and contingent labor expenses decreased by $13 million, which was largely attributable to workforce reductions in 2023. Advertising expense increased $5 million, from $58 million for the nine months ended September 30, 2023 to $63 million for the nine months ended September 30, 2024.
General and Administrative. General and administrative decreased by $2 million, or 4%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was mainly attributable to a $2 million decrease in depreciation expense as we slowed our pace of fixed assets additions and existing assets became fully depreciated.
General and administrative decreased by $17 million, or 11%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was mainly attributable to a $7 million decrease in depreciation expense as we slowed our pace of fixed assets additions and existing assets became fully depreciated. In addition, headcount expenses, including salaries and benefits, decreased $5 million primarily due to workforce reductions in 2023. In addition, rent expense decreased by $2 million.
Technology and Development. Technology and development decreased by $12 million, or 29%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily attributable to a $11 million decrease in headcount expenses, including salaries and benefits due to workforce reductions in 2023.
Technology and development decreased by $13 million, or 11%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily attributable to $14 million decrease in headcount expenses, including salaries and benefits due to workforce reductions in 2023.
Restructuring. Restructuring decreased by $10 million, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Restructuring expense for the nine months ended September 30, 2023 was attributable to the Company’s April 2023 workforce reduction of approximately 22% of our workforce or 560 employees.
(Loss) Gain on Extinguishment of Debt
(Loss) gain on extinguishment of debt decreased by $183 million, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The gain on extinguishment of debt during the nine months ended September 30, 2023 resulted from the Company’s partial repurchase of its 2026 Notes in March and May 2023 at a discount net of unamortized deferred costs associated with the 2026 Notes, partially offset by expenses related to partial debt extinguishments.
Interest Expense
Interest expense decreased by $13 million, or 28%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily attributable to a significant decrease in average balances in our non-recourse asset-backed debt, a reduction in our weighted average interest rate as a result of a partial repayment of our outstanding mezzanine debt and a decrease in loan fees as a result of committed debt reductions.
Interest expense decreased by $73 million, or 42%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily attributable to a significant decrease in average balances in our non-recourse asset-backed debt and a decrease in loan fees as a result of committed debt reductions.
Other Income — Net
Other income — net increased by $3 million, or 15%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023.
Other income — net decreased by $30 million, or 38%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily attributable to an $8 million change in fair value

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
adjustments on marketable securities and to $40 million lower interest income due to a reduction in the average cash, cash equivalents and restricted cash balances. The decrease was partially offset by the $14 million gain from the deconsolidation of Mainstay.
Income Tax Expense
Income tax expense changed by a nominal amount for the three and nine months ended September 30, 2024 compared to the three and nine months ended September 30, 2023.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities. As of September 30, 2024, we had cash and cash equivalents of $829 million, restricted cash of $225 million, and marketable securities of $8 million. The decrease in our cash, cash equivalents and marketable securities balance of $231 million as compared to December 31, 2023 resulted primarily from operating losses and an increase in real estate inventory. The decrease in our restricted cash balance of $316 million as compared to December 31, 2023 was primarily a result of the increase in real estate inventory and $7 million net principal payments on non-recourse asset-backed debt.
As of September 30, 2024, the Company had total outstanding balances on our asset-backed debt of $2.1 billion and aggregate principal outstanding from convertible senior notes of $381 million. In addition, we had undrawn borrowing capacity of $4.9 billion under our non-recourse asset-backed debt facilities (as described further below), of which $142 million was committed.
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
In May 2024, the Company entered into an at-the-market equity offering sales agreement (the “ATM Agreement”) with Barclays Capital Inc. and Virtu Americas LLC, as sales agents (the "Agents"), pursuant to which the Company may offer and sell, from time to time, through the Agents, shares of the Company’s common stock having an aggregate offering price of up to $200 million. Under the ATM Agreement, the Agents may sell shares by any method deemed to be an “at-the-market offering.” During the three and nine months ended September 30, 2024, there was no activity pursuant to the ATM Agreement.
We have incurred losses from inception through September 30, 2024, with the exception of net income during the three months ended March 31, 2022 and three months ended June 30, 2023, and we expect to incur additional losses in the future. Our ability to service our debt and fund working capital, business operations and capital expenditures will depend on our ability to generate cash from operating activities, which is subject to our future operating success, and ability to obtain inventory acquisition financing on reasonable terms, which is subject to factors beyond our control, including potential economic recession, rising interest rates, inflation and general economic, political and financial market conditions.
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
Our asset-backed facilities are each collateralized by a specified pool of assets, consisting of real estate inventory, restricted cash and equity interests in certain consolidated subsidiaries of Opendoor that directly or indirectly own our real estate inventory. The terms of our inventory financing facilities require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). As of September 30, 2024, the Company was in compliance with all financial covenants.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table summarizes certain details related to our non-recourse asset-backed debt and other secured borrowings as of September 30, 2024 (in millions, except interest rates):

		Outstanding Amount
September 30, 2024	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$—	$—	—%	June 24, 2026	June 24, 2026
Revolving Facility 2018-3	1,000	258	—	8.26%	September 29, 2026	September 29, 2026
Revolving Facility 2019-1	300	—	—	—%	August 15, 2025	August 15, 2025
Revolving Facility 2019-2	550	—	—	—%	October 3, 2025	October 2, 2026
Revolving Facility 2019-3	100	35	—	8.21%	April 4, 2025	April 3, 2026
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	100	100	—	3.48%	January 2, 2025	April 1, 2025
Term Debt Facility 2021-S2	400	—	300	3.23%	September 10, 2025	March 10, 2026
Term Debt Facility 2021-S3	1,000	—	750	3.75%	January 31, 2027	July 31, 2027
Term Debt Facility 2022-S1	250	250	—	4.07%	March 1, 2025	September 1, 2025
Total	$4,700	$643	$1,050
Issuance Costs		—	(8)
Carrying Value		$643	$1,042

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	1,800	—	300	10.00%	April 1, 2025	April 1, 2026
Term Debt Facility 2022-M1	500	—	150	10.00%	September 15, 2025	September 15, 2026
Total	$2,300	$—	$450
Issuance Costs			(1)
Carrying Value			$449

Total Non-Recourse Asset-backed Debt	$7,000	$643	$1,491
Asset-backed Senior Revolving Credit Facilities
We classify the senior revolving credit facilities as current liabilities on our condensed consolidated balance sheets. In some cases, the borrowing capacity amounts under the asset-backed senior revolving credit facilities as reflected in the table are not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. As of September 30, 2024, we had committed borrowing capacity with respect to asset-backed senior revolving credit facilities of $400 million.
The revolving period end dates and final maturity dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. Certain of our asset-backed senior revolving credit facilities also have additional extension options that are subject to lender approval that are not reflected in the table above.
Asset-backed Senior Term Debt Facilities
We classify our senior term debt facilities as current or non-current liabilities in our condensed consolidated balance sheets based on the applicable final maturity date. The carrying value of the non-current liabilities is reduced by issuance costs of $8 million. In some cases, the borrowing capacity amounts under the asset-backed senior term debt facilities as reflected in the table are not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. As of September 30, 2024, we had committed borrowing capacity with respect to asset-backed senior term debt facilities of $1.4 billion.

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
Asset-backed Mezzanine Term Debt Facilities
In addition to the asset-backed senior revolving credit facilities and asset-backed senior term debt facilities, we have issued asset-backed mezzanine term debt facilities which are subordinated to the related senior facilities. The borrowing capacity amounts under the asset-backed mezzanine term debt facilities as reflected in the table are not fully committed and any borrowing above the committed amounts are subject to the applicable lender’s discretion. As of September 30, 2024, we had committed borrowing capacity with respect to asset-backed mezzanine term debt facilities of $450 million.
Convertible Senior Notes
In August 2021, we issued the 2026 Notes with an aggregate principal amount of $978 million. The table below summarizes certain details related to our 2026 Notes (in millions), as of September 30, 2024, which includes certain repurchases:

September 30, 2024	Remaining Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2026 Notes	$381	$(4)	$377
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as well as the assets, liabilities and equity related to Opendoor Technologies Inc. (Parent Company Only) (“Parent Company”) and subsidiaries that are not VIEs, as of September 30, 2024 (in millions):

		VIE	Non-VIE	Total
CURRENT ASSETS:
Cash and cash equivalents		$—	$829	$829
Restricted cash		214	11	225
Marketable securities		—	8	8
Escrow receivable		14	1	15
Real estate inventory		2,122	59	2,181
Inventory valuation adjustment		(34)	(2)	(36)
Real estate inventory, net		2,088	57	2,145
Other current assets		14	27	41
Total current assets		2,330	933	3,263
OTHER ASSETS	(1)	—	148	148
TOTAL ASSETS		$2,330	$1,081	$3,411

CURRENT LIABILITIES:
Current asset-backed senior revolving credit		$293	$—	$293
Current asset-backed senior term debt		350	—	350
Other current liabilities	(2)	36	42	78
Total current liabilities		679	42	721
Non-current asset-backed mezzanine term debt		449	—	449
Non-current asset-backed senior term debt		1,042	—	1,042
CONVERTIBLE SENIOR NOTES		—	377	377
LEASE LIABILITIES – Net of current portion		—	19	19
OTHER LIABILITIES		—	2	2
TOTAL LIABILITIES		$2,170	$440	$2,610

SHAREHOLDERS’ EQUITY:		$160	$641	$801
________________
(1)The Company’s consolidated Other Assets include the following assets as shown in the Condensed Consolidated Balance Sheets: Property and Equipment - Net, $59 million; Right of Use Assets, $25 million; Goodwill, $3 million; and Other Assets, $61 million.
(2)The Company’s consolidated Other Current Liabilities include the following liabilities as shown in the Condensed Consolidated Balance Sheets: Accounts Payable and Other Accrued Liabilities, $71 million; Interest Payable, $3 million; and Lease Liabilities – Current, $4 million.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in millions)	2024	2023
Net cash (used in) provided by operating activities	$(515)	$2,886
Net cash provided by investing activities	$31	$48
Net cash used in financing activities	$(2)	$(2,347)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(486)	$587
Net Cash (Used in) Provided by Operating Activities
Net cash (used in) provided by operating activities was $(515) million and $2.9 billion for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, cash used in operating activities was primarily driven by the $422 million increase in real estate inventory and our net loss, net of non-cash items, of $98 million. For the nine months ended September 30, 2023, cash provided by operating activities was primarily driven by the $3.1 billion decrease in real estate inventory, partially offset by our net loss, net of non-cash items, of $153 million.
Net Cash Provided by Investing Activities
Net cash provided by investing activities was $31 million and $48 million for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, cash provided by investing activities primarily consisted of a decrease in marketable securities of $55 million, partially offset by an $22 million increase in property and equipment principally related to the capitalization of internally developed software. For the nine months ended September 30, 2023, cash provided by investing activities primarily consisted of a decrease in marketable securities of $75 million, partially offset by a $28 million increase in property and equipment principally related to the capitalization of internally developed software.
Net Cash Used in Financing Activities
Net cash used in financing activities was $2 million and $2.3 billion for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, cash used in financing activities was primarily attributable to $7 million net principal payments on non-recourse asset-backed debt, offset by $5 million in proceeds from the issuance of common stock for ESPP. For the nine months ended September 30, 2023, cash used in financing activities was primarily attributable to $2.1 billion net principal payments on non-recourse asset-backed debt as well as $270 million related to the partial repurchase of the 2026 Notes.
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, except for the

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
categories of contractual obligations included in the table below, which have been updated to reflect our contractual obligations as of September 30, 2024:

	Payment Due by Year
(in millions)	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Senior revolving credit facilities(1)	$299	$299	$—	$—	$—
Senior and mezzanine term debt facilities(2)	2,031	445	1,586	—	—
Convertible senior notes(3)	383	1	382	—	—
Operating lease(4)	32	7	11	10	4
Purchase commitments(5)	332	332	—	—	—
Total	$3,077	$1,084	$1,979	$10	$4
______________
(1)Represents the principal amounts outstanding as of September 30, 2024. Includes estimated interest payments, calculated using the variable rate in existence at period end over an assumed holding period of 90 days. Borrowings under the senior revolving credit facilities are payable as the related inventory is sold. The payment is expected to be within one year of September 30, 2024.
(2)Represents the principal amounts outstanding as of September 30, 2024 and estimated interest payments assuming the principal balances remain outstanding until maturity. The final maturity dates of the senior and mezzanine term debt facilities vary, as discussed above.
(3)Represents the principal amounts outstanding as of September 30, 2024 and interest payments assuming the principal balances remain outstanding until maturity.
(4)Represents future payments for long-term operating leases that have commenced, or have been executed but not yet commenced, as of September 30, 2024.
(5)As of September 30, 2024, we were under contract to purchase 1,006 homes for an aggregate purchase price of $332 million.
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
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the condensed consolidated financial statements. Based on this definition, critical accounting policies and estimates are discussed in “Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Annual Report on Form 10-K for the year ended December 31, 2023. There have been no significant changes to these critical accounting estimates during the first nine months of 2024. In addition, we have other key accounting policies and estimates that are described in “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 1. Description of Business and Accounting Policies” in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
We are subject to market risk by way of changes in interest rates on borrowings under our inventory financing facilities. As of September 30, 2024, we had total outstanding balances on our asset-backed debt of $2.1 billion, 86% of which was based on a fixed rate with an average duration of 1.9 years and the remaining 14% of which was based on a floating rate. Total property financing interest expense for the nine months ended September 30, 2024 was $88 million, of which $81 million was fixed and $7 million was floating. As of September 30, 2024 we had outstanding borrowings of $293 million which bear interest at floating benchmark reference rates based on the secured overnight financing rate (“SOFR”), plus an applicable margin. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. Many of our floating rate debt facilities also have benchmark rate floors. Assuming no change in the outstanding borrowings on our credit facilities, we estimate that a one percentage point increase in applicable benchmark rates would increase our annual interest expense by approximately $3 million as of September 30, 2024.
Inflation Risk
We believe the inflation experienced in recent years has impacted the cost of goods and services that we consume, such as labor and materials costs for home repairs. We endeavor to offset these impacts in our business through appropriately considering them in our pricing and operational models. However, if our costs were to become subject to significant incremental inflationary pressure, we may not be able to fully offset such higher costs by adjusting our operational model or our pricing methodology. Our inability to do so could harm our business, results of operations and financial condition.
In addition, in response to ongoing inflationary pressures in the U.S., the Federal Reserve has implemented a number of increases to the federal funds rate since 2022, which, despite the Federal Reserve’s 50 basis point cut in September 2024, remains elevated compared to historical levels. See “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Housing Environment” for a discussion of the impact of the increased federal funds rate on mortgage interest rates and our business.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer (who the Board has determined performs the functions of the Company’s principal financial officer and principal accounting officer as of the date of the filing of this Quarterly Report on Form 10-Q), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2024. The Board has determined that, as of the date following the filing of this Quarterly Report on Form 10-Q, the Company’s Chief Financial Officer, Selim F. Freiha, will be the Company’s principal financial officer and principal accounting officer.

OPENDOOR TECHNOLOGIES INC.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OPENDOOR TECHNOLOGIES INC.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item 1 is incorporated herein by reference to the discussion in Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 15. Commitments and Contingencies – Legal Matters.
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
Item 1A. Risk Factors.
In the course of conducting our business operations, we are exposed to a variety of risks. You should carefully consider the risks described below, the risks described in “Part I – Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”), as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and related notes and “Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations,” before deciding whether to invest in our common stock. Any of the risk factors we described in “Part I – Item 1A. Risk Factors,” in our Annual Report or in subsequent periodic reports, have affected or could materially and adversely affect our business, financial condition, results of operations, and prospects. The market price of shares of our common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Certain statements in “Risk Factors” are forward-looking statements. See “Forward-Looking Statements.”
There have been no material changes to our risk factors since the Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a)     On November 6, 2024, Megan Meyer Toolson notified the Company’s Chief Executive Officer of her resignation as the Company’s President, Sell Direct and Services, effective December 2, 2024. Following her resignation, the Company expects that Ms. Meyer Toolson will remain as an advisor through January 31, 2025, and will continue to be compensated on the same terms during such period.
(b)     None.

OPENDOOR TECHNOLOGIES INC.

(c)     Securities Trading Arrangements of Directors and Executive Officers
Rule 10b5-1 Trading Plans
The following table describes contracts, instructions or written plans for the sale or purchase of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” by our directors or executive officers during the three-month period ended September 30, 2024.

Trading Arrangement
	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Maximum Shares to be Sold	Expiration Date
Megan Meyer Toolson (President, Sell Direct & Services)	Adopt	9/9/2024	X		380,000	11/25/2025
Sydney Schaub (Chief Legal Officer)	Adopt	9/3/2024	X		1,194,668(3)	12/15/2025
Christina Schwartz (Chief Accounting Officer and former interim Chief Financial Officer)	Adopt	8/18/2024	X		414,489(4)	10/31/2025
______________
(1)Intended to satisfy the affirmative defense of Rule 10b5-1(c)
(2)Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
(3)At the time of adoption, the maximum number of shares that could be sold was unknown. The Rule 10b5-1 trading arrangement contemplated, as of the adoption date, the sale of up to 393,260 shares of common stock; however, 373,382 of such shares may be sold pursuant to a prior Rule 10b5-1 trading arrangement that will expire prior to the commencement of sales under the plan adopted on September 3, 2024. The Rule 10b5-1 trading arrangement also contemplated, as of the adoption date, the sale of up to 801,408 shares of common stock subject to RSUs previously granted to Ms. Schaub that will vest or vested at various dates between September 15, 2024 and October 15, 2025, as well as an unknown number of shares to be purchased in the future pursuant to the Company’s Employee Stock Purchase Plan. The aggregate number of Ms. Schaub’s RSU shares that will be available for sale under the Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards.
(4)At the time of adoption, the maximum number of shares that could be sold was unknown. The trading arrangement contemplated, as of the adoption date, the sale of up to 414,489 shares of common stock. This number included up to 116,841 shares of common stock subject to RSUs previously granted to Ms. Schwartz that vested or will vest at various dates between September 15, 2024 and October 15, 2025. The aggregate number of Ms. Schwartz’s RSU shares that will be available for sale under the Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards. As such, for purposes of this disclosure, the shares included in this table reflect the shares held by Ms. Schwartz plus the aggregate maximum number of shares underlying Ms. Schwartz’s RSUs without excluding the shares that will be sold to satisfy the tax withholding obligations.
Rule 10b5-1 Sell to Cover Instruction Letter
On August 13, 2024, Ms. Megan Meyer Toolson, Ms. Sydney Schaub and Ms. Christina Schwartz each entered into a 10b5-1 Instruction Letter (the “Instructions”) with respect to all RSUs granted or to be granted to each of them under the Company’s equity plans or any successor plans, in order to instruct the broker(s) chosen by the Company to sell shares of common stock in order to satisfy any tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards. The Instructions are intended to satisfy the affirmative defense of Rule 10b5-1(c). The aggregate number of shares to be sold under the Instructions is not determinable and there is no set expiration date for the Instructions.

OPENDOOR TECHNOLOGIES INC.

Item 6. Exhibits.
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1		Agreement and Plan of Merger, dated as of September 15, 2020, by and among Social Capital Hedosophia Corp. II, Hestia Merger Sub Inc. and Opendoor Labs Inc.	8-K	001-39253	2.1	09/17/2020
3.1		Certificate of Incorporation of Opendoor Technologies Inc.	8-K	001-39253	3.1	12/18/2020
3.2		Amended and Restated Bylaws of Opendoor Technologies Inc.	8-K	001-39253	3.1	01/24/2023
4.1		Specimen Common Stock Certificate of Opendoor Technologies Inc.	S-4/A	333-249302	4.5	11/06/2020
4.2		Warrant Agreement, dated July 28, 2022, between Opendoor Technologies Inc. and Zillow, Inc.	8-K	001-39253	99.2	08/05/2022
10.1	#	Offer Letter Agreement, dated as of September 30, 2024, by and between Opendoor Labs Inc. and Selim Freiha					*
10.2	#	Transition Agreement, dated as of September 30, 2024, by and between Opendoor Technologies Inc., Opendoor Labs Inc. and Christina Schwartz					*
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	+	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	+	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH		Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104		Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*
________________
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.
+ The Company’s Chief Accounting Officer is performing the function of the principal financial officer and principal accounting officer as of the date of the filing of this Quarterly Report on Form 10-Q.

OPENDOOR TECHNOLOGIES INC.
SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENDOOR TECHNOLOGIES INC.

Date:	November 07, 2024	By:	/s/ Carrie Wheeler

			Name:	Carrie Wheeler
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 07, 2024	By:	/s/ Christina Schwartz

			Name:	Christina Schwartz
			Title:	Chief Accounting Officer
(Principal Financial and Accounting Officer)*

* The Company’s Chief Accounting Officer is performing the function of the principal financial officer and principal accounting officer as of the date of this Quarterly Report on Form 10-Q.