Form 10-K
period 2024-12-31
Opendoor Technologies Inc.
filed 2025-02-27
CIK 1801169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2024 was $987,152,401. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates.
The number of shares of registrant’s common stock outstanding as of February 20, 2025 was 723,517,956.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

OPENDOOR TECHNOLOGIES INC.

Annual Report On Form 10-K
For Fiscal Year Ended December 31, 2024

i

OPENDOOR TECHNOLOGIES INC.

As used in this Annual Report on Form 10-K, unless the context requires otherwise, references to “Opendoor,” the “Company,” “we,” “us,” and “our,” and similar references refer to Opendoor Technologies Inc. and its wholly owned subsidiaries following the Business Combination (as defined herein) and to Opendoor Labs Inc. prior to the Business Combination.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including, without limitation, statements regarding: current and future health and stability of the real estate housing market and general economy; volatility of mortgage interest rates, changes in resale clearance rates and expectations regarding future behavior of consumers and partners; the health and status of our financial condition; anticipated future results of operations or financial performance; priorities of the Company to achieve future financial and business goals; political and regulatory trends, including potential increased tariffs; our ability to continue to effectively navigate the markets in which we operate; anticipated future and ongoing impacts and benefits of acquisitions, partnership channel expansions, product innovations and other business decisions; health of our balance sheet to weather ongoing market transitions and any expectation to quickly re-scale in the future upon market stabilization; our ability to adopt an effective approach to manage economic and industry risk, as well as inventory health; our expectations with respect to the future success of our partnerships and our ability to drive significant growth in sales volumes through such partnerships; our business strategy and plans, including plans to expand into additional markets; market opportunity and expansion and objectives of management for future operations, including statements regarding the benefits and timing of the roll out of new markets, products, or technology; and the expected diversification of funding sources, are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “might,” “opportunity,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strategy,” “strive,” “target,” “vision,” “will,” or “would,” any negative of these words or other similar terms or expressions may identify forward-looking statements. The absence of these words does not mean that a statement is not forward-looking.
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
•changes in general economic and financial conditions (including federal monetary policy, the imposition of tariffs and price or exchange controls, interest rates, inflation, actual or anticipated recession, home price fluctuations, and housing inventory), as well as the probability of such changes occurring, that may impact demand for our products and services, lower our profitability or reduce our access to future financings;
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
•our ability to realize expected benefits from our restructuring and cost reduction efforts;
•our ability to comply with multiple listing service rules and requirements to access and use listing data, and to maintain or establish relationships with listings and data providers;

OPENDOOR TECHNOLOGIES INC.
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
•the impact of the regulatory environment and potential regulatory instability associated with the new U.S. presidential administration within our industry and complexities with compliance related to such environment;
•any future impact of pandemics, epidemics, or other public health crises on our ability to operate, demand for our products or services, or general economic conditions;
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
•Our business and operating results have been and may in the future be significantly impacted by general economic conditions, the health of the U.S. residential real estate industry and risks associated with our real estate assets.
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
•We may be unable to realize expected benefits from our restructuring and cost reduction efforts and our business might be adversely affected.

OPENDOOR TECHNOLOGIES INC.
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
•We process, store and use Personal Information (as defined herein) and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and violation of these privacy obligations could result in a claim for damages, regulatory action, loss of business, or unfavorable publicity.
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
Residential real estate is the largest consumer category in the United States. In 2024 alone, more than four million existing homes were sold, representing approximately $1.7 trillion in transactions. Additionally, with approximately two-thirds of Americans living in a home they own, housing is the single largest consumer expenditure in the United States, ahead of transportation, food, insurance, and healthcare.
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
Opendoor transforms the home selling and buying process into a simple and certain online experience. Since launch, customers have demonstrated their desire for our digital, on-demand real estate solution with over 274,000 homes bought and sold by Opendoor across the United States. In 2024, we sold over 13,500 homes and generated $5.2 billion in revenue while continuing to delight customers, maintaining an average Net Promoter Score of nearly 80 from our sellers since 2021.
Since our initial market launch in Phoenix in 2014, we have expanded across the United States and operated in 50 markets as of December 31, 2024: Albuquerque, Atlanta, Austin, Birmingham, Boston, Charleston, Charlotte, Chattanooga, Cincinnati, Cleveland, Colorado Springs, Columbia, Columbus, Corpus Christi, Dallas-Fort Worth, Denver, Detroit, Greensboro-Winston, Greenville, Houston, Indianapolis, Jacksonville, Kansas City, Killeen, Knoxville-Morristown, Las Vegas, Los Angeles, Miami, Minneapolis-St. Paul, Nashville, New York-New Jersey, Northern Colorado, Oklahoma City, Orlando, Phoenix, Portland, Prescott, Raleigh-Durham, Richmond, Riverside, Sacramento, Saint Louis, Salt Lake City, San Antonio, San Diego, San-Francisco-Bay Area, Southwest Florida, Tampa, Tucson, and Washington, DC.
We believe we are still in the early stages of the digital transformation of real estate. We are dedicated to building a digital, one-stop shop for buyers and sellers of residential real estate, where more consumers will be able to transact directly with simplicity, certainty and control over the entire process.
Market Overview
Residential real estate is a massive offline market. Of the $1.7 trillion residential real estate transactions in 2024, iBuyers (companies that use technology to price homes, acquire properties, and facilitate real estate transactions) captured less than 1%.
The current landscape is highly fragmented. Today, nearly 90% of residential real estate transactions in the United States involve an agent. There are approximately two million licensed real estate agents in the United States, who each complete approximately five transactions on average per year, and many of whom do not solely work in real estate. Without appropriate support, this can lead to an inconsistent experience for consumers looking for guidance in what is typically the largest financial decision of their lives.
Real estate is migrating online. Consumers are shifting their spend online and demanding digital-first experiences for greater efficiency, certainty, and speed. They are increasingly comfortable transacting online across retail, food and transportation, and they now expect similar experiences in real estate. While the majority of home buyers browse for homes online, the transaction itself is still largely offline, making it difficult for consumers to access homes and requiring in-person

OPENDOOR TECHNOLOGIES INC.
closings. The COVID-19 pandemic catalyzed an increase in demand for digital-first experiences with consumers prioritizing simplicity and certainty.
The Problem
The traditional process of selling or buying a home is a lengthy and stressful experience for both the seller and buyer. For nearly 90% of United States sellers that list their home on the market using an agent, this is what their experience typically looks like:
•Find a listing agent. Before the seller can list, they must find a qualified agent. Approximately 80% of sellers contact only one real estate agent before listing.
•Prepare the home for listing. The seller often needs to get the home “sale ready.” This preparation, including cleaning, staging and any necessary upgrades, typically involves a lot of guesswork, time, and money.
•List the home. A home typically needs to be listed for over 40 days on average before it goes into contract.
•Host open houses and home visits. During the process, the seller will typically host dozens of strangers walking through their home, and deal with the hassle of cleaning up and clearing out, often on short notice and during inconvenient times.
•Receive an offer. Over 30% of home sellers reduce their asking price at least once, while over 20% of sellers offer incentives to attract buyers. Once an offer is received, the seller has to negotiate the offer, negotiate the closing date, and deal with any contingencies the buyer may have.
•Negotiate repairs or fix issues identified by buyers. After the offer is accepted, the buyer typically conducts an inspection, which often forces the seller to renegotiate the offer or fix issues, increasing the homeowner’s costs and potentially delaying closing.
•Wait for closing. Once the contract is signed, it still takes almost 40 days on average to close. The seller is reliant on the home buyer and a disparate set of counterparties — such as their agent, mortgage broker and escrow officer — to coordinate and complete the closing process.
•Fall-through risk. Finally, there is over a 20% chance the contract falls through between signing and closing (based on average multiple listing services (“MLS”) contract fall-through rates in our markets in 2024), forcing the home seller to start the entire process all over again.
Additionally, we estimate over one-half of home sellers are also home buyers. These customers face an additional set of challenges to line up their home purchase with their sale:
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
Our Solution
Opendoor is an end-to-end real estate platform enabling customers to sell and buy a home online. We offer a number of products to customers in order to facilitate the transaction that best suits their specific needs. All of our products leverage our centralized operations and platform capabilities, enabling sellers and buyers to experience a simple and certain transaction that dramatically improves the traditional process. Today, our product offerings include:
•Sell to Opendoor. Launched in 2014, sellers utilize our core product offering to sell their home directly to us and we resell the home to a home buyer. By selling to Opendoor, homeowners can avoid the stress of open houses, preparing the home for market, overlapping mortgages, and the uncertainty that can come with listing a home on the open market. Using our website or mobile app, sellers can receive an estimated offer online. We then conduct a home assessment to verify the home information and finalize the offer, taking into consideration the home’s condition. Sellers can then select their preferred closing date and close electronically (where permitted).

OPENDOOR TECHNOLOGIES INC.
For customers who sell directly to us, we charge a service fee. Our final purchase price also reflects expected repairs and home quality improvements that relate to our assessment of home condition and the expectations of buyers in the market. Our offering compares favorably to the traditional listing process, which can include a broker fee and a number of additional costs, such as resale concessions, inspection costs, staging costs, mortgage payments on two homes, and additional moving and storage costs. Many of these expenses may be unforeseen by the homeowner at the outset. Our final offer, inclusive of purchase price, service fee, and condition pricing adjustment, provides the homeowner with more certainty and transparency as to their expected sale proceeds, while removing the hassle of doing any repairs and other work to get the home “sale ready.”
•List with Opendoor. Customers can choose to list their home on the MLS with a partner agent while also receiving the certainty of our cash offer, which is valid for a limited time period while the seller tests the market. By choosing this product, sellers work with one of our partner agents to list their home through the open MLS market. If the seller sells their home through the MLS, Opendoor receives a referral fee from the partner agent. If the seller does not receive the offer they are looking for on the market, they can choose to accept our cash offer and Opendoor charges its same service fee. Our listing product is currently available in nearly all Opendoor markets.
•Opendoor Marketplace. Launched in 2022, our capital-light marketplace offering connects home sellers with both institutional and retail buyers, facilitating transactions without Opendoor taking ownership of the home. For home buyers, we are building an e-commerce-like experience that focuses on unique selection and a streamlined process. For home sellers, we are focused on providing options: in addition to receiving an Opendoor offer, sellers can also look for a higher offer from our network of buyers. For sellers who successfully sell their home via our marketplace, we charge a listing fee. There is no need for making repairs on spec and no upfront commitment. We are giving home sellers control and flexibility, including over showings and selling timelines. We have launched our marketplace offering in three markets: Dallas-Fort Worth (launched in 2022), and Charlotte and Raleigh-Durham (launched in late 2024), and we continue to iterate on the product experience. When we are ready to scale, we believe we are well positioned to expand the product across our existing markets given our ability to leverage our existing core product infrastructure.
In addition to these products, we also offer customers integrated title insurance and escrow services through our subsidiaries. Currently, we offer title insurance services in a majority of our markets and on both the acquisition and resale side of the transaction. In the markets where our title services are offered, we provided these services for over 80% of Opendoor home transactions that closed in 2024. Our title and escrow companies charge buyers and/or sellers fees related to settlement and escrow services. Additionally, as agents for national title insurance underwriters, they charge title insurance premiums, which may be based on promulgated rates or rates filed by national title insurance companies. The fees charged by our title and escrow companies vary by market.
Our Business Model
The vast majority of our revenue today is generated by our core product offering, where we acquire homes directly from sellers and resell those homes to buyers. We also provide additional services to home sellers and home buyers, including title and escrow services, List with Opendoor, and Opendoor Marketplace.
To achieve our long-term margin objectives, we plan to continue to make competitive offers that customers choose, provide value-added adjacent services for our customers to increasingly adopt, and offer products that meet our customers where they are on their selling and buying journeys. At scale, we believe our List with Opendoor and Opendoor Marketplace offerings have the potential to reduce our inventory exposure, capital intensity, and macro risk. Additionally, we plan to achieve operating leverage by growing our revenue at a faster pace than our fixed cost base, which includes general and administrative as well as technology and development expenses. We plan to continue to invest in our business and appropriately balance trade-offs between growth, margin, and risk as we scale.
Offers
We generate demand for our products and services through organic awareness and word-of-mouth, paid media spend, and partnership channels such as our relationships with homebuilders, real estate agents, and online real estate portals. Home sellers can visit our website or mobile app and answer a few questions about their home’s condition, features, and upgrades. For eligible homes, customers receive an estimated offer, which can be refreshed at any time through their personalized seller dashboard. As of December 31, 2024, all of our estimated offers are algorithmically generated and require minimal human intervention.

OPENDOOR TECHNOLOGIES INC.
In order to finalize our offer, we conduct a combination of virtual and/or in-person home assessments to verify the condition of the home and determine what kind of repairs and home quality improvements may need to be performed after we acquire the home. We typically ask for a condition pricing adjustment that relates to our assessment of home condition and what it will require to get and maintain the home as “sale ready” based on the expectations of buyers in the market. We have developed purpose-built software to guide home assessment workflows and collect over 150 unique data points on average regarding a home’s condition and quality. In addition to informing the offer price for that particular home, we incorporate the proprietary data that we collect during home assessments as structured data into our underlying pricing models. After all the data has been collected and incorporated, each offer is reviewed and finalized by members of our pricing team, allowing us to marry the best of our algorithmic insights with human judgment.
We closely track the number of potential sellers who accept the Opendoor offer versus listing their home on the MLS. We define this as the “true seller” conversion rate, which is the percentage of unique leads who either accept an Opendoor offer or list their home on the MLS within 60 days of receiving an offer from us. We believe this is an important measure of the strength of our value proposition. In addition, we provide offers to homeowners who are not ready to transact at the time of the offer. We add these individuals to our expanding pool of prospective customers, and we re-engage with them over time for when they are ready to transact. Over 20% of sellers who listed or sold their homes have previously entered their home address on Opendoor.com across our active markets, which suggests that our registered user base is a powerful source of future sellers that we can use to drive our future growth.
Home acquisition and repairs
Once a seller has received and accepted our final purchase offer, we enable the seller to close the transaction on a flexible timeline. This is a particularly important feature as the majority of sellers are also buyers, who are often looking to line up the timing of these two transactions to ensure they have their next home to move to before locking in the sale of their current home or to avoid double moves or mortgages. This feature further differentiates our service from a traditional sale.
Following acquisition, we bear the subsequent risk of conducting repairs and home quality improvements on time and on budget. The scope of this work before resale is focused on ensuring the home is in “sale ready” condition. We engage third-party contractors within each market to conduct repairs, and continuously refine and adjust our repair and improvement strategies based on our operating experience in markets and reviewing neighborhood-level resale outcomes.
Home resale
After we prepare the home for market and list the home for resale, we market our homes across a wide variety of channels to generate buyer awareness and demand. These channels include the Opendoor website and mobile app, local MLS, and syndication across real estate portals. We also generate buyer awareness through Opendoor signage for listed properties. The majority of our sales are to individual consumers, with a minority sold to institutional investors. Efficiently turning our inventory, inclusive of preparing, listing, and reselling the home, is important to our financial performance, as we bear holding costs (including utilities, property taxes, maintenance and insurance) and financing costs during our ownership period.
As part of the listing and marketing process, we determine an appropriate resale strategy for each home. As the principal rather than the agent in the transaction, we are in a structurally advantageous position as seller, relying on data-driven decisions against a large, diversified portfolio of homes. Our proprietary pricing engine helps automate many of these steps, including relevant adjustments over time. We manage and measure our inventory performance by listing cohort and by market, and our pricing models can incorporate granular, relative demand signals to optimize pricing and sell-through across the portfolio. Our resale models, in conjunction with input from our pricing team, are designed to enable realized target margins while maintaining appropriate transaction velocity and inventory portfolio health.
When we receive an acceptable offer on a given home, we enter into a resale contract. Buyers will then typically conduct an inspection on the property, finalize their mortgage application process and ultimately take possession of the home upon closing of the transaction.
Industry-Leading Pricing Capabilities
Our ability to price homes competitively is fundamental to our business model. Since our inception, we have prioritized investment in our pricing capabilities across our home acquisition processes and our forecasting and resale systems. Our pricing function focuses on ensuring we are providing competitive offers to customers while managing acquisition volumes and resale policy decisions to meet our margin and risk management objectives.

OPENDOOR TECHNOLOGIES INC.
To create our final home offers, we algorithmically produce both an estimated valuation and an assessment of our confidence level in that estimate, and we then further validate that estimate with a combination of virtual and in person assessments of the home, as well as additional review from our in-house pricing analysts, to finalize the offer. We dynamically adjust our offers to account for the level of certainty in pricing each home. This degree of certainty can be impacted by factors such as macro conditions, local market dynamics, the condition or attributes of a home, and the depth of home comparables. We recalibrate our view of pricing and where market values are trending using high-frequency detailed metrics across all aspects of our business, including inputs related to the dynamics of market demand and supply across markets, home types, and time periods. These factors are reflected in our spreads, which we define as total discount to our home valuation at the time of offer, less our 5% service fee.
While the real estate industry generates a wealth of publicly sourceable data, much of this data lacks the quality and specificity essential to price individual homes. Since our inception, we have invested in our research and data science teams, modeling capabilities, and systematized tooling to gather, aggregate, correct, and synthesize an expanding catalog of proprietary, hyper-local data in order to enhance and automate pricing decisions. We have also acquired third-party data to improve our pricing models and forecast quality. Our proprietary models are informed by hundreds of data points that have been collected and synthesized in a structured way.
•Proprietary offline data. We have conducted over 850,000 assessments during which we collect over 150 data points on average for each home and its surroundings using custom inspection and operator tooling to systematically source and translate home features into a robust data library. These proprietary data points have led us to make approximately 2.3 billion annotations and adjustments to MLS and tax assessor data, as well as build out unique geospatial data assets, such as power line and busy road proximity. We also use artificial intelligence (“AI”) to extract and automatically categorize data on the condition of homes from customer-provided inputs, such as chat conversations, images, and videos. Once we list a home for resale, we collect additional home-level demand data such as home visits and visitor feedback, which enable us to calibrate our resale strategy and acquisition home pricing.
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
•Our pricing models and inventory management systems are designed to recalibrate to market signals on a daily basis. In addition, we employ sophisticated resale pricing management systems that are designed to allow us to optimize sell-through and margin using real-time, local market demand information, including down to an individual home level. We believe that the quality and scale of information we utilize in our inventory management decisions

OPENDOOR TECHNOLOGIES INC.
and our ability to manage these decisions across a scaled, diversified portfolio provides us with a structural advantage over individual sellers or agents in the traditional home selling process.
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
•At any moment in time, a portion of our inventory is under resale contract; this means we have already found buyers for those homes and are in the process of closing the resale transactions. This further limits the exposure of our inventory portfolio to macro market changes.
Efficient Digital Platform
We continue to invest in having an agile, low-cost platform, which allows us to provide more competitive offers to home sellers and adapt to changes in macro conditions. Each component of our real estate business and transaction experience has been purpose-built to delight our customers through a streamlined, digital-first, flexible, and vertically-integrated platform. We have reimagined the traditionally inefficient and labor-intensive processes required to purchase, prepare, and resell a home, and we have designed our technology and processes to do so at scale. With this in mind, we have invested in developing technology that enables virtualization, centralization, and automation to reduce cost, increase speed and improve quality of execution.
Our proprietary construction management technology enables us to drive efficiencies across all home servicing functions, tying together pre-acquisition assessments, pricing, repair and preparation scoping, centralized back-office operations, renovation project management, and listed home maintenance. Our systems and processes facilitate the centralization of certain processes that previously required local labor, which provides staffing flexibility, cost economies, training and quality enhancements, and faster turnaround times, all of which result in a superior home product and customer experience. One example is our virtual home assessment capability for our lowest risk homes, where home sellers or their agents are able to take our operators on a virtual, guided tour of their home, both interior and exterior. Our centralized teams then assess home condition and home features, and compare the subject home to nearby recently sold homes. Leveraging a combination of industry best practices and large, complex data sets, we can fully underwrite these lower risk homes via centralized teams in order to provide sellers fast and frictionless final offers. This centralization has also enabled us to shift an increasing amount of back-office work to our offshore teams, which we believe will help deliver structural cost improvements over time.
We have also established a network of over 450 trade partners and local service providers that use our proprietary technology to complete home repairs and maintenance. By leveraging our technology platform and directly interfacing with our trade partners, we reduce delays, eliminate waste, and improve quality of repairs while capturing data at every step to continuously improve the system. This increase in third-party capacity also gives us the flexibility to adapt to macro conditions and adjust our operating expenses commensurate with volume expectations. Due to our scale, we have procured volume discounts on the cost of materials used in our home repairs. In addition, we have designed our home inventory management processes and home access technology to ensure our homes are regularly cleaned, well-maintained and safe to enable our on-demand, self-tour experience. We receive regular home condition status updates from our trade partners and local service provider network who are in our homes multiple times per month, as well as from home shoppers and agents who provide feedback through our mobile application after their home tours. This feedback enables rapid response in the event of condition defects that would otherwise persist unaddressed. Quickly fixing potential quality issues helps ensure listed inventory remains in the necessary condition to maximize probability of resale.
Strategic Growth Priorities
Our growth strategy is to innovate and execute on the following key strategic priorities:
Increase penetration in existing markets. We are focused on growing market share in our existing markets — greater scale improves awareness, trust and adoption, operational cost efficiencies, and pricing competitiveness from more data. We have historically demonstrated our ability to capture over 4% market share in multiple markets, with our oldest market cohorts

OPENDOOR TECHNOLOGIES INC.
showing deeper market penetration. We will continue to expand our customer base through partnerships and marketing campaigns that increase awareness and engage customers early in their home selling and buying research.
Expand to new markets. At 50 markets as of December 31, 2024, we have made good progress towards our long-term goal of being able to deliver for customers nationwide. In the future, we may choose to expand our market presence. We will select any new markets by looking at drivers of supply, demand and affordability, housing stock, cost structure and expected pricing competitiveness. We have honed our market launch playbook by centralizing many of our core pricing, operations and customer service functions, enabling us to efficiently launch new markets with limited in-market physical presence. Our largely centralized and scalable framework for new market entry enabled us to rapidly grow the number of markets we served in 2021 and the first half of 2022. Furthermore, decision making for each home is informed by centralized, robust, data-driven playbooks that allow us to drive consistency across our markets and reach profitability in new markets more quickly.
Expand product offerings. Our north star is to build the best end-to-end digital experience for every home seller and buyer. We are focused on continuing to refine our best-in-class seller experience, drive additional scale and efficiencies, expand the options available to sellers to best suit their specific needs, invest in enhancing the buyer experience, and continue to integrate the seller and buyer journey. We continually evaluate the need for additional products related to real estate transactions and ancillary services.
Marketing
We utilize a diversified, multichannel approach in marketing, with a focus on efficient growth. In addition to earned media and online real estate partnerships with leading industry brands, we leverage a diverse range of channels and platforms within paid advertising, including paid online channels, direct mail, television, radio, social media, and outdoor advertising. As our market footprint has expanded, we are focused on our investment in broad reach and national channels such as television and sponsorships, to efficiently drive awareness and build trust with consumers in a new category. We also continue to build our prospective customer base by maintaining relationships and re-engaging with homeowners who might not have been ready to sell during their first interaction with Opendoor. With the majority of sellers also being buyers, these homeowners represent a large part of our marketing funnel that we are focused on converting when they are ready to transact. As more consumers start their home journey with Opendoor, we expect this prospective customer base to continue to expand over time.
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
Human Capital Resources
    As of December 31, 2024, we employed 1,470 individuals, including 1,128 in the United States. None of our employees are currently represented by a labor organization or a party to any collective bargaining.
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

OPENDOOR TECHNOLOGIES INC.
Intellectual Property
We rely on trademarks, domain names, patents, copyrights, trade secrets, contractual provisions and restrictions on access and use to establish and protect our proprietary rights. As of December 31, 2024, we had 12 trademark registrations and 11 patent registrations.
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
To provide the broad range of products and services that we offer customers, certain of our subsidiaries maintain real estate brokerage, title insurance and escrow, and general contractor licenses, and we may in the future apply for additional licenses as our business grows and develops. These entities are subject to stringent state and federal laws and regulations, including, but not limited to, the Real Estate Settlement Procedures Act (“RESPA”) and those administered by applicable state departments of real estate, banking, and consumer services. These entities are also subject to the scrutiny of state and federal government agencies as licensed businesses as noted above. As of December 31, 2024:
•Opendoor Brokerage LLC and Opendoor Brokerage Inc., collectively, hold real estate brokerage licenses in all our markets and certain other states.
•OS National LLC, and its subsidiaries, OSN Texas LLC, OSN Alabama LLC, and OSN Title Company are licensed as title agents in 28 states. In addition, OS National LLC, and its subsidiary, OSN Escrow Inc., are licensed as escrow agents in seven states and OS National LLC is authorized to conduct the business of title insurance in five additional states that do not require entity and/or individual licensing.
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
Available Information
Our website is www.opendoor.com. At our Investor Relations website, investor.opendoor.com, we make available, free of charge, a variety of information for investors, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, proxy statements, and other information, as soon as reasonably practicable after we electronically file that material with, or furnish it to, the Securities and Exchange Commission (“SEC”). We also use the Investor Relations page of our website for purposes of compliance with Regulation FD and as a routine channel for distribution of important information, including blogs, news releases, analyst presentations, financial information and corporate governance practices. The information found on our website is not part of this or any other report we file with, or furnish to, the SEC. Our SEC filings are also available to the public at the SEC's website at http://www.sec.gov.
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
Risks Related to Our Business and Industry
Our business and operating results have been and may in the future be significantly impacted by general economic conditions, the health of the U.S. residential real estate industry, and risks associated with our real estate assets.
Our success depends, directly and indirectly, on general economic conditions, the health of the U.S. residential real estate industry, particularly the single-family home resale market, and risks generally incidental to the ownership of residential real estate, many of which are beyond our control. A number of factors have impacted and could in the future negatively impact and harm our business, including the following:
•seasonal or cyclical downturns in the U.S. residential real estate market that may be due to one or more factors, whether included in this list or not;
•changes in national, regional, or local economic, demographic or real estate market conditions;
•increased mortgage interest rates, such as the recent significant increases in interest rates in 2022 and 2023, or down payment requirements and/or restrictions on mortgage financing availability;
•low home inventory levels, which may result from zoning regulations, higher construction costs, and housing market uncertainty that discourages some potential home sellers, among other factors, or lack of affordably priced homes, which may result from home prices growing faster than wages, among other factors;
•high rental occupancy rates;
•labor or materials supply shortages;

OPENDOOR TECHNOLOGIES INC.
•slow economic growth or inflationary or recessionary conditions;
•changes in trade policies of the U.S. or other countries, such as tariffs or retaliatory tariffs, which may contribute to inflationary conditions and increase the cost of materials for home repairs;
•new and changing laws, regulations, executive orders, and enforcement priorities;
•increased levels of unemployment or declining wages;
•declines in the value of residential real estate and/or the pace of home appreciation, or the lack thereof;
•illiquidity in residential real estate;
•overall conditions in the housing market, including macroeconomic shifts in supply or demand, and increases in costs for homeowners such as property taxes, homeowners’ association fees and the availability and/or affordability of insurance, including as a result of more frequent and severe natural disasters or severe weather due to climate change;
•low levels of consumer confidence in the economy and/or the U.S. residential real estate industry;
•the future impacts of pandemics or epidemics on buying and selling trends in the residential real estate market;
•changes in household debt levels;
•geopolitical tensions;
•volatility and general declines in the stock market;
•loss in confidence in the debt, obligations, or operations in the U.S. government, or a shutdown of the U.S. government, which could impact broader credit markets or economic activity;
•federal, state, or local legislative or regulatory changes that would negatively impact owners or potential purchasers of single-family homes or the residential real estate industry in general, such as the Tax Cuts and Jobs Act of 2017, which limited deductions of certain mortgage interest expenses and property taxes; or
•natural and man-made disasters and other catastrophic events, such as hurricanes, windstorms, tornadoes, earthquakes, wildfires, floods, hailstorms, terrorist attacks and other events that disrupt local, regional, or national real estate markets.
We have a history of losses, and we may not achieve or maintain profitability in the future.
We have incurred net losses on an annual basis since we were founded. We incurred net losses of $392 million, $275 million, and $1.4 billion for the years ended December 31, 2024, 2023, and 2022, respectively. We had an accumulated deficit of $3.7 billion and $3.3 billion as of December 31, 2024 and 2023, respectively. In the longer term, we expect to make future investments in developing and expanding our business, including technology, recruitment and training, marketing and pursuing strategic opportunities. These investments may not result in increased revenue or growth in our business. Additionally, we may incur significant losses in the future for a number of reasons, including the following:
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
•our failure to realize anticipated efficiencies through our technology, business model and cost management strategies;
•costs associated with enhancements of our products and introducing new product offerings;
•our failure to execute our growth strategies;
•declines in U.S. residential real estate transaction volumes;
•increased marketing costs;

OPENDOOR TECHNOLOGIES INC.
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
Accordingly, we may not be able to achieve or maintain profitability and we may continue to incur significant losses in the future. Moreover, as we invest in our business in the future, we will incur expenses related to those investments, which may not result in increased revenue or growth in our business. If we fail to manage our losses or to grow our revenue sufficiently to keep pace with our investments and other expenses, our business will be harmed. In addition, we incur significant legal, accounting and other expenses related to being a public company.
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
•the number of potential customers;
•the timing and market acceptance of our products and the iBuying model, including new products offered by us or our competitors;
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
Some of our competitors may have well-established national reputations and may market similar products and services. These companies may be larger than us and have significant competitive advantages, including better name recognition, greater

OPENDOOR TECHNOLOGIES INC.
resources, greater technological capabilities, longer operating histories, more industry experience, lower cost of funds and additional access to capital, and a broader set of offerings than we currently do. These companies may also have higher risk tolerances or different risk assessments than we do. In addition, these competitors could devote greater financial, technical and other resources than we have available to develop, grow or improve their businesses. Any of our current or future competitors could merge with each other or a separate entity, which may enable them to compete with us even more vigorously and acquire a greater share of real estate transactions. If we are not able to continue to attract customers to our platform and products, our business, results of operations and financial condition could be harmed.
Failures by our perceived competitors or companies with an iBuying model in other markets may adversely impact Opendoor.
Because of the novelty of our business model and our limited track record as a public company, high profile failures of companies operating in similar or adjacent spaces, including companies in our market or companies operating in different markets but utilizing an iBuyer business model, may impact investor perceptions of the digital home buying industry as a whole. Such events may negatively impact our stock price and ability to raise capital regardless of whether those events have any actual relationship with our business and financial or operational performance.
While we have experienced rapid growth historically, our business experienced significant contraction in the second half of 2022, which continued throughout 2023 and into the first half of 2024. If we are unable to correct this contraction, or adequately scale our operations, we may be unable to grow in the future.
While we experienced rapid growth historically, our business contracted in the second half of 2022, which continued throughout 2023 and into the first half of 2024 as we focused on selling down our old book inventory, which is comprised of homes purchased before July 1, 2022. We may not be able to reverse such contraction and grow our business in the future if we do not, among other things:
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
Furthermore, in order to grow our business, we may need to expand into new markets. Expanding into new markets may prove to be challenging as some markets may have very different characteristics than the markets we currently operate in, some of which may be unanticipated or unknown to us. These differences may result in greater pricing uncertainty, as well as higher capital requirements, hold times, repair costs and transaction costs that may result in those markets being less profitable for us than those that we currently operate in. For instance, during 2023, we stopped acquiring inventory in, and operationally supporting, our markets in Boise, Idaho, Reno, Nevada, and Asheville, North Carolina, because these markets were below the scale required for us to operate in a cost-effective manner and not sufficiently close to another market to leverage its operations.
Our business is dependent upon our ability to appropriately price and manage our portfolio of inventory. An ineffective pricing or portfolio management strategy may have a material adverse effect on our business, sales, and results of operations.
We assess and price the homes we buy and sell using data science, proprietary algorithms, and analysis from specially trained employees, incorporating a number of factors, including our knowledge of the real estate markets in which we operate. This assessment includes estimates regarding time of possession, seasonality, macroeconomic and local market conditions, renovation costs and holding costs, transaction costs, and anticipated resale proceeds. Our ability to acquire and resell homes profitably may be negatively impacted if our models lack robust historical data on home sales, material home features, or other

OPENDOOR TECHNOLOGIES INC.
market nuances, especially those outside of features and nuances we have previously encountered and modeled in our existing 50 markets, or if our assumptions underlying our models are otherwise not accurate. In addition, while changing market conditions are reflected in our pricing for new acquisitions, our previously-acquired inventory and homes under contract to be acquired may be at risk for potential market volatility. These factors, in turn, could negatively impact our revenue growth if resulting valuations are too low and/or fees are too high, or our profitability, if valuations are too high and/or fees are too low. In addition, inaccuracies in our models could result in us acquiring too many or too few properties to maximize profitability.
Once we have acquired a home, we may decrease our anticipated resale price for reasons such as unknown defects related to home condition requiring remediation, lower/higher than forecasted demand/supply, or other detractors that were unknown or missed at the time of acquisition. Shortages in building supplies, supply chain disruptions, and shortages and disruptions in the availability of third-party labor can also delay our ability to renovate and resell homes in a timely manner. These risks may be heightened when we expand into new markets where we may not have similar levels of knowledge and experience as we do in the markets where we currently operate. These factors could negatively impact our revenue, gross margins and results of operations, which could have a material adverse effect on our business, financial condition and results of operations.
Our business is dependent upon our ability to expeditiously sell inventory. Failure to expeditiously sell our inventory could have an adverse effect on our business, sales and results of operations.
A critical component of our business model is managing inventory exposure and balancing growth, margin, and risk. Our purchases of homes are based in large part on our estimates of projected demand. If actual sales are materially less than our forecasts, we would experience an over-supply of inventory. An over-supply of home inventory will generally cause downward pressure on our sales prices and margins and increase our average days to sale. Our inventory of homes purchased has typically represented a significant portion of total assets. Having such a large portion of our total assets in the form of non-income producing home inventory for an extended period of time subjects us to significant holding costs, including financing expenses, maintenance and upkeep, insurance, property taxes, homeowners’ association fees, and other expenses that accompany the ownership of residential real property and increased risk of depreciation of value. Disruptions in the supply chain for materials, such as paint and carpet, and constraints in the market for labor necessary to restore and resell home inventory could lengthen the period of time during which we must hold home inventory.
In addition, the value of homes in inventory may decline, and we could experience losses as a result, which in the aggregate could be detrimental to our business and results of operations. For example, due in part to macroeconomic factors such as increased interest rates and lower consumer confidence stemming from recession risk, in the second half of 2023 and most of 2024, market clearance rates slowed, which resulted in reduced pace of our resales. As a result, we reduced home-level prices to stay in line with our clearance rate targets, which adversely affected our results of operations, and may adversely affect our results of operations in the future. Furthermore, if we have excess inventory or our average days to sale increases, as was the case in the second half of 2022 alongside home price value decreases, the results of our operations may be adversely affected because we may be unable to liquidate such inventory at prices that allow us to meet margin targets or to recover our costs.
We may be unable to realize expected benefits from our restructuring and cost reduction efforts and our business might be adversely affected.
In order to operate more efficiently and control costs, from time to time, we undertake restructuring plans and other cost savings initiatives, which include workforce reductions as well as changes to our business strategy. These plans are intended to generate, among other things, operating expense savings and improved margins. For example, in November 2024, we implemented a reduction in force affecting approximately 17% of our employees, and in July 2024, we deconsolidated our subsidiary, Mainstay Labs Inc., in which we retain less than 50% ownership on a fully diluted basis.
We may undertake further restructuring actions or workforce reductions in the future. These types of restructuring and cost reduction activities are complex and may result in unintended consequences and costs, such as unforeseen delays in the implementation of our strategic initiatives, business and operational disruptions, decreased employee morale, loss of institutional knowledge and expertise, and potential impacts on financial reporting. Any reduction in workforce could also make it difficult for us to pursue, or prevent us from pursuing, new opportunities and initiatives due to insufficient personnel, or require us to incur additional and unanticipated costs to hire new personnel to pursue such opportunities or initiatives. If we do not successfully manage our current initiatives and restructuring activities or any other similar activities that we may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our business, financial condition, and results of operations may be materially adversely affected.

OPENDOOR TECHNOLOGIES INC.
Declining real estate values have resulted in, and could continue to result in, inventory valuation adjustments, which have and may continue to adversely affect our financial condition and operating results.
There are risks inherent in owning properties and inventory risks are substantial for our business. Home prices have been and can be volatile, and the values of our inventory have and may continue to fluctuate significantly. As a result of such fluctuations, we have in the past and may in the future incur inventory valuation adjustments. We periodically review the value of our properties to determine whether their value, based on market factors and generally accepted accounting principles, has decreased such that it is necessary or appropriate to record an inventory valuation adjustment in the relevant accounting period. As a result of such review, we recorded an inventory valuation adjustment of $57 million in 2024, of which $25 million related to homes remaining in inventory at December 31, 2024. These adjustments, based upon anticipated, but not realized losses, caused an immediate reduction of net income and a corresponding decrease in real estate inventory in the accounting period identified. Even if we do not determine that it is necessary or appropriate to record an inventory valuation adjustment in the current financial period, a reduction in the estimated net realizable value of a property could subsequently manifest and would therefore affect our earnings and financial condition at that time.
Launches of new product or service offerings and expansions of existing products, like our List with Opendoor and Opendoor Marketplace products, may consume significant financial and other resources and may not achieve the desired results.
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
For example, our Opendoor Marketplace product is only available in a limited number of markets, and our List with Opendoor product, while currently available in nearly all of our markets, has a limited operating history. Expanding offerings such as our List with Opendoor and Opendoor Marketplace products and setting up new offerings comes with substantial upfront costs and we may not achieve profitability in time, if at all, to make up for those costs. Further, there is no guarantee that buyers and sellers will want to transact in a manner contemplated by such offerings, or that we will be able to attract a sufficient number of sellers to attract buyers, or a sufficient number of buyers to attract sellers. In addition, we may encounter difficulties in building and marketing new offerings, such as obtaining the necessary licensing and staffing, building a marketing apparatus for the offering, or standing up other business operations. These difficulties could make expanding to new markets too slow to cover the fixed and upfront costs of setting up the marketplace. Incumbents in the industry may also organize efforts to oppose our innovations and find ways to use existing regulations, or convince authorities to make new regulations that would make our business model unviable. Even if we are successful, it may attract competitors who reduce the size of our market or its economic viability. Those competitors may have strategic advantages that make them better able to provide marketplace services or expand those services to new markets faster than we can, and we may be unable to compete in a sustainable way. As we expand to new markets, we may find that local preferences, conditions, or regulations differ from our other markets such that the benefits of scale do not materialize. In addition, developing and marketing our List with Opendoor and Opendoor Marketplace products could have higher costs than anticipated and could adversely impact our results or dilute our brand.
Our business model and growth strategy depend on our brand, marketing efforts and ability to attract buyers and sellers to our website and mobile application in a cost-effective manner.
Our long-term success depends in part on our ability to continue to attract more buyers and sellers to our platform in each of our markets. We believe that an important component of our growth will be the attraction of potential customers to our website and mobile application. Our marketing efforts may not succeed for a variety of reasons, including changes to search engine and social network algorithms, ineffective campaigns across marketing channels, and limited experience in certain marketing channels. We may also be unable to deliver a sufficiently rewarding experience on mobile devices whether through our mobile website or mobile application, which may make us unable to attract and retain customers. External factors beyond our control may also affect the success of our marketing initiatives, such as filtering of our targeted communications by email servers, buyers and sellers failing to respond to our marketing initiatives, and competition from third parties. Any of these factors could reduce the number of customers coming to our platform. We also believe that the brand identity that we have developed is a significant factor in the success of our business, and maintaining and enhancing the Opendoor brand is critical to

OPENDOOR TECHNOLOGIES INC.
maintaining and expanding our customer base and current and future partners. Failure to promote or maintain our brand, or incurring excessive costs in this effort, could adversely affect our growth, results of operations, and financial condition.
Our business model relies on our ability to scale and to decrease incremental customer acquisition costs as we grow. If we are unable to recover our marketing costs through increases in customer traffic and in the number of transactions by users of our platform, or if our broad marketing campaigns are not successful or are terminated, it could have a material adverse effect on our growth, results of operations, and financial condition.
A significant portion of our costs and expenses are fixed, and we may not be able to adapt or optimize our cost structure to offset declines in our revenue.
A significant portion of our expenses are fixed and do not vary proportionately with fluctuations in revenues. We need to maintain and continue to increase our transaction volumes to benefit from operating efficiencies and continue to optimize our cost structure. When we operate at less than expected capacity, fixed costs are inflated and represent a larger percentage of overall cost basis and percentage of revenue. Due to our fixed cost base, our operating results can vary significantly based on transaction volumes in any given period. For example, our fixed costs have not decreased proportionately to our decreasing revenue, beginning in the second quarter of 2022. This contributed to increased losses in 2022, 2023, and 2024 when transaction volumes declined. If we are unable to effectively adapt or optimize our cost structure to offset declines in our revenue, including as a result of cost structure reduction initiatives we began implementing in 2024, it could have a material adverse effect on our growth, results of operations, and financial condition.
Our growth depends in part on the success of our strategic relationships with third parties.
In order to grow our business, we anticipate that we will continue to depend on relationships with third parties, such as settlement service providers, lenders, real estate agents, valuation companies, vendors we use to service and repair our homes, third-party partners we rely on for referrals, such as homebuilders and online real estate websites, and institutional buyers of our inventory, such as single-family rental REITs. Identifying partners, negotiating and documenting agreements with them, and establishing and maintaining good relationships requires significant time and resources.
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
As of December 31, 2024, we were in 50 markets across the United States. For the year ended December 31, 2024, a majority of our revenue was generated from our top-nine markets by revenue. Local and regional conditions in these markets may differ significantly from prevailing conditions in the United States or other parts of the country. As a result, any unforeseen

OPENDOOR TECHNOLOGIES INC.
events or circumstances that negatively affect these areas could materially adversely affect our revenues and profitability. These risks include, without limitation: possible declines in the value of real estate; risks related to general and local economic conditions; demographic and population shifts and migration; possible lack of availability of mortgage funds; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; increased labor costs; unemployment; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; changes in meteorological or climatic conditions; and uninsured damages from floods, hurricanes, tornadoes, wildfires, earthquakes or other natural disasters or severe weather events, which may become more frequent or severe as a result of climate change.
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
Additionally, in acquiring our inventory, we compete with individual private home buyers and small-scale investors, as well as institutional investors and real estate companies. Potential home sellers may also prefer more traditional methods of selling real estate, such as listing their home on the MLS with a real estate broker, rather than using our solution to sell their home directly to Opendoor. Certain of our competitors may be larger in certain of our markets and may have greater financial or other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. Competition may result in less inventory, higher acquisition costs, or lower profitability
Our ongoing ability to acquire homes is critical to our business model. A lack of available homes that meet our purchase criteria may have adverse effects on our ability to reach our desired inventory levels, our desired portfolio diversification, and our results of operations. For example, during 2023 and 2024, historically low listing volumes, due in part to macro uncertainty in the housing market and elevated mortgage rates, constrained the supply of homes on the market and limited our access to desirable inventory.
Increases in transaction costs to acquire properties, including costs of evaluating homes and making offers, title insurance and escrow service costs, changes in transfer taxes, and any other new or increased acquisition costs, would have an adverse impact on our home acquisitions and our business.
Reductions in the availability of mortgage financing provided by government agencies, changes in government financing programs, the reduction in availability of certain homeowners’ insurance, and increases in mortgage interest rates have decreased and could continue to decrease our buyers’ ability or desire to obtain financing, which would adversely affect our business and financial results.
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
Moreover, certain insurance companies doing business in our markets could restrict, curtail or suspend the issuance of homeowners’ insurance policies on single-family homes. This could both reduce the availability of hurricane, fire, and other types of natural disaster insurance, in general, and increase the cost of such insurance to prospective purchasers of homes.

OPENDOOR TECHNOLOGIES INC.
Mortgage financing for a new home is also conditioned, among other things, on the availability of adequate homeowners’ insurance. There can be no assurance that homeowners’ insurance will be available or affordable to prospective purchasers of our homes. Long-term restrictions on, or unavailability of, homeowners’ insurance could have an adverse effect on the residential real estate industry in our markets and on our business.
From March 2022 to July 2023, the Federal Reserve Board raised its benchmark rate multiple times from 0.25% to 5.50%. While the Federal Reserve Board has since decreased the benchmark rate to 4.50%, mortgage interest rates remain elevated compared to recent historical levels. As a result of these significantly elevated interest rates, the cost of financing a home purchase has increased significantly for the typical home buyer, which has reduced the affordability of mortgage financing and resulted in a decline in the demand for our homes. Future increases in mortgage rates could further decrease our buyers’ ability or desire to obtain financing, which would adversely affect our business and financial results.
Any limitation on, or reduction or elimination of, tax benefits associated with homeownership would have an adverse effect upon the demand for homes, which could adversely affect our business and financial results.
While federal income tax laws and, in many cases, state income tax laws generally permit certain significant expenses associated with homeownership, primarily mortgage interest expense and property taxes, to be deducted for the purpose of calculating an individual’s taxable income, the ability to deduct mortgage interest expense and property taxes for federal and state income tax purposes is subject to significant limitations. The federal government or a state government may change its income tax laws by eliminating, further limiting or otherwise substantially reducing these income tax benefits, which may increase the after-tax cost of owning a new home for many of our potential homebuyers. Any such future changes may have an adverse effect on the residential real estate industry in general. For example, the loss or reduction of some or all homeowner tax deductions could decrease the demand for new homes. Any such future changes could also have a material adverse impact on our business, results of operations, and financial condition.
The residential real estate industry may be impacted by industry changes, including as the result of certain or future class action lawsuits or government investigations.
The residential real estate industry faces significant pressure from private lawsuits and investigations by the Department of Justice (the “DOJ”) with regards to antitrust and other issues, including with respect to lawsuits and investigations in which we are not a named party.
For example, in April 2019, the National Association of Realtors (“NAR”) and certain brokerages and franchisors (including Realogy Holdings Corp., HomeServices of America, Inc., RE/MAX and Keller Williams Realty, Inc.) were named as defendants in a class action complaint alleging a conspiracy to violate federal antitrust laws by, among other things, requiring residential property sellers in Missouri to pay inflated commission fees to buyer brokers (the “NAR Class Action”).
On March 15, 2024, NAR entered a settlement agreement to resolve on a class-wide basis the claims against NAR in the NAR Class Action. In addition to a monetary payment of $418 million, NAR agreed to change certain business practices, including changes to cooperative compensation and buyer agreements, which went into effect on August 17, 2024. Specifically, among other things, the NAR settlement agreement: (1) prohibits NAR and REALTOR® MLSs from requiring that listing brokers or sellers make offers of compensation to buyer brokers or other buyer representatives; (2) prohibits NAR, REALTOR® MLSs and MLS participants from making an offer of compensation on the MLS; and (3) requires all REALTOR® MLS participants to enter into a written buyer agreement specifying compensation before taking a buyer on tour. The NAR settlement received final court approval on November 26, 2024. Class action suits raising similar claims are pending and the outcome of the NAR Class Action may result in additional such actions being filed.
The revised NAR rules and practices, as well as changes resulting from any other lawsuits, could lead to changes in how real estate commissions are communicated, negotiated, calculated, or paid, which may in turn meaningfully impact how home buyers and sellers engage with real estate professionals in the course of buying and selling a home. Without mandated commission sharing, for example, we may see the introduction of hourly or a la carte services. Home lending rules and norms do not currently allow buyers to include buyer’s agent compensation in the balance of a home loan, which may impair the ability of homebuyers to pay their agent fees when purchasing a home. If such changes have the effect of reducing buyer demand for homes, it would adversely impact our financial condition and results of operations. In addition, as a result of the NAR settlement, we have begun to offer concessions to buyers instead of paying buyer broker commissions. The Company treats buyer concessions as a reduction to revenue. This could negatively impact our revenue and gross profit, but is expected to have a neutral impact on our Contribution Profit (Loss) and (Loss) income from operations. Contribution Profit (Loss) is a non-

OPENDOOR TECHNOLOGIES INC.
GAAP financial measure. See “— Non-GAAP Financial Measures” for further details and a reconciliation of Contribution Profit (Loss) to its nearest comparable GAAP measure.
Beyond the NAR Class Action and various similar private actions, beginning in 2018, the DOJ commenced an investigation into NAR for violations of the federal antitrust laws. The DOJ and NAR appeared to reach a resolution in November 2020, resulting in the filing of a Complaint and Proposed Consent Judgment pursuant to which NAR agreed to adopt certain rule changes, such as increased disclosure of commission offers. The DOJ has since sought to continue its investigation of NAR. It is uncertain what effect, if any, the resumption of the DOJ’s investigation will have on the larger real estate industry, including any further settlement or any decisions that may result therefrom to repeal, amend, or not enforce existing rules and regulations. Beyond monetary damages, the various class action suits seek to change real estate industry practices and, along with the DOJ investigation, have prompted NAR, state and local real estate boards or MLSs, and other real estate market participants to discuss and consider changes to long-established rules and regulations. Although changes arising from these lawsuits and investigations are uncertain and challenging to predict, they could result in outcomes that materially impact our business, financial condition, and results of operations.
We rely on third parties to renovate and repair homes before we resell the homes, and the cost or availability of third-party labor could adversely affect our holding period and investment return for homes.
We frequently need to renovate or repair homes prior to listing for resale. We rely on third-party contractors and sub-contractors to undertake these renovations and repairs. These third-party providers may not be able to complete the required renovations or repairs within our expected timeline or proposed budget. Labor and supply shortages, as well as increased demand for home construction, may exacerbate these delays and increase our costs. The cost and availability of labor may be adversely affected by changes in regulatory policy and trends in labor migration. In addition, the inflation we have experienced in recent years has increased the cost of goods and services that we consume, such as labor and materials costs for home repairs. Moreover, the current U.S. presidential administration has implemented tariffs on imports from Canada, Mexico, and China, and has promoted plans to implement tariffs on other countries and pursue other trade policies intended to restrict imports, which may further increase the cost of materials for home repairs. We cannot predict what additional actions may ultimately be taken by the U.S. or other governments with respect to tariffs or trade relations, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation.
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

OPENDOOR TECHNOLOGIES INC.
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
Environmentally hazardous conditions, and regulations relating to climate change and energy, may adversely affect us.
Under various federal, state and local environmental laws, a current or previous owner or operator of property may be liable for the cost of removing or remediating hazardous or toxic substances on, in, from, or under such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. Even if more than one person may have been responsible for the contamination, each person covered by applicable environmental laws may be held responsible for all of the clean-up costs incurred. A property owner who violates environmental laws may be subject to sanctions which may be enforced by governmental agencies or, in certain circumstances, private parties. In connection with the acquisition and ownership of our properties, as well as any repairs to, or disposal, or arrangement for the transport for disposal, of materials from such properties, we may be exposed to such costs. The cost of defending against environmental claims, of compliance with environmental regulatory requirements or of remediating any contaminated property could materially and adversely affect us.
Compliance with new or more stringent environmental and climate-related laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Such laws or regulations and other expectations are not uniform, and may be inconsistently interpreted or applied, which can increase the complexity and costs of compliance as well as any associated litigation or enforcement risks. We may be subject to environmental laws or regulations relating to our properties, such as those concerning lead-based paint, mold, asbestos, asbestos-containing materials, radon, pesticides, proximity to power lines or other issues. We cannot assure you that future laws, ordinances or regulations will not impose any material environmental liability or that the current environmental condition of our properties will not be affected by existing conditions of the land, operations in the vicinity of the properties or the activities of unrelated third parties. In addition, we may be required to comply with various local, state and federal fire, health, life-safety and similar regulations. Failure to comply with such applicable laws and regulations could result in fines and/or damages, suspension of personnel, civil liability or other sanctions.
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

OPENDOOR TECHNOLOGIES INC.
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
We receive, store, and process information that relates to individuals and/or constitutes “personal information,” “personal data,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively “Personal Information”) including from and about actual and prospective customers as well as our employees and business contacts. We are therefore subject to numerous federal and state laws, as well as regulations and industry guidelines, regarding privacy and the storing, use, processing, and disclosure and protection of Personal Information, the scope of which are changing, subject to differing interpretations, and may be inconsistent among countries or conflict with other rules. For example, certain of our subsidiaries are considered financial institutions under the Gramm-Leach Bliley Act (the “GLBA”). The GLBA regulates, among other things, the use of certain information about individuals in the context of the provision of financial services, including both a “Privacy Rule” (which imposes obligations on financial institutions relating to the use or disclosure of non-public personal information) and a “Safeguards Rule” (which imposes obligations on financial institutions and, indirectly their service providers, to implement and maintain physical, administrative and technological measures to protect the security of non-public personal financial information).

Additionally, we are subject to laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, such as the Telephone Consumer Protection Act (as implemented by the Telemarketing Sales Rule), the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), and similar state consumer protection laws. Federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain or our calling and SMS texting practices are not adequate or violate applicable law. This may in the future result in civil claims against us, which could be costly to litigate, whether or not they have merit, and could expose us to substantial statutory damages or costly settlements. We also send marketing messages via email and are subject to the CAN-SPAM Act. The CAN-SPAM Act imposes certain obligations regarding the content of emails and providing opt-outs (with the corresponding requirement to honor such opt-outs promptly).

OPENDOOR TECHNOLOGIES INC.
While we strive to ensure that all of our marketing communications comply with the requirements set forth in the CAN-SPAM Act, any violations could result in the Federal Trade Commission (“FTC”) seeking civil penalties against us.
In addition, there has been a notable increase in class actions in the U.S. where plaintiffs have utilized a variety of laws, including state wiretapping laws, in relation to the use of chatbots, cookies and other tracking technologies. We generally seek to align our practice with industry standards and are subject to the terms of our own privacy policies and privacy-related obligations to third parties. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or regulations, making enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized access to or unintended release of Personal Information or other customer data, may result in governmental enforcement actions (including fines and penalties), litigation, or public statements against us by consumer advocacy groups or others. For example, in the United States, the FTC and state regulators enforce a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the FTC Act or similar state laws. Any of these events could cause us to incur significant costs in investigating and defending such claims and, if found liable, pay significant damages. Further, these proceedings and any subsequent adverse outcomes may cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.
Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of Personal Information, or regarding the manner in which the express or implied consent of customers for the use and disclosure of Personal Information is obtained (including for advertising purposes), could require us to modify our products and features, possibly in a material manner and subject to increased compliance costs, which may limit our ability to develop new products and features that make use of the Personal Information that our customers voluntarily share. In addition, in recent years, certain states have adopted or modified data privacy and security laws and regulations that may apply to our business. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (the “CCPA”), imposes obligations and restrictions on companies regarding their collection, use, and sharing of Personal Information and provides data privacy rights to California residents. The CCPA, like other comprehensive state privacy laws, imposes a severe statutory damages framework. The CCPA requires covered businesses to, among other things, provide disclosures to California consumers, and afford such consumers privacy rights such as the ability to opt-out of certain sales or the sharing of Personal Information and expands rights to access and requires deletion of their Personal Information, and receive detailed information about how their Personal Information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for certain security breaches that may increase security breach litigation. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which creates a patchwork of overlapping but different state laws. For example, since the CCPA went into effect, comprehensive privacy statutes that share similarities with the CCPA are now in effect and enforceable, including recently in Oregon, Texas, and Montana. These laws may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use Personal Information, our financial condition, the results of our operations or prospects. A number of other proposals exist for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.
Any of the foregoing could materially adversely affect our brand, reputation, business, results of operations, and financial condition.
Failure to protect our trade secrets, know-how, proprietary applications, business processes and other proprietary information, could adversely affect the value of our technology and products.
Our success and ability to compete depends in part on our intellectual property and our other proprietary business information. We seek to protect and control access to our proprietary intellectual property, technology, and information by entering into a combination of confidentiality and proprietary rights agreements, invention assignment agreements and nondisclosure agreements with our employees, consultants and third parties with whom we have relationships. While these agreements will give us contractual remedies upon any unauthorized use or disclosure of our proprietary information and trade secrets, we cannot guarantee that we will be able to detect such unauthorized activity, or if detected, that our rights under these agreements will be effective in controlling access to, or use and distribution of, our proprietary information, intellectual property or technology. We also have numerous registered trademarks and patents to protect certain aspects of our intellectual property, and copyrights to protect certain other aspects of our intellectual property. However, we may be unable to secure

OPENDOOR TECHNOLOGIES INC.
intellectual property protection for all of our technology and methodologies, or the steps we take to enforce our intellectual property rights may be inadequate. Furthermore, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and we may not be able to prevent infringement or misappropriation of our proprietary rights without incurring substantial expense. If our intellectual property rights are used or misappropriated by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our products and methods of operations. Any of these events would have a material adverse effect on our business, results of operations, and financial condition.
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
Our success depends in part on us not infringing upon or misappropriating the intellectual property rights of others. Our competitors and other third parties may own or claim to own intellectual property relating to the real estate industry. In the future, third parties may claim that we are infringing on or misappropriating their intellectual property rights, and we may be found to be infringing or misappropriating such rights. Any claims or litigation could cause us to incur significant expenses. If such claims are successfully asserted against us, we may be required to pay damages or licensing payments, which may prevent us from offering our services or require us to comply with unfavorable terms. Even if we were to prevail, the time and resources necessary to resolve such disputes could be costly, time-consuming, and divert the attention of management and key personnel from our business operations. We have been previously subject to trademark infringement claims. These claims allege, among other things, that aspects of our trademarks infringe upon the plaintiffs’ trademarks. While these prior claims have not been material and have all been resolved, there may be additional claims in the future where, if we are not successful in defending ourselves against these claims, we may be required to pay damages and may be subject to injunctions, each of which could harm our business, results of operations, financial condition and reputation.
Issues in, and increasing regulation with respect to, the development and use of artificial intelligence (“AI”) may result in reputational harm or liability.
We use AI, machine learning, and automated decision-making technologies, including proprietary AI and machine learning algorithms and models, (collectively, “AI Technologies”) throughout our business, and are making investments in this area. For example, we currently incorporate AI Technologies into our pricing algorithms, and our research into and continued development of such capabilities to build additional proprietary real estate specific models remain ongoing. We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, AI Technologies present risks, challenges, and unintended consequences that could affect its development, adoption, and use, and therefore our business.
In particular, we incorporate generative AI Technologies (i.e., AI Technologies that can produce and output new content, software code, data and information) into our solutions and internal business practices. For example, certain of our employees also use generative AI technologies to perform their work, including developing software and content, data processing and performing frequently performed internal tasks. Incorporating AI Technologies into our pricing algorithms and other models to potentially improve internal functions and operations presents further risks and challenges. While we aim to use AI Technologies ethically and attempt to identify and mitigate ethical or legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. The use of AI Technologies to support business operations carries inherent risks related to data privacy and security, such as intended, unintended, or inadvertent transmission of proprietary or sensitive information, as well as challenges related to implementing and maintaining AI Technologies, such as developing and maintaining appropriate datasets for such support. Further, dependence on AI Technologies without adequate safeguards to make certain business decisions may introduce additional operational vulnerabilities by impacting our relationships with

OPENDOOR TECHNOLOGIES INC.
customers and business partners; by producing inaccurate outcomes based on flaws in the underlying data; or other unintended results.
In addition, the AI algorithms and training methodologies underlying our AI Technologies may be flawed. Inadequate AI Technology development or deployment practices by us or others could result in incidents that impair the effectiveness of AI solutions or cause harm to individuals or society, including unintended biases and discriminatory outcomes. These deficiencies and other failures of AI Technologies could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. If we employ AI Technologies that are controversial because of their impact on human rights, privacy, employment, or social, economic, political or other issues, we may experience competitive, brand, or reputational harm or legal and/or regulatory action. Further, incorporating AI Technologies gives rise to litigation risk and risk of non-compliance and unknown cost of compliance, as AI Technology is an emerging technology for which the legal and regulatory landscape is not fully developed, (including potential liability for breaching intellectual property or privacy rights or other laws).
U.S. regulators are applying existing authority to adopt laws and regulations and take other actions with respect to AI Technologies, including the risks described above. For example, the current U.S. presidential administration has rescinded an executive order relating to the safe and secure development of AI Technologies that was implemented by the previous administration. The current administration then issued a new executive order that, among other things, requires certain agencies to develop and submit to the President action plans to “sustain and enhance America’s global AI dominance,” and to specifically review and, if possible, rescind rulemaking taken pursuant to the rescinded executive order. Thus, the current administration may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies, or may implement new executive orders and/or other rule making relating to AI Technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. Legislation related to AI Technologies has also been introduced at the federal level and is advancing at the state level. For example, the California Privacy Protection Agency is currently in the process of finalizing regulations under the CCPA regarding the use of automated decision-making. Such additional regulations may impact our ability to develop, use and commercialize AI Technologies in the future. California also enacted seventeen new laws in 2024 that further regulate use of AI Technologies and provide consumers with additional protections around companies’ use of AI Technologies, such as requiring companies to disclose certain uses of generative AI. Other states have also passed AI-focused legislation, such as Colorado’s Artificial Intelligence Act, which will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination, and Utah’s Artificial Intelligence Policy Act, which establishes disclosure requirements and accountability measures for the use of generative AI in certain consumer interactions. Such additional regulations may impact our ability to develop, use, procure and commercialize AI Technologies in the future. While new AI Technologies initiatives, laws, and regulations are emerging and evolving, what they ultimately will look like remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business, or entirely limit our ability to incorporate certain AI Technologies into our offerings.
Our services utilize third-party open source software components, which may pose particular risks to our proprietary software, technologies, products and services in a manner that could negatively affect our business.
We use open source software in our services and will continue to use open source software in the future. Our use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification or other contractual protections regarding intellectual property rights infringement claims or the quality of the licensed code. To the extent that our services depend upon the successful operation of open source software, any undetected errors or defects in this open source software could prevent the deployment or impair the functionality or operation of our platform, delay new solutions introductions, and injure our reputation.
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

OPENDOOR TECHNOLOGIES INC.
We rely on licenses to use the intellectual property rights of third parties that are incorporated into our products and services. Failure to renew or expand existing licenses may require us to modify, limit or discontinue certain offerings, which could materially affect our business, financial condition and results of operations.
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
We cannot be certain that our licensors are not infringing or misappropriating the intellectual property rights of others or that our suppliers and licensors have sufficient rights to the technology in all jurisdictions in which we may operate. Some of our license agreements may be terminated by our licensors for convenience. If we are unable to obtain or maintain rights to any of this technology because of intellectual property rights infringement or misappropriation claims brought by third parties against our suppliers and licensors or against us, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop our services containing that technology could be severely limited and our business could be harmed. Additionally, if we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time and effort and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competitive offerings and increase our costs. If alternate technology cannot be obtained or developed, we may not be able to offer certain functionality as part of our offerings, which could adversely affect our business, financial condition and results of operations.
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
We buy and sell homes, provide real estate brokerage services, provide title insurance and settlement services, provide other product offerings, and have historically provided mortgage lending and brokerage services, which results in us receiving or facilitating transmission of Personal Information. This information is increasingly subject to legislation and regulation in the United States. These laws and regulations are generally intended to protect the privacy and security of Personal Information, including borrower Social Security numbers and credit card information that is collected, processed and transmitted. These laws

OPENDOOR TECHNOLOGIES INC.
also can restrict our use of this Personal Information for other commercial purposes. We could be adversely affected if government regulations require us to significantly change our business practices with respect to this type of information, if penetration of network security or misuse of Personal Information occurs, or if the third parties that we engage with to provide processing and screening services violate applicable laws and regulations, misuse information, or experience network security breaches.
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
Some of our employees are located in Canada and India, and we also have consultants located in Poland. Compliance with applicable U.S. and foreign laws and regulations, such as labor laws, anti-corruption laws, anti-bribery laws, anti-money laundering laws, tax laws, foreign exchange controls and data privacy and data localization requirements, increases our cost of doing business. Although we have implemented policies and procedures to comply with these laws and regulations, a violation by us or our employees, contractors or agents could nevertheless occur. In some cases, compliance with the laws and regulations of one country could violate the laws and regulations of another country. Violations of these laws and regulations could materially adversely affect our brand, international growth efforts and business.

OPENDOOR TECHNOLOGIES INC.
We entered into a consent order with the FTC that imposes ongoing obligations. Any alleged or actual noncompliance with the consent order could have a material adverse effect on our business.
The FTC began conducting an investigation into Opendoor in August 2019. The inquiry related primarily to statements in our advertising and website comparing selling homes to us with selling homes in a traditional manner using an agent and relating to statements that our offers reflect or are based on market prices. We began discussing resolution of this matter with the FTC in December 2020. After extensive negotiations, we agreed to enter into a consent order resolving all aspects of the inquiry, which became final on October 21, 2022. Pursuant to the consent order, we did not admit any wrongdoing, we are required to refrain from making certain statements as set forth in the order, and we are required to possess competent and reliable supporting data prior to making statements regarding the costs, savings, repair costs, or financial benefits of our services related to assisting consumers selling homes. The consent order also required that we pay $62 million to the FTC, retain certain records, submit a compliance report to the FTC, provide certain notices required under the order, and respond to inquiries from the FTC related to the order. Compliance with the order has resulted in, and may in the future result in, increased expenses and our management and other personnel needing to devote significant time to the FTC’s requests.
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
The market price of our common stock has been, and may continue to be, volatile. In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently, and may in the future be, the target of this type of litigation. For example, securities litigation claims related to our pricing algorithm were filed against us and certain of our current and former officers and directors in 2022 and 2023. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19, Commitments and Contingencies” for additional information regarding the securities litigation claims against us.
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

OPENDOOR TECHNOLOGIES INC.
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
We incur costs as a result of operating as a public company, and our management devotes substantial time to our compliance initiatives. As a public company, we are subject to the reporting and other requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. These rules and regulations result in legal and financial compliance expenses that are costly and our management and other personnel will continue to need to devote a substantial amount of time to these compliance initiatives. The increased costs will increase our net loss. For instance, while we have already incurred substantial expenses in obtaining director and officer liability insurance, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors (the “Board”), our Board committees or as executive officers.
We could be subject to additional tax liabilities and our ability to use our net operating loss carryforwards and other tax attributes may be limited in connection with the Business Combination or other ownership changes.
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

OPENDOOR TECHNOLOGIES INC.
subject to uncertainty, and the U.S. Internal Revenue Service (“IRS”) or other tax authorities may challenge the positions that we take.
We have incurred losses during our history, and we may not achieve or maintain profitability in the future. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2024, we had federal and state net operating loss (“NOL”) carryforwards of $2.6 billion and $2.0 billion, respectively, a portion of which were generated in taxable years beginning on or before December 31, 2017. Under the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), as modified by the CARES Act, U.S. federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income.
Our net operating loss carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), our federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in our ownership that constitute an “ownership change” pursuant to Section 382 of the Code. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the Business Combination (as defined herein) or other past or future transactions, some of which are out of our control. Similar rules may apply under state tax laws.
Changes in tax laws or tax rulings could materially affect our business, results of operations, and financial condition.
The tax regimes we are subject to or operate under, including income and non-income (including indirect) taxes, may be subject to significant change. Changes in tax laws or tax rulings, changes in interpretations of existing laws, or new tax laws supported by the current U.S. presidential administration related to housing policy could materially adversely affect our results of operations and financial condition. For example, the United States government may enact laws providing home seller tax incentives that may not be available to sellers with whom we transact, or enact further significant changes to the taxation of business entities including, among others, a change in the corporate income tax rate, the imposition of minimum taxes or surtaxes on certain types of income or significant changes to the taxation of income derived from international operations.
We are subject to taxes in the United States under federal, state and local jurisdictions in which we operate. The governing tax laws and applicable tax rates vary by jurisdiction and are subject to interpretation and change due to macroeconomic, political or other factors. We may be subject to examination in the future by federal, state, local, and non-U.S. authorities on income, employment, sales, and other tax matters. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority would not have an adverse effect on our business, financial condition and results of operations. Various tax authorities may disagree with tax positions we take and if any such tax authorities were to successfully challenge one or more of our material tax positions, the results could adversely affect our financial condition. Further, the ultimate amount of tax payable in a given financial statement period may be impacted by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. For example, the Inflation Reduction Act of 2022, enacted on August 16, 2022, imposed a one-percent non-deductible excise tax on repurchases of stock that are made by U.S. publicly traded corporations on or after January 1, 2023, which may affect any future share repurchases we undertake. In addition, as of January 1, 2022, the Tax Act required research and experimental expenditures attributable to research conducted within the United States to be capitalized and amortized ratably over a five-year period. Any such expenditures attributable to research conducted outside the United States must be capitalized and amortized over a 15-year period. Accordingly, the determination of our overall provision for income and other taxes is inherently uncertain as it requires significant judgment around complex transactions and calculations. As a result, fluctuations in our ultimate tax obligations may differ materially from amounts recorded in our financial statements and could adversely affect our business, financial condition and results of operations in the periods for which such determination is made.

OPENDOOR TECHNOLOGIES INC.
Risks Related to Our Liquidity and Capital Resources
We will require additional capital to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, and we cannot be sure that additional financing will be available.
We will require additional capital and debt financing to pursue our business objectives and respond to business opportunities, challenges, or unforeseen circumstances, including to increase our marketing expenditures to build and maintain our inventory of homes, develop new products or services or further improve existing products and services, improve our brand awareness, enhance our operating infrastructure and acquire complementary businesses and technologies. During past economic and housing downturns and at the onset of the COVID-19 pandemic, credit markets constricted and reduced sources of liquidity. In addition, throughout 2022 and 2023, significant increases in interest rates, supply chain issues, and higher inflation increased concerns that the economy may enter into a recession. Such a recessionary environment or economic uncertainty may also result in reduced sources of financing and liquidity, among other adverse impacts for our business, results of operations, and financial condition.
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
As of December 31, 2024 we had approximately $1.9 billion of non-recourse asset-backed loans. Our leverage could have meaningful consequences to us, including increasing our vulnerability to economic downturns, limiting our ability to withstand competitive pressures, or reducing our flexibility to respond to changing business and economic conditions. We are also subject to general risks associated with debt financing, including (1) our cash flow may not be sufficient to satisfy required payments of principal and interest; (2) we may not be able to refinance our existing indebtedness or refinancing terms may be less favorable to us than the terms of our existing debt; (3) debt service obligations or facility prepayments could reduce funds available for capital investment and general corporate purposes; and (4) any default on our indebtedness could result in acceleration of the indebtedness and foreclosure on the homes collateralizing that indebtedness, with our attendant loss of any prospective income and equity value from such property. Any of these risks could place strains on our cash flows, reduce our ability to grow, and adversely affect our results of operations.
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
In addition, the shares underlying the 2026 Notes are reflected in our diluted earnings per share using the “if-converted” method. Under that method, if the conversion value of the 2026 Notes exceeds their principal amount for a reporting period, then we calculate our diluted earnings per share assuming that all of the 2026 Notes were converted at the beginning of the reporting period and that we issued shares of our common stock to settle the excess. However, if reflecting the 2026 Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the 2026 Notes does not exceed their principal amount for a reporting period, then the shares underlying the 2026 Notes are not reflected in our diluted earnings per share. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.
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

OPENDOOR TECHNOLOGIES INC.
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
Some of our financing facilities are not fully committed, meaning the applicable lender is not obligated to advance new loan funds if they choose not to do so. In addition, the availability of committed financing is typically subject to us meeting certain conditions, which may include financial or collateral performance tests or metrics. As of December 31, 2024, we satisfied the financial and collateral performance-based conditions to borrowing under our debt facilities. If we are unable to access funds from either our committed or not fully committed facilities, we may not be able to sufficiently fund our business.
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

OPENDOOR TECHNOLOGIES INC.
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

OPENDOOR TECHNOLOGIES INC.
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
•issuances of shares of our common stock upon conversion of our 2026 Notes;
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
•the volume of shares of our common stock available for public sale; and
•general economic and political conditions, such as interest rate increases, including the recent significant increases in 2022 and 2023, higher inflation and decreased consumer confidence, recessions, the future impacts of pandemics or epidemics, local and national elections, fuel prices, international currency fluctuations, corruption, inflation, political instability, and acts of war or terrorism.
Furthermore, the stock markets in recent years have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of the equity securities of many companies. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, changes to federal monetary policy, interest rates or international currency fluctuations, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We have in the past been and are currently the target of this type of litigation, and we may continue to be the target of this type of litigation in the future. Past, current, and future securities litigation against us could result in substantial costs and divert management's attention from other business concerns, which could harm our business, results of operations or financial condition. These market and industry factors may materially reduce the market price of our common stock regardless of our operating performance.
We do not intend to pay cash dividends for the foreseeable future.
We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our Board deems relevant.

OPENDOOR TECHNOLOGIES INC.
General Risk Factors
Catastrophic events may disrupt our business.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, real estate commerce, and the global economy, and thus could harm our business. For example, the COVID-19 pandemic significantly and adversely affected our business in 2020 when governmental authorities put in place limitations on in-person activities related to the sale of residential real estate. As a result of these restrictions and safety concerns for our customers and employees, we temporarily suspended home acquisitions and sold down most home inventory before resuming home acquisitions later in the year. We also have a large employee presence in San Francisco, California, a region that contains active earthquake zones and increasingly frequent wildfires. In addition, properties located in the markets in which we operate in Florida, portions of North Carolina, Texas, and portions of California are more susceptible to certain hazards (such as floods, hurricanes, hail, extreme temperatures, wildfires, or other severe weather events which may become more frequent or severe as a result of climate change) than properties in other parts of the country.
In the event of a major earthquake, hurricane, windstorm, tornado, flood, fire, or catastrophic event such as pandemic, epidemic, power loss, telecommunications failure, cyber-attack, war, or terrorist attack, we may be unable to continue our operations and may endure reputational harm, delays in developing our platform and solutions, breaches of data security and loss of critical data, all of which could harm our business, results of operations and financial condition. Climate change is expected to adversely impact the frequency and/or intensity of such events, as well as contribute to various chronic changes in the physical environment that may also impact our operations, such as sea-level rise and changes to temperature or precipitation patterns. Furthermore, these sorts of catastrophic events may cause disruption on both resale and acquisition side as we may not be able to transact on real estate. For example, homes that we own may be damaged and disruptions to infrastructure may mean our contractors are unable to perform the necessary home repairs in a timely manner. Closures of local recording offices or other governmental offices in charge of real property records, including tax or lien-related records, would adversely affect our ability to conduct operations in the affected geographies. Any of these delays will likely result in extended hold times and increased costs. Also, the insurance we maintain would likely not be adequate to cover our losses resulting from disasters or other business interruptions.
As we grow our business, the need for business continuity planning and disaster recovery plans will grow in significance. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, our business and reputation would be harmed.
If we or our third-party providers fail to protect Confidential Information, including Personal Information, and/or experience cybersecurity incidents, there may be damage to our brand and reputation, material financial penalties, and legal liability, which would materially adversely affect our business, results of operations, and financial condition.
We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services. We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners and others, including Personal Information, as well as proprietary information belonging to our business such as trade secrets (collectively, “Confidential Information”). The evolution of IT Systems introduces ever more complex security risks that are difficult to predict and defend against. An increasing number of companies, including those with significant online operations, have recently disclosed breaches of their security, some of which involved sophisticated tactics and techniques allegedly attributable to criminal enterprises or nation-state actors. We similarly face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of malicious code embedded in open-source software, or misconfigurations, bugs or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products or services.
We have experienced cybersecurity attempts and incidents and other security incidents of varying degrees from time to time. Successful breaches, employee malfeasance, or human or technological error could result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, or other third-party data or systems; theft of sensitive, regulated, or Confidential Information and intellectual property; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of

OPENDOOR TECHNOLOGIES INC.
service. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Furthermore, given the nature of complex systems, software and services like ours, and the scanning tools that we deploy across our networks and products, we regularly identify and track security vulnerabilities. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor. In other situations, vulnerabilities persist even after we have issued security patches because our customers may fail to apply patches or update their systems to newer software versions. If attackers are able to exploit critical vulnerabilities before patches are installed or mitigating measures are implemented, significant compromises could impact our and our customers’ systems and data. In addition, the controls and other preventative actions that we have taken to prevent, detect, and investigate these incidents may vary in maturity and are not always effective. Further, we may not be able to react in a timely manner, or our remediation efforts following a cybersecurity incident may not be successful.
In addition, we do not know whether our current practices will be deemed sufficient under applicable laws or whether new regulatory requirements might make our current practices insufficient. If there is a breach of our, or our third party vendors’, IT Systems and we know or suspect that certain Personal Information has been accessed, or used inappropriately, we may need to notify the affected individual and may be subject to significant fines and penalties. Further, under certain regulatory schemes, we may be liable for statutory damages on a per breached record basis, irrespective of any actual damages or harm to the individual. In the event of a breach we could face government scrutiny or consumer class actions alleging statutory damages amounting to hundreds of millions, and possibly billions of dollars.
The risk of cybersecurity incidents directed at us or our third-party vendors includes uncoordinated individual attempts to gain unauthorized access to information technology systems, as well as sophisticated and targeted measures known as advanced persistent threats. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information or business. In addition, we face the risk of Confidential Information inadvertently leaking through human or technological errors. Cybersecurity incidents are also constantly evolving, increasing the difficulty of detecting and successfully defending against them. In the ordinary course of our business, we and our third-party vendors collect and store Personal Information, as well as our proprietary business information and intellectual property and that of our customers and employees.
Moreover, we have acquired and may continue to acquire companies with cybersecurity vulnerabilities and/or unsophisticated security measures, which exposes us to significant cybersecurity, operational, and financial risks. Remote and hybrid working arrangements at our Company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. Additionally, any integration of artificial intelligence in our or any service providers’ operations, products or services is expected to pose new or unknown cybersecurity risks and challenges.
Additionally, we rely on third parties and their security procedures for the secure storage, processing, maintenance, and transmission of information that is critical to our operations. Cybersecurity incidents may occur to us or our third-party providers and, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and Confidential Information (our own or that of third parties, including Personal Information of our customers and employees) and the disruption of business operations. Any such compromises to our security, or that of our third-party vendors, could cause customers to lose trust and confidence in us and stop using our website and mobile applications. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers, employees, and business partners. We may also be subject to government enforcement proceedings and legal claims by private parties.
Any actual or alleged security breaches or alleged violations of federal or state laws or regulations relating to data privacy and security could result in mandated user notifications, litigation, government investigations, significant fines, and expenditures; divert management’s attention from operations; deter people from using our platform; damage our brand and reputation; and materially adversely affect our business, results of operations, and financial condition. We also cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all. Defending against claims or litigation based on any security breach or incident, regardless of their merit, will be costly and may cause reputational harm. The successful assertion of one or more large claims against us that exceed available insurance coverage, denial of coverage as to any specific claim, or any change or cessation in our insurance policies and coverages, including premium

OPENDOOR TECHNOLOGIES INC.
increases or the imposition of large deductible requirements, could have a material adverse effect on our business, results of operations, and financial condition. See “Part I – Item 1C. Cybersecurity” for additional information regarding our cybersecurity governance, risk management and strategy.
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
Third-party actors have attempted in the past, and may attempt in the future, to conduct fraudulent activity by engaging with our customers, particularly in our title insurance and escrow business. We make a large number of wire transfers in connection with loan and real estate closings and process sensitive personal data in connection with these transactions. We may not be able to detect and prevent all fraudulent activity on our mobile applications, websites, and internal systems. Similarly, the third parties we use to effectuate these transactions may fail to maintain adequate controls or systems to detect and prevent fraudulent activity. Fraudulent activity may result in litigation or government actions, for example, if individuals or regulators deem our fraud detection processes inadequate. Additionally, persistent or pervasive fraudulent activity may cause customers and real estate partners to lose trust in us and decrease or terminate their usage of our products, or could result in financial loss, thereby harming our business and results of operations.
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

OPENDOOR TECHNOLOGIES INC.
Our business could be negatively impacted by corporate citizenship and ESG matters and/or our reporting of such matters.
Institutional, individual, and other investors, proxy advisory services, regulatory authorities, consumers, and other stakeholders are increasingly focused on environmental, social, and governance (“ESG”) practices of companies. For example, various groups produce ESG scores or ratings based at least in part on a company’s ESG disclosures, and certain market participants, including institutional investors and capital providers, use such ratings to assess companies’ ESG profiles. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns, shareholder proposals and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. There are also increasing and evolving regulatory expectations on ESG matters. For example, in March 2024, the SEC adopted extensive climate-related disclosure requirements that require U.S. public companies to dramatically expand the climate-related disclosures in their SEC filings, including the disclosure of scope 1, 2, and 3 emissions for some companies. These SEC climate rules were subsequently stayed. In September 2023, California passed climate-related disclosure mandates that are broader than the SEC’s proposed rules. Similar legislation has been proposed in the state of New York, and other states may propose their own climate or ESG-related regulations from time to time. Compliance with various and potentially fragmented disclosure rules may be costly and subject us to criticism by regulators, investors, the media or other stakeholders for the accuracy, adequacy or completeness of potential ESG disclosures and could adversely impact our reputation and financial position.
As we look to respond to evolving standards for identifying, measuring, and reporting ESG information, our efforts may result in a significant increase in costs and may nevertheless not meet investor or other stakeholder expectations and evolving standards or regulatory requirements. For example, actions or statements that we may take based on expectations, assumptions, or third-party information that we currently believe to be reasonable may subsequently be determined to be erroneous or not in keeping with best practice. If we fail to, or are perceived to fail to, comply with or advance certain ESG initiatives (including the manner in which we complete such initiatives), we may be subject to various adverse impacts, including to our financial results, our reputation, our ability to attract or retain employees, our attractiveness as a service provider, investment, or business partner, or expose us to government enforcement actions, private litigation, and actions by stockholders or stakeholders. Additionally, many of our business partners and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.
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

OPENDOOR TECHNOLOGIES INC.
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
We have experienced a limited number of immaterial cybersecurity incidents in the past, regularly experience cybersecurity attempts, and expect that we will continue to experience varying degrees of cybersecurity attempts and incidents in the future. To date, we have not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. However, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our systems and information. See “Item 1A. Risk Factors” for additional discussion regarding the risks we face from cybersecurity threats.
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.
The Committee receives updates at least annually from our Chief Technology and Product Officer and management on our cybersecurity risk management and strategy, including, as applicable, progress towards our risk-mitigation goals, results from third-party assessments, and the emerging threat landscape. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
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
Our Chief Technology and Product Officer, in coordination with our internal security staff, is responsible for assessing and managing our material risks from cybersecurity threats, and has primary responsibility for our overall cybersecurity risk management program and supervising both our internal cybersecurity personnel and our retained external cybersecurity consultants.
Our Chief Technology and Product Officer, who possesses a 20-year track record in product development and engineering, eight years of which consist of overseeing technology, including the oversight of information security systems, reports directly to our Chief Executive Officer. This extensive experience spans both public and private companies.
Our Chief Technology and Product Officer supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, and alerts and reports produced by security tools deployed in the IT environment, such as regular network and endpoint monitoring, vulnerability assessments, penetration testing, and tabletop exercises.
Item 2. Properties.
As of December 31, 2024, we have various operating leases in the United States and India for office space, one of which is listed in the table below. We believe that our facilities are adequate for our current needs.

OPENDOOR TECHNOLOGIES INC.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Dates
Tempe, Arizona	General Office Space, Corporate Mailing Address	53,867	2030
Item 3. Legal Proceedings.
The information required by this Item 3 is incorporated herein by reference to the discussion in Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Commitments and Contingencies – Legal Matters.
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
Holders of Record
As of February 20, 2025, there were approximately 58 holders of record of our common stock.
Dividend Policy
We have never declared or paid dividends on our capital stock. We currently intend to retain any future earnings to fund the development and growth of our business, and therefore do not expect to pay any dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board, subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability and other factors that our Board may deem relevant.
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
This graph covers the period from December 21, 2020, which was the first day our common stock began trading after the closing of the Business Combination, through December 31, 2024 for the Company’s common stock. This graph assumes that

OPENDOOR TECHNOLOGIES INC.
the value of the investment in the Company’s common stock and each index (including reinvestment of dividends) was $100 on December 21, 2020.
Item 6. [Reserved]

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read together with the historical audited annual consolidated financial statements as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023, and 2022.
This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Forward-Looking Statements,” “Risk Factors,” or in other parts of this Annual Report on Form 10-K.
Overview
Opendoor’s mission is to power life’s progress, one move at a time. Residential real estate is a trillion-dollar industry underpinned by a process that is complicated, time-consuming, stressful, and offline. We believe all consumers deserve to buy, sell, and move between homes with simplicity and confidence, and we have dedicated over a decade to delivering on this vision. We have built unique pricing and operations capabilities to become one of the largest buyers and sellers of homes in the United States. Since our founding, we have helped customers to buy or sell homes in over 274,000 transactions and have expanded our footprint to 50 markets across the country.
Financial Highlights and Operating Metrics

	Year Ended December 31,
(in millions, except percentages, homes purchased, homes sold, number of markets, and homes in inventory)	2024	2023	2022	2023 to 2024 Change	2022 to 2023 Change
Revenue	$5,153	$6,946	$15,567	$(1,793)	$(8,621)
Gross profit	$433	$487	$667	$(54)	$(180)
Gross margin	8.4%	7.0%	4.3%
Net loss	$(392)	$(275)	$(1,353)	$(117)	$1,078
Number of markets (at period end)	50	50	53	—	(3)
Homes sold	13,593	18,708	39,183	(5,115)	(20,475)
Homes purchased	14,684	11,246	34,962	3,438	(23,716)
Homes in inventory (at period end)	6,417	5,326	12,788	1,091	(7,462)
Inventory (at period end)	$2,159	$1,775	$4,460	$384	$(2,685)
Percentage of homes “on the market” for greater than 120 days (at period end)	46%	18%	55%
Non-GAAP Financial Highlights (1)
Contribution Profit (Loss)	$242	$(258)	$525	$500	$(783)
Contribution Margin	4.7%	(3.7)%	3.4%
Adjusted EBITDA	$(142)	$(627)	$(168)	$485	$(459)
Adjusted EBITDA Margin	(2.8)%	(9.0)%	(1.1)%
Adjusted Net Loss	$(258)	$(778)	$(574)	$520	$(204)
________________
(1)See “—Non-GAAP Financial Measures” for further details and a reconciliation of such non-GAAP measures to their nearest comparable GAAP measures.
Current Housing Environment
Throughout 2024, the U.S. housing market faced persistent headwinds as elevated mortgage rates, affordability constraints, and supply-demand imbalances weighed on market activity. Mortgage rates remained volatile, with brief periods of relief followed by rate reversions that reinforced sluggish market conditions.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Housing market activity remained subdued, with 2024 seasonally adjusted annual home sales coming in at just over four million units – well below the decade average of over five million. The ongoing lock-in effect, where homeowners with low fixed-rate mortgages are reluctant to sell, continued to constrain supply, while elevated borrowing costs weighed on buyer affordability. Against this backdrop, delistings – homes removed from the market unsold – continued to climb throughout the year, reflecting a persistent disconnect between seller expectations and buyer willingness to transact.
By mid-year, month-over-month home price appreciation (“HPA”) had turned negative earlier than in any year in the last decade outside of 2020. A brief period of declining mortgage rates in the fall spurred a temporary uptick in demand and HPA, but as rates rebounded, demand and home price appreciation reverted back to negative territory.
We continue to operate with a flexible approach, dynamically adjusting pricing strategies to balance growth, margin, and risk. We will continue to monitor macroeconomic signals, and we remain nimble in our decision making so that we can capitalize on shifts in interest rates and market conditions.
Factors Affecting our Business Performance
Market Penetration in Existing Markets
Residential real estate is one of the largest consumer markets in the United States, of which less than 1% of the estimated $1.7 trillion of home value transacted annually is conducted online. Given the fact that we operate in a highly fragmented industry and offer a differentiated value proposition to the traditional offline selling process, we believe there is significant opportunity to expand our share in our existing markets. By providing a consistent, high-quality and differentiated experience to our customers, we hope to continue to drive positive word-of-mouth awareness and trust in our platform.
We are steadily growing our reach via our partnership channels with homebuilders, agents, and online real estate platforms. We have relationships with two of the largest online real estate platforms, Zillow and Redfin, which together reach millions of unique monthly visitors. We launched our partnership with Zillow, Inc. in early 2023, allowing home sellers on the Zillow, Inc. platform to request an offer directly from Opendoor. In addition to driving incremental acquisitions, we expect these partnerships can build our brand awareness and serve as additional avenues for sellers to learn about the benefits of our flagship cash offer.
A continued source of opportunity is re-engagement with our base of registered sellers, meaning sellers that have received an offer from Opendoor but have not yet sold their home. In the last ten years, we have sent millions of offers and, while not everyone is ready to act when they request an offer, we treat everyone as a potential future seller. We perpetually iterate on our re-engagement strategies and believe that our registered customer base will continue to be an important source of home acquisition volumes.
Market Footprint
The following table represents the number of markets we operated in as of the periods presented:

	Year Ended December 31,
(in whole numbers)	2024	2023	2022
Number of markets (at period end)	50	50	53
Due to the deteriorating macro environment in 2022, 2023, and 2024, we paused our new market expansion plans and are continually assessing areas within our existing markets to expand.
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
•Incremental attach of services, which supplement the core transaction margin profile; and
•Expansion of our List with Opendoor and Opendoor Marketplace product offerings, which will reduce our inventory exposure and capital intensity, and eliminate the holding and selling costs associated with taking ownership of the home.
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
Real estate inventory is reviewed for valuation adjustments on a quarterly basis. If the carrying amount for a given home is not expected to be recovered, an inventory valuation adjustment is recorded to cost of revenue and the home’s carrying value is adjusted to its net realizable value. Inventory valuation adjustments are not offset by any expected gains and are not reversed or adjusted should the expected net realizable value subsequently increase. We recorded inventory valuation adjustments of $57 million and $65 million during the years ended December 31, 2024 and 2023, respectively. See “—Critical Accounting Policies and Estimates — Real Estate Inventory” for a detailed discussion of inventory valuation adjustments.
As one key measure of inventory management performance, we evaluate our portfolio metrics relative to the broader market (as observed on the multiple listing services (“MLS”)). One such metric is our percentage of homes “on the market” for greater than 120 days as measured from initial listing date. As of December 31, 2024, such homes represented 46% of our portfolio, compared to 25% for the broader market when filtered for the types of homes we are able to underwrite and acquire based on characteristics such as market, price range, home type, home location, year built and lot size (which we refer to as our “buybox”). This metric fluctuates based on seasonal factors, market dynamics, and our resale strategies. In the fourth quarter, we implemented fewer home-level price reductions as the market slowed, opting not to sell inventory into a low-demand environment. Meanwhile, delistings continued to rise, with over one in four home sellers removing their listings from the MLS rather than going into contract. The combination of slower price reductions and rising delistings resulted in longer listing times compared to market participants who took a more aggressive pricing approach or were willing to delist their homes from the market. Additionally, beginning in mid-May, we intentionally slowed our home acquisition pace in response to our risk management objectives and broader macroeconomic uncertainty. When newly acquired homes represent a smaller proportion of our overall inventory, average days on market for our portfolio generally increases.
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
Seasonality
The residential real estate market is seasonal, with greater demand and home price appreciation from home buyers in the spring and summer, and typically weaker demand and lower home price appreciation in late fall and winter. In general, we expect our financial results and working capital requirements to reflect seasonal variations over time. However, other factors, including growth, market expansion and changes in macroeconomic conditions, such as rising inflation and interest rate increases, have obscured the impact of seasonality in our historical financials and we expect may continue to do so.
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
Adjusted Gross Profit / Margin
We calculate Adjusted Gross Profit as gross profit under GAAP adjusted for (1) inventory valuation adjustment in the current period and (2) inventory valuation adjustment in prior periods. Inventory valuation adjustment in the current period is calculated by adding back the inventory valuation adjustments recorded during the period on homes that remain in inventory at period end. Inventory valuation adjustment in prior periods is calculated by subtracting the inventory valuation adjustments recorded in prior periods on homes sold in the current period. Adjusted Gross Margin is Adjusted Gross Profit as a percentage of revenue. See “—Critical Accounting Policies and Estimates — Real Estate Inventory” for a detailed discussion of inventory valuation adjustments.
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
The following table presents a reconciliation of our Adjusted Gross Profit and Contribution Profit to our gross profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Year Ended December 31,
(in millions, except percentages)	2024	2023	2022
Revenue (GAAP)	$5,153	$6,946	$15,567
Gross profit (GAAP)	$433	$487	$667
Gross Margin	8.4%	7.0%	4.3%
Adjustments:
Inventory valuation adjustment – Current Period(1)(2)	25	23	458
Inventory valuation adjustment – Prior Periods(1)(3)	(26)	(455)	(39)
Adjusted Gross Profit	$432	$55	$1,086
Adjusted Gross Margin	8.4%	0.8%	7.0%
Adjustments:
Direct selling costs(4)	(132)	(197)	(414)
Holding costs on sales – Current Period(5)(6)	(44)	(50)	(109)
Holding costs on sales – Prior Periods(5)(7)	(14)	(66)	(38)
Contribution Profit (Loss)	$242	$(258)	$525
Contribution Margin	4.7%	(3.7)%	3.4%
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
(4)Represents selling costs incurred related to homes sold in the relevant period. This primarily includes broker commissions, external title and escrow-related fees and transfer taxes and are included in Sales, marketing and operations.
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
Adjusted Net Loss
We calculate Adjusted Net Loss as GAAP net loss adjusted to exclude non-cash expenses of stock-based compensation, equity securities fair value adjustment, and intangibles amortization expense. It excludes expenses that are not directly related to our revenue-generating operations such as restructuring and legal contingency accruals. It excludes loss (gain) on extinguishment of debt as these expenses or gains were incurred as a result of decisions made by management to repay portions of our outstanding credit facilities and the 0.25% convertible senior notes due in 2026 (the "2026 Notes") early; these expenses are not reflective of ongoing operating results and vary in frequency and amount. It also excludes goodwill impairment. Adjusted Net Loss also aligns the timing of inventory valuation adjustments recorded under GAAP to the period in which the related revenue is recorded in order to improve the comparability of this measure to our non-GAAP financial measures of unit economics, as described above. Our calculation of Adjusted Net Loss does not currently include the tax effects of the non-GAAP adjustments because our taxes and such tax effects have not been material to date.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table presents a reconciliation of our Adjusted Net Loss and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Year Ended December 31,
(in millions, except percentages)	2024	2023	2022
Revenue (GAAP)	$5,153	$6,946	$15,567
Net loss (GAAP)	$(392)	$(275)	$(1,353)
Adjustments:
Stock-based compensation	114	126	171
Equity securities fair value adjustment(1)	7	1	35
Intangibles amortization expense(2)	4	7	9
Inventory valuation adjustment – Current Period(3)(4)	25	23	458
Inventory valuation adjustment – Prior Periods(3)(5)	(26)	(455)	(39)
Restructuring(6)	17	14	17
Loss (gain) on extinguishment of debt	2	(216)	25
Goodwill impairment	—	—	60
Legal contingency accrual and related expenses	5	—	46
Other(7)	(14)	(3)	(3)
Adjusted Net Loss	$(258)	$(778)	$(574)
Adjustments:
Depreciation and amortization, excluding amortization of intangibles	35	45	41
Property financing(8)	116	174	329
Other interest expense(9)	17	37	56
Interest income(10)	(53)	(106)	(22)
Income tax expense	1	1	2
Adjusted EBITDA	$(142)	$(627)	$(168)
Adjusted EBITDA Margin	(2.8)%	(9.0)%	(1.1)%
________________
(1)Represents the gains and losses on certain financial instruments, which are marked to fair value at the end of each period.
(2)Represents amortization of acquisition-related intangible assets. The acquired intangible assets had useful lives ranging from 1 to 5 years and amortization was expected until the intangible assets were fully amortized in 2024.
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
(6)Restructuring costs consist primarily of severance and employee termination benefits and bonuses incurred in connection with the elimination of employees’ roles. Additionally, these costs include expenses related to the termination of certain non-cancelable leases and consulting fees incurred during the restructuring process.
(7)Includes primarily gain on deconsolidation, net, sublease income, impairment of internally developed software projects related to restructuring, and income from equity method investments.
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
Restructuring Expense
Restructuring expense consists primarily of severance and other termination benefits for employees whose roles have been eliminated. Additionally, this includes expenses related to the termination of certain non-cancelable leases and consulting fees

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
incurred during the restructuring process. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 20. Restructuring” for additional information regarding restructuring expenses.
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
Other Income (Loss) — Net
Other income (loss) – net consists primarily of interest income on our Cash and Restricted cash balances and from our investment in money market funds, time deposits, and debt securities as well as changes in fair value of, and dividend income, from our investment in equity securities, and gains from deconsolidation.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Results of Operations
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table sets forth our results of operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,		Change in
(in millions, except percentages)	2024	2023	$	%
Revenue	$5,153	$6,946	$(1,793)	(26)%
Cost of revenue	4,720	6,459	(1,739)	(27)%
Gross profit	433	487	(54)	(11)%
Operating expenses:
Sales, marketing and operations	413	486	(73)	(15)%
General and administrative	182	206	(24)	(12)%
Technology and development	141	167	(26)	(16)%
Restructuring	17	14	3	21%
Total operating expenses	753	873	(120)	(14)%
Loss from operations	(320)	(386)	66	(17)%
(Loss) gain on extinguishment of debt	(2)	216	(218)	N/M
Interest expense	(133)	(211)	78	(37)%
Other income-net	64	107	(43)	(40)%
Loss before income taxes	(391)	(274)	(117)	43%
Income tax expense	(1)	(1)	—	—%
Net loss	$(392)	$(275)	$(117)	43%
N/M - Not meaningful.
Revenue
Revenue decreased by $1.8 billion, or 26%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease in revenue was primarily attributable to lower sales volumes during the year ended December 31, 2024. We sold 13,593 homes during the year ended December 31, 2024, compared to 18,708 homes during the year ended December 31, 2023, representing a decrease of 27%. Revenue per home sold increased 2% between the same periods. The decrease in sales volumes was primarily attributable to proactively slowing inventory acquisitions beginning in the third quarter of 2022 in reaction to volatility in the U.S. housing market coupled with a focus on clearing existing inventory, which had reached peak levels in 2022. The Company entered 2024 with 5,326 homes in inventory as compared to 12,788 homes in inventory at the start of 2023, representing a 58% decrease in homes available for resale.
Cost of Revenue and Gross Profit
Cost of revenue decreased by $1.7 billion, or 27%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease in cost of revenue was primarily attributable to lower sales volumes.
Gross profit decreased from $487 million to $433 million and gross margin increased from 7.0% to 8.4% for the years ended December 31, 2023 and December 31, 2024, respectively. For the same periods, Adjusted Gross Margin increased from 0.8% to 8.4% and Contribution Margin increased from (3.7)% to 4.7%. The decrease in gross profit was attributable to lower sales volumes as discussed above. The increase in gross margin, Adjusted Gross Margin and Contribution Margin reflects relative home price stabilization and higher spreads embedded in our acquisition offers beginning in the third quarter of 2022. As a reminder, Adjusted Gross Margin and Contribution Margin include inventory valuation adjustments recorded in prior periods on homes sold in the current period and exclude inventory valuation adjustments on homes remaining in inventory at the end of the period, which can create significant differences between these metrics and Gross margin. Adjusted Gross Margin and Contribution Margin for the years ended December 31, 2023 and December 31, 2024 are inclusive of $455 million and $26 million, respectively, of inventory valuation adjustments recorded in prior periods on homes sold in the current period. Adjusted Gross Margin and Contribution Margin are non-GAAP financial measures. See “— Non-GAAP Financial Measures” for further details and a reconciliation of such non-GAAP measures to their nearest comparable GAAP measures.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Operating Expenses
Sales, Marketing and Operations. Sales, marketing and operations decreased by $73 million, or 15%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily attributable to a $65 million decrease in resale transaction costs and broker commissions, consistent with the 26% decrease in revenue during the same period. In addition, during the same period, headcount expenses, including salaries, benefits and stock-based compensation, decreased $21 million, primarily due to workforce reductions and the transition of certain roles to lower-cost geographies. Advertising expense increased by $11 million, from $75 million for the year ended December 31, 2023 to $86 million for the year ended December 31, 2024.
General and Administrative. General and administrative decreased by $24 million, or 12%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily attributable to a $8 million decrease in depreciation expense as we slowed our pace of fixed assets additions and existing assets became fully depreciated. In addition, headcount expenses, including salaries, benefits and stock-based compensation, decreased $8 million, primarily due to workforce reductions and the transition of certain roles to lower-cost geographies. Rent expense decreased by $3 million, driven by partial terminations of leases and subleases.
Technology and Development. Technology and development decreased by $26 million, or 16%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily driven by a $39 million reduction in headcount expenses, including salaries, benefits, and stock-based compensation, resulting from workforce reductions and the transition of certain roles to lower-cost geographies. Additionally, amortization of intangibles from past acquisitions declined by $3 million. These cost reductions were partially offset by a $17 million net increase in expenses related to internally developed software, reflecting lower capitalization of development costs and increased amortization expenses, partially offset by a decrease in impairment expense.
Restructuring. Restructuring increased by $3 million, or 21%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was attributable to the Company’s reduction in force announced on November 7, 2024 as well as the termination of certain non-cancelable leases and consulting fees incurred during the restructuring process.
(Loss) Gain on Extinguishment of Debt
(Loss) gain on extinguishment of debt decreased by $218 million, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The gain on extinguishment of debt of $216 million in the year ended December 31, 2023 resulted from the Company’s partial repurchase of its 2026 Notes at a discount, net of unamortized deferred costs associated with the 2026 Notes. This gain was partially offset by expenses related to partial debt extinguishments during the year ended December 31, 2023.
Interest Expense
Interest expense decreased by $78 million, or 37%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily attributable to a significant decrease in average balances in our non-recourse asset-backed debt and a decrease in loan fees as a result of committed debt reductions.
Other Income — Net
Other income – net decreased by $43 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily related to a $53 million decrease in interest income due to a reduction in the average cash, cash equivalents and restricted cash balances and a $7 million unrealized loss versus a $4 million unrealized gain on marketable equity securities during the years ended December 31, 2024 and December 31, 2023, respectively. The decrease was partially offset by the $14 million gain from the deconsolidation of Mainstay. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 16. Deconsolidation” for additional information regarding the deconsolidation of Mainstay.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Income Tax Expense
Income tax expense changed by a nominal amount for the year ended December 31, 2024 compared to the year ended December 31, 2023.
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following table sets forth our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,		Change in
(in millions, except percentages)	2023	2022	$	%
Revenue	$6,946	$15,567	$(8,621)	(55)%
Cost of revenue	6,459	14,900	(8,441)	(57)%
Gross profit	487	667	(180)	(27)%
Operating expenses:
Sales, marketing and operations	486	1,006	(520)	(52)%
General and administrative	206	346	(140)	(40)%
Technology and development	167	169	(2)	(1)%
Goodwill impairment	—	60	(60)	N/M
Restructuring	14	17	(3)	(18)%
Total operating expenses	873	1,598	(725)	(45)%
Loss from operations	(386)	(931)	545	(59)%
Gain (loss) on extinguishment of debt	216	(25)	241	N/M
Interest expense	(211)	(385)	174	(45)%
Other income (loss)-net	107	(10)	117	N/M
Loss before income taxes	(274)	(1,351)	1,077	(80)%
Income tax expense	(1)	(2)	1	(50)%
Net loss	$(275)	$(1,353)	$1,078	(80)%
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
Gross profit decreased from $667 million to $487 million and gross margin increased from 4.3% to 7.0% for the years ended December 31, 2022 and December 31, 2023, respectively. The decrease in gross profit is attributable to lower sales volumes as discussed above as well as the strong margins realized during the first half of the year ended December 31, 2022, which were fueled by a historically strong U.S. housing market at the start of the year. The increase in gross margin for the year

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
ended December 31, 2023 compared to the year ended December 31, 2022 is attributable to $737 million in inventory valuation adjustments recorded during the year ended December 31, 2022 to reduce homes in inventory to their net realizable value following the rapid downturn in the U.S. housing market, beginning primarily in the second half of 2022. This included $458 million of inventory valuation adjustments on homes remaining in inventory at December 31, 2022.
For the same periods, Adjusted Gross Margin, which aligns the timing of inventory valuation adjustments to the period in which the home is sold, decreased from 7.0% to 0.8%. The decrease in Adjusted Gross Margin reflects the downturn in the U.S. housing market in the second half of 2022, resulting in market conditions at the time of resale to be weaker than we believed they would be at the time of pricing our inventory acquisitions. In addition, we prioritized risk management and resale clearance at the expense of resale margin performance in order to clear the old book inventory, which composed a majority of the resale cohort for the year ended December 31, 2023.Contribution Margin decreased from 3.4% to (3.7)% for the years ended December 31, 2022 and December 31, 2023, respectively, due to the reasons noted above as well as increased holding costs due to longer average inventory holding periods. Adjusted Gross Margin and Contribution Margin are non-GAAP financial measures. See “— Non-GAAP Financial Measures” for further details and a reconciliation of such non-GAAP measures to their nearest comparable GAAP measures.
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
Gain (Loss) on Extinguishment of Debt
Gain (loss) on extinguishment of debt increased by $241 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The gain on extinguishment of debt of $216 million in December 31, 2023 resulted from the Company’s partial repurchase of its 2026 Notes in 2023 at a discount net of unamortized deferred costs associated with the 2026 Notes, partially offset by expenses related to partial debt extinguishments during the year ended December 31, 2023.

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
Other Income (Loss) — Net
Other income (loss) – net increased by $117 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily related to an $84 million increase in interest income due to an increase in interest rates and a $4 million unrealized gain versus a $35 million unrealized loss on marketable equity securities during the years ended December 31, 2023 and December 31, 2022, respectively.
Income Tax Expense
Income tax expense decreased by a nominal amount for the year ended December 31, 2023 compared to the year ended December 31, 2022.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities. As of December 31, 2024, we had cash and cash equivalents of $671 million, restricted cash of $92 million, and marketable securities of $8 million. The decrease in our cash, cash equivalents and marketable securities balance of $389 million as compared to December 31, 2023 resulted primarily from operating losses and an increase in real estate inventory. The decrease in our restricted cash balance of $449 million as compared to December 31, 2023 was primarily a result of the increase in real estate inventory and $217 million net principal payments on non-recourse asset-backed debt.
As of December 31, 2024, the Company had total outstanding balances on our asset-backed debt of $1.9 billion and aggregate principal outstanding from convertible senior notes of $381 million. In addition, we had undrawn borrowing capacity of $5 billion under our non-recourse asset-backed debt facilities (as described further below), of which $218 million was committed.
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
In May 2024, the Company entered into an at-the-market equity offering sales agreement (the “ATM Agreement”) with Barclays Capital Inc. and Virtu Americas LLC, as sales agents (the "Agents"), pursuant to which the Company may offer and sell, from time to time, through the Agents, shares of the Company’s common stock having an aggregate offering price of up to $200 million. Under the ATM Agreement, the Agents may sell shares by any method deemed to be an “at-the-market offering.” During the year ended December 31, 2024, there was no activity pursuant to the ATM Agreement.
We have incurred losses from inception through December 31, 2024 and expect to incur additional losses in the future. Our ability to service our debt and fund working capital, business operations and capital expenditures will depend on our ability to generate cash from operating activities, which is subject to our future operating success, and ability to obtain inventory acquisition financing on reasonable terms, which is subject to factors beyond our control, including potential economic recession, rising interest rates, inflation and general economic, political and financial market conditions.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Our working capital requirements may increase should our inventory balance increase. We believe our cash, cash equivalents, and marketable securities, together with cash we expect to generate from future operations and borrowings, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Annual Report on Form 10-K.
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
Our asset-backed facilities are each collateralized by a specified pool of assets, consisting of real estate inventory, restricted cash and equity interests in certain consolidated subsidiaries of Opendoor that directly or indirectly own our real estate inventory. The terms of our inventory financing facilities require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). As of December 31, 2024, the Company was in compliance with all financial covenants.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table summarizes certain details related to our non-recourse asset-backed debt and other secured borrowings as of December 31, 2024 (in millions, except interest rates):

		Outstanding Amount
December 31, 2024	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$—	$—	—%	June 24, 2026	June 24, 2026
Revolving Facility 2018-3	1,000	182	—	8.00%	September 29, 2026	September 29, 2026
Revolving Facility 2019-1	300	—	—	—%	August 15, 2025	August 15, 2025
Revolving Facility 2019-2	550	—	—	—%	October 3, 2025	October 2, 2026
Revolving Facility 2019-3	100	—	—	8.13%	April 4, 2025	April 3, 2026
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	100	—	100	3.48%	February 24, 2026	August 24, 2026
Term Debt Facility 2021-S2	400	—	300	3.31%	September 10, 2025	March 10, 2026
Term Debt Facility 2021-S3	1,000	—	750	3.75%	January 31, 2027	July 31, 2027
Term Debt Facility 2022-S1	250	250	—	4.07%	March 1, 2025	September 1, 2025
Total	$4,700	$432	$1,150
Issuance Costs		—	(7)
Carrying Value		$432	$1,143

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	$1,700	$—	$200	10.00%	April 1, 2025	April 1, 2026
Term Debt Facility 2022-M1	$500	$—	$150	10.00%	September 15, 2025	September 15, 2026
Total	$2,200	$—	$350
Issuance Costs			(1)
Carrying Value			$349

Total Non-Recourse Asset-backed Debt	$6,900	$432	$1,492
Asset-backed Senior Revolving Credit Facilities
We classify the senior revolving credit facilities as current liabilities on our consolidated balance sheets. In some cases, the borrowing capacity amounts under the asset-backed senior revolving credit facilities as reflected in the table are not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. As of December 31, 2024, we had committed borrowing capacity with respect to asset-backed senior revolving credit facilities of $400 million.
The revolving period end dates and final maturity dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. Certain of our asset-backed senior revolving credit facilities also have additional extension options that are subject to lender approval that are not reflected in the table above.
Asset-backed Senior Term Debt Facilities
We classify our senior term debt facilities as current or non-current liabilities in our consolidated balance sheets based on the applicable final maturity date. The carrying value of the non-current liabilities is reduced by issuance costs of $7 million. In some cases, the borrowing capacity amounts under the asset-backed senior term debt facilities as reflected in the table are not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. As of December 31, 2024, we had committed borrowing capacity with respect to asset-backed senior term debt facilities of $1.4 billion.

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
Asset-backed Mezzanine Term Debt Facilities
In addition to the asset-backed senior revolving credit facilities and asset-backed senior term debt facilities, we have issued asset-backed mezzanine term debt facilities which are subordinated to the related senior facilities. The borrowing capacity amounts under the asset-backed mezzanine term debt facilities as reflected in the table are not fully committed and any borrowing above the committed amounts are subject to the applicable lender’s discretion. As of December 31, 2024, we had committed borrowing capacity with respect to asset-backed mezzanine term debt facilities of $350 million.
Convertible Senior Notes
In August 2021, we issued the 2026 Notes with an aggregate principal amount of $978 million. The table below summarizes certain details related to our 2026 Notes (in millions), as of December 31, 2024, which includes certain repurchases:

December 31, 2024	Remaining Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2026 Notes	$381	$(3)	$378
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as well as the assets, liabilities and equity related to Opendoor Technologies Inc (Parent Company Only) (“Parent Company”) and subsidiaries that are not VIEs, as of December 31, 2024 (in millions):

		VIE	Non-VIE	Total
CURRENT ASSETS:
Cash and cash equivalents		$—	$671	$671
Restricted cash		81	11	92
Marketable securities		—	8	8
Escrow receivable		6	—	6
Real estate inventory		2,166	19	2,185
Inventory valuation adjustment		(25)	(1)	(26)
Real estate inventory, net		2,141	18	2,159
Other current assets		8	53	61
Total current assets		2,236	761	2,997
OTHER ASSETS	(1)	—	129	129
TOTAL ASSETS		$2,236	$890	$3,126

CURRENT LIABILITIES:
Current asset-backed senior revolving credit		$182	$—	$182
Current asset-backed senior term debt		250	—	250
Other current liabilities	(2)	24	73	97
Total current liabilities		456	73	529
Non-current asset-backed mezzanine term debt		349	—	349
Non-current asset-backed senior term debt		1,143	—	1,143
CONVERTIBLE SENIOR NOTES		—	378	378
LEASE LIABILITIES – Net of current portion		—	13	13
OTHER LIABILITIES		—	1	1
TOTAL LIABILITIES		$1,948	$465	$2,413

SHAREHOLDERS’ EQUITY:		$288	$425	$713
________________
(1)The Company’s consolidated Other Assets include the following assets as shown in the Consolidated Balance Sheets: Property and Equipment – Net, $48 million; Right of Use Assets, $18 million; Goodwill, $3 million; and Other Assets, $60 million.
(2)The Company’s consolidated Other Current Liabilities include the following liabilities as shown in the Consolidated Balance Sheets: Accounts Payable and Other Accrued Liabilities, $92 million; Interest Payable, $3 million; and Lease Liabilities – Current, $2 million.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(in millions)	2024	2023	2022
Net cash (used in) provided by operating activities	$(595)	$2,344	$730
Net cash provided by investing activities	$28	$44	$234
Net cash used in financing activities	$(210)	$(2,639)	$(1,751)
Net decrease in cash, cash equivalents, and restricted cash	$(777)	$(251)	$(787)
Net Cash (Used in) Provided by Operating Activities
Net cash (used in) provided by operating activities was $(595) million, $2.3 billion and $730 million for the years ended December 31, 2024, 2023 and 2022, respectively. For the year ended December 31, 2024, cash used in operating activities was primarily driven by a $449 million increase in real estate inventory and our net loss, net of non-cash items, of $168 million. For the year ended December 31, 2023, cash provided by operating activities was primarily driven by a $2.6 billion decrease in real estate inventory, partially offset by our net loss, net of non-cash items, of $214 million. For the year ended December 31, 2022, cash provided by operating activities was primarily driven by an $896 million decrease in real estate inventory.
Net Cash Provided by Investing Activities
Net cash provided by investing activities was $28 million, $44 million and $234 million for the years ended December 31, 2024, 2023 and 2022, respectively. For the year ended December 31, 2024, cash provided by investing activities primarily consisted of a $55 million decrease in marketable securities, partially offset by a $25 million increase in property and equipment principally related to the capitalization of internally developed software. For the year ended December 31, 2023, cash provided by investing activities primarily consisted of a $80 million net decrease in marketable securities, partially offset by a $37 million increase in property and equipment principally related to the capitalization of internally developed software. For the year ended December 31, 2022, cash provided by investing activities primarily consisted of a $300 million net decrease in marketable securities, partially offset by a $37 million increase in property and equipment, and $19 million for strategic investments in certain privately held companies.
Net Cash Used in Financing Activities
Net cash used in financing activities was $(210) million, $(2.6) billion and $(1.8) billion for the years ended December 31, 2024, 2023 and 2022, respectively. For the year ended December 31, 2024, cash used in financing activities was primarily attributable to $217 million net principal payments on non-recourse asset-backed debt. For the year ended December 31, 2023, cash used in financing activities was primarily attributable to $2.3 billion net principal payments on non-recourse asset-backed debt, as well as $362 million related to the partial repurchase of the 2026 Notes. For the year ended December 31, 2022, cash used in financing activities was primarily attributable to $1.7 billion net principal payments on non-recourse asset-backed debt.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Contractual Obligations and Commitments
Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. Below is a table that shows our material contractual obligations as of December 31, 2024:

	Payment Due by Year
(in millions)	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Senior revolving credit facilities(1)	$186	$186	$—	$—	$—
Senior and mezzanine term debt facilities(2)	1,903	337	1,566		—
Convertible senior notes(3)	383	1	382	—	—
Operating leases(4)	21	4	7	7	3
Purchase commitments(5)	589	589	—	—	—
Total	$3,082	$1,117	$1,955	$7	$3
________________
(1)Represents the principal amounts outstanding as of December 31, 2024. Includes estimated interest payments, calculated using the variable rate in existence at period end over an assumed holding period of 90 days. Borrowing under the senior revolving credit facilities are payable as the related inventory is sold. The payment is expected to be within one year of December 31, 2024.
(2)Represents the principal amounts outstanding as of December 31, 2024 and estimated interest payments assuming the principal balances remain outstanding until maturity. The final maturity dates of the senior and mezzanine term debt facilities vary, as discussed above.
(3)Represents the principal amounts outstanding as of December 31, 2024 and interest payments assuming the principal balances remain outstanding until maturity.
(4)Represents future payments for long-term operating leases that have commenced, or have been executed but not yet commenced, as of December 31, 2024. In December 2024, certain operating leases were terminated early by the Company, which resulted in a decrease of undiscounted, future lease payments of $8 million.
(5)As of December 31, 2024, we were under contract to purchase 1,705 homes for an aggregate purchase price of $589 million.
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
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the consolidated financial statements. Based on this definition, we have identified the critical accounting policy and estimate addressed below. In addition, we have other key accounting policies and estimates that are described in “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Description of Business and Accounting Policies”.
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
Interest Rate Risk
We are subject to market risk by way of changes in interest rates on borrowings under our inventory financing facilities. As of December 31, 2024, we had total outstanding balances on our asset-backed debt of $1.9 billion, 91% of which was based on a fixed rate with an average duration of 1.8 years and the remaining 9% of which was based on a floating rate. Total property financing interest expense for the year ended December 31, 2024 was $116 million, of which $105 million was fixed and $11 million was floating. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. We may use interest rate cap derivatives, interest rate swaps, or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. Many of our floating rate debt facilities also have benchmark rate floors. Assuming no change in the outstanding borrowings on our credit facilities, we estimate that a one percentage point increase in applicable benchmark rates would increase our annual interest expense by approximately $2 million as of December 31, 2024. As of December 31, 2023, 100% of our outstanding borrowings were at a fixed rate and did not utilize floating benchmark reference rates.
Inflation Risk
We believe the inflation experienced in recent years has impacted the cost of goods and services that we consume, such as labor and materials costs for home repairs. Moreover, the current U.S. presidential administration has implemented tariffs on imports from Canada, Mexico, and China, and has promoted plans for potential tariffs on goods from other countries and to pursue other trade policies intended to restrict imports, which may further increase the cost of materials for home repairs. We endeavor to offset these impacts in our business by appropriately considering them in our pricing and operational models. However, if our costs were to become subject to significant incremental inflationary pressure, we may not be able to fully offset such higher costs by adjusting our operational model or our pricing methodology. Our inability to do so could harm our business, results of operations, and financial condition.
In response to ongoing inflationary pressures in the U.S., the Federal Reserve implemented a number of increases to the federal funds rate since 2022, which, despite the Federal Reserve’s 50 basis point cut in September 2024 and 25 basis point cuts in November and December 2024, remains elevated compared to historical levels. See “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Housing Environment” for a discussion of the impact of the increased federal funds rate on mortgage interest rates and our business.

OPENDOOR TECHNOLOGIES INC.
Item 8. Financial Statements and Supplementary Data.

SCHEDULE I

Page
Condensed Financial Information of Opendoor Technologies Inc. (Parent Company Only)	110

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Opendoor Technologies Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Opendoor Technologies Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and Schedule I listed in the Index at Item 8 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
•We tested the effectiveness of internal controls over the internal projection price valuation process, calculation of the valuation adjustment, and management’s consideration of macroeconomic factors with respect to the valuation adjustment.
•We evaluated whether the estimates of the real estate inventory valuation adjustments for homes that are not under sales contract were consistent with evidence obtained in other areas of the audit, including internal communications to management and the Board of Directors.
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
February 27, 2025
We have served as the Company’s auditor since 2015.

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

		December 31,
		2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$671	$999
Restricted cash		92	541
Marketable securities		8	69
Escrow receivable		6	9
Real estate inventory, net		2,159	1,775
Other current assets		61	52
Total current assets		2,997	3,445
PROPERTY AND EQUIPMENT – Net		48	66
RIGHT OF USE ASSETS		18	25
GOODWILL		3	4
INTANGIBLES – Net		—	5
OTHER ASSETS		60	22
TOTAL ASSETS	(1)	$3,126	$3,567
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities		$92	$64
Non-recourse asset-backed debt - current portion		432	—
Interest payable		3	1
Lease liabilities – current portion		2	5
Total current liabilities		529	70
NON-RECOURSE ASSET-BACKED DEBT – Net of current portion		1,492	2,134
CONVERTIBLE SENIOR NOTES		378	376
LEASE LIABILITIES – Net of current portion		13	19
OTHER LIABILITIES		1	1
Total liabilities	(2)	2,413	2,600
COMMITMENTS AND CONTINGENCIES (See Note 19)
SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 3,000,000,000 shares authorized; 719,990,121 and 677,636,163 shares issued, respectively; 719,990,121 and 677,636,163 shares outstanding, respectively		—	—
Additional paid-in capital		4,438	4,301
Accumulated deficit		(3,725)	(3,333)
Accumulated other comprehensive loss		—	(1)
Total shareholders’ equity		713	967
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$3,126	$3,567
________________
(1)The Company’s consolidated assets at December 31, 2024 and 2023 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $81 and $530; Real estate inventory, net, $2,141 and $1,735; Escrow receivable, $6 and $8; Other current assets, $8 and $10; and Total assets of $2,236 and $2,283, respectively.
(2)The Company’s consolidated liabilities at December 31, 2024 and 2023 include the following liabilities for which the VIE creditors generally do not have recourse to Opendoor: Accounts payable and other accrued liabilities, $21 and $28; Interest payable, $3 and $1; Current portion of non-recourse asset-backed debt, $432 and $—; Non-recourse asset-backed debt, net of current portion, $1,492 and $2,134; and Total liabilities, $1,948 and $2,163, respectively. See “Note 4. Variable Interest Entities” for additional information regarding our VIEs.
See accompanying notes to consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are presented in thousands, and per share amounts)

	Year Ended December 31,
	2024	2023	2022
REVENUE	$5,153	$6,946	$15,567
COST OF REVENUE	4,720	6,459	14,900
GROSS PROFIT	433	487	667
OPERATING EXPENSES:
Sales, marketing and operations	413	486	1,006
General and administrative	182	206	346
Technology and development	141	167	169
Goodwill impairment	—	—	60
Restructuring	17	14	17
Total operating expenses	753	873	1,598
LOSS FROM OPERATIONS	(320)	(386)	(931)
(LOSS) GAIN ON EXTINGUISHMENT OF DEBT	(2)	216	(25)
INTEREST EXPENSE	(133)	(211)	(385)
OTHER INCOME (LOSS) – Net	64	107	(10)
LOSS BEFORE INCOME TAXES	(391)	(274)	(1,351)
INCOME TAX EXPENSE	(1)	(1)	(2)
NET LOSS	$(392)	$(275)	$(1,353)
Net loss per share attributable to common shareholders:
Basic	$(0.56)	$(0.42)	$(2.16)
Diluted	$(0.56)	$(0.42)	$(2.16)
Weighted-average shares outstanding:
Basic	699,457	657,111	627,105
Diluted	699,457	657,111	627,105
See accompanying notes to consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Year Ended December 31,
	2024	2023	2022
NET LOSS	$(392)	$(275)	$(1,353)
OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on marketable securities	1	3	(2)
COMPREHENSIVE LOSS	$(391)	$(272)	$(1,355)
See accompanying notes to consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions, except number of shares)

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE-December 31, 2021	616,026,565	$—	$3,955	$(1,705)	$(2)	$2,248
Vesting of restricted shares	628,193	—	—	—	—	—
Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	17,279,891	—	—	—	—	—
Exercise of stock options	2,958,586	—	4	—	—	4
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	493,790	—	2	—	—	2
Stock-based compensation	—	—	187	—	—	187
Other comprehensive loss	—	—	—	—	(2)	(2)
Net loss	—	—	—	(1,353)	—	(1,353)
BALANCE–December 31, 2022	637,387,025	$—	$4,148	$(3,058)	$(4)	$1,086

Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	35,562,197	—	(1)	—	—	(1)
Exercise of stock options	2,535,147	—	3	—	—	3
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	2,151,794	—	2	—	—	2
Stock-based compensation	—	—	149	—	—	149
Other comprehensive income	—	—	—	—	3	3
Net loss	—	—	—	(275)	—	(275)
BALANCE–December 31, 2023	677,636,163	$—	$4,301	$(3,333)	$(1)	$967
Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	38,860,600	—	1	—	—	1
Exercise of stock options	422,561	—	—	—	—	—
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	3,070,797	—	5	—	—	5
Settlement of Capped Calls related to the 2026 Notes	—	—	2	—	—	2
Stock-based compensation	—	—	129	—	—	129
Other comprehensive income	—	—	—	—	1	1
Net loss	—	—	—	(392)	—	(392)
BALANCE–December 31, 2024	719,990,121	$—	$4,438	$(3,725)	$—	$713

See accompanying notes to consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(392)	$(275)	$(1,353)
Adjustments to reconcile net loss to cash, cash equivalents, and restricted cash (used in) provided by operating activities:
Depreciation and amortization	48	65	83
Amortization of right of use asset	5	7	7
Stock-based compensation	114	126	171
Inventory valuation adjustment	57	65	737
Goodwill impairment	—	—	60
Changes in fair value of equity securities	7	1	35
Other	7	13	(1)
Origination of mortgage loans held for sale	—	—	(118)
Proceeds from sale and principal collections of mortgage loans held for sale	—	1	128
Loss (gain) on early extinguishment of debt	2	(216)	25
Gain on deconsolidation, net	(14)	—	—
Changes in operating assets and liabilities:
Escrow receivable	3	21	54
Real estate inventory	(449)	2,613	896
Other assets	(10)	(19)	37
Accounts payable and other accrued liabilities	31	(38)	(25)
Interest payable	2	(10)	2
Lease liabilities	(6)	(10)	(8)
Net cash (used in) provided by operating activities	(595)	2,344	730
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(25)	(37)	(37)
Purchase of marketable securities	—	—	(28)
Proceeds from sales, maturities, redemptions and paydowns of marketable securities	55	80	328
Purchase of non-marketable equity securities	—	—	(25)
Proceeds from sale of non-marketable equity securities	—	1	3
Capital returns from non-marketable equity securities	—	—	3
Acquisitions, net of cash acquired	—	—	(10)
Cash impact of deconsolidation of subsidiaries	(2)	—	—
Net cash provided by investing activities	28	44	234
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of convertible senior notes	—	(362)	—
Settlement of capped calls related to convertible senior notes	2	—	—
Proceeds from exercise of stock options	—	3	4
Proceeds from issuance of common stock for ESPP	5	2	2
Proceeds from non-recourse asset-backed debt	498	238	10,108
Principal payments on non-recourse asset-backed debt	(715)	(2,515)	(11,822)
Proceeds from other secured borrowings	—	—	114
Principal payments on other secured borrowings	—	—	(121)
Payment of loan origination fees and debt issuance costs	—	(1)	(26)
Payment for early extinguishment of debt	—	(4)	(10)
Net cash used in financing activities	(210)	(2,639)	(1,751)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(777)	(251)	(787)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – Beginning of year	1,540	1,791	2,578
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of year	$763	$1,540	$1,791
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid during the period for interest	$121	$203	$355
DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation expense capitalized for internally developed software	$15	$23	$16
Investment in non-marketable equity securities due to deconsolidation	$39	$—	$—

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$671	$999	$1,137
Restricted cash	92	541	654
Cash, cash equivalents, and restricted cash	$763	$1,540	$1,791
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
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared pursuant to generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements as of December 31, 2024 and 2023 and for the years ended December 31, 2024, 2023 and 2022 include the accounts of Opendoor, its wholly owned subsidiaries and VIEs where the Company is the primary beneficiary. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements herein. Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period’s presentation.
At-The-Market Equity Offering
In May 2024, the Company entered into an at-the-market equity offering sales agreement (the “ATM Agreement”) with Barclays Capital Inc. and Virtu Americas LLC, as sales agents (the "Agents"), pursuant to which the Company may offer and sell, from time to time, through the Agents, shares of the Company’s common stock having an aggregate offering price of up to $200 million. Under the ATM Agreement, the Agents may sell shares by any method deemed to be an “at-the-market offering.” During the year ended December 31, 2024, there was no activity pursuant to the ATM Agreement.
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
Significant Risks and Uncertainties
The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, the Company believes that changes in any of the following areas could have a significant negative effect on the Company in terms of its future financial position, results of operations or cash flows: its rates of revenue growth; its ability to manage inventory; engagement and usage of its products; the effectiveness of its investment of resources to pursue strategies; competition in its

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
market; the stability of the residential real estate market; the impact of interest rate changes on demand for and pricing of its products and on the cost of capital; political and regulatory trends, including potential increased tariffs; changes in technology, products, markets or services by the Company or its competitors; its ability to maintain or establish relationships with listings and data providers; its ability to obtain or maintain licenses and permits to support its current and future businesses; actual or anticipated changes to its products and services; changes in government regulation affecting its business; the outcomes of legal proceedings; natural disasters and catastrophic events, such as pandemics or epidemics; scaling and adaptation of existing technology and network infrastructure; its management of its growth; its ability to attract and retain qualified employees and key personnel; its ability to successfully integrate and realize the benefits of its past or future strategic acquisitions or investments; the protection of customers’ information and other privacy concerns; the protection of its brand and intellectual property; and intellectual property infringement and other claims, among other things.
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
Summary of Significant Accounting Policies
Segment Reporting
For the years ended December 31, 2024, 2023, and 2022, the Company was managed as a single operating and reportable segment on a consolidated basis. Furthermore, the Company determined that the Chief Executive Officer is the Chief Operating Decision Maker (“CODM”) as the CEO is responsible for making decisions regarding the allocation of resources and assessing performance, as well as for strategic operational decisions and managing the organization at a consolidated level.
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
Convertible Senior Notes
The 0.25% convertible senior notes due in 2026 (the "2026 Notes") issued by the Company in August 2021 are accounted for wholly as debt. The 2026 Notes have an initial carrying value equal to the net proceeds from issuance. Issuance costs associated with the 2026 Notes are amortized over the term using the effective interest method. Conversions are settled through payment of cash or a combination of cash and stock, at the Company's option. Upon conversion, the carrying amount of the 2026 Notes, including any unamortized debt issuance costs, is reduced by cash paid, with any difference being reflected as a change in equity. There will not be any gains or losses recognized upon a conversion. Upon extinguishment of any portion of the 2026 Notes, the difference between the repurchase price of the extinguished notes and the respective net carrying amount is recorded as a gain or loss in (Loss) gain on extinguishment of debt in the consolidated statements of operations. See “Note 5 — Credit Facilities and Long-Term Debt” for details on the partial repurchase of the Company's convertible notes.
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
Escrow Receivable
Escrow receivable consists of proceeds from home resale held in escrow prior to such proceeds being remitted to the Company. The Company reviews the need for an allowance for credit losses quarterly based on historical collections experience, among other factors. As of December 31, 2024 and 2023, the Company did not record an allowance for credit losses and for the years ended December 31, 2024, 2023 and 2022, the Company did not have any material write-offs.
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
Intangible Assets
The Company recorded intangible assets with finite lives, including developed technology, customer relationships, trademarks, and non-competition agreements, as a result of acquisitions as well as internal development. Intangible assets were amortized based on their estimated economic lives, ranging from 1 to 5 years.
Impairment of Long-Lived Assets
Long-lived assets, such as property and equipment and definite-lived intangible assets, among other long-lived assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment loss is recognized to the extent the carrying amount of the underlying asset exceeds its fair value. The impairment loss recognized for the periods presented is primarily related to abandonment of certain internally developed software projects. The impairment loss recognized during the periods presented is as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
General and administrative	$—	$1	$—
Technology and development	7	9	3
Total impairment loss	$7	$10	$3
Revenue Recognition
The Company generates revenue through home sales, along with other revenue from ancillary real estate services in the United States. Other revenue represents an insignificant portion of the Company’s total revenue.
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
Other revenue consists primarily of title insurance facilitation revenue, closing and escrow services, and real estate broker commissions. These real estate services are provided in conjunction with home sales, and revenue is recognized consistent with home sales revenue, generally upon close of escrow.
No customers generated 10% or more of the Company’s total revenue in the years ended December 31, 2024, 2023 or 2022.
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
Advertising costs are expensed as incurred. For the years ended December 31, 2024, 2023, and 2022, expenses attributable to advertising totaled $86 million, $75 million, and $200 million, respectively.
Technology and Development
Technology and development expense consists primarily of headcount expenses, including salaries, benefits, and stock-based compensation for employees in the design, development, testing, maintenance and operation of the Company’s websites, tools, applications, and mobile apps that support its products. Technology and development expense also includes amortization of capitalized software development costs and third-party software and hosting costs.
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
In November 2023, the FASB issued ASU 2023-07, which expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This guidance is effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and retrospective application to all prior periods presented in the financials is required. The Company adopted ASU 2023-07 in its annual reporting period as of and for the year ended December 31, 2024. See “Note 18— Segment Information” for further discussion.
In November 2024, the FASB issued ASU 2024-04 which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The new guidance is effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities that have adopted the amendments in Update 2020-06. The Company early adopted ASU 2024-04 as of the year ended December 31, 2024. The updates had no impact to the Company’s consolidated financial statements upon adoption.
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
In November 2024, the FASB issued ASU 2024-03, which is intended to improve the disclosures about a public business entity’s expenses and provide detailed information about the types of expenses in commonly presented expense captions. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, and early adoption is permitted. The Company is currently assessing the impact on the Company's consolidated financial statements and disclosures.
2.REAL ESTATE INVENTORY
The following table presents the components of inventory, net of applicable inventory valuation adjustments of $26 million and $27 million as of December 31, 2024 and 2023, respectively (in millions):

	December 31, 2024	December 31, 2023
Work-in-progress	$577	$640
Finished goods:
Listed for sale	1,302	882
Under contract for sale	280	253
Total real estate inventory	$2,159	$1,775
As of December 31, 2024, the Company was in contract to purchase 1,705 homes for an aggregate purchase price of $589 million.
During the years ended December 31, 2024, 2023, and 2022, the Company recorded inventory valuation adjustments for real estate inventory of $57 million, $65 million, and $737 million, respectively, in Cost of revenue in the consolidated statements of operations.
3.CASH, CASH EQUIVALENTS, AND INVESTMENTS
The amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents, and marketable securities as of December 31, 2024 and 2023, were as follows (in millions):

	December 31, 2024
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$60	$—	$—	$60	$60	$—
Money market funds	611	—	—	611	611	—
Equity securities	8	—	—	8	—	8
Total	$679	$—	$—	$679	$671	$8

	December 31, 2023
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$63	$—	$—	$63	$63	$—
Money market funds	936	—	—	936	936	—
Corporate debt securities	55	—	(1)	54	—	54
Equity securities	15	—	—	15	—	15
Total	$1,069	$—	$(1)	$1,068	$999	$69

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
During the years ended December 31, 2024 and 2023, the Company recognized $(7) million and $4 million of net unrealized (losses) gains, respectively, in the consolidated statements of operations related to marketable equity securities.
The Company had no available-for-sale debt securities as of December 31, 2024. A summary of debt securities with unrealized losses aggregated by period of continuous unrealized loss as of December 31, 2023 was as follows (in millions):

	Less than 12 Months		12 Months or Greater		Total
December 31, 2023	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate debt securities	$—	$—	$54	$(1)	$54	$(1)
Total	$—	$—	$54	$(1)	$54	$(1)
Net unrealized losses of the Company's available-for-sale debt securities as of December 31, 2023 were $1 million. These unrealized losses were associated with the Company’s investments in corporate debt securities and were due to interest rate increases, and not credit-related events. The Company did not expect to be required to sell the investments before recovery of the amortized cost bases. As such, no allowance for credit losses was required as of December 31, 2023.

A summary of non-marketable equity securities and equity method investment balances as of December 31, 2024 and 2023 were as follows (in millions):

	December 31, 2024	December 31, 2023
Equity method investments	$20	$20
Non-marketable equity securities	39	—
Total	$59	$20
No unrealized losses were recognized during the year-ended December 31, 2024 in the consolidated statements of operations related to non-marketable equity securities held as of December 31, 2024. During the year-ended December 31, 2023, the Company recognized $5 million of net unrealized losses in the consolidated statements of operations related to non-marketable equity securities held as of December 31, 2023.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as of December 31, 2024 and 2023 (in millions):

	December 31, 2024	December 31, 2023
Assets
Restricted cash	$81	$530
Real estate inventory, net	2,141	1,735
Other(1)	14	18
Total assets	$2,236	$2,283
Liabilities
Non-recourse asset-backed debt	$1,924	$2,134
Other(2)	24	29
Total liabilities	$1,948	$2,163
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

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
5.CREDIT FACILITIES AND LONG-TERM DEBT
The following tables summarize certain details related to the Company's credit facilities and long-term debt as of December 31, 2024 and 2023 (in millions, except interest rates):

		Outstanding Amount
December 31, 2024	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$—	$—	—%	June 24, 2026	June 24, 2026
Revolving Facility 2018-3	1,000	182	—	8.00%	September 29, 2026	September 29, 2026
Revolving Facility 2019-1	300	—	—	—%	August 15, 2025	August 15, 2025
Revolving Facility 2019-2	550	—	—	—%	October 3, 2025	October 2, 2026
Revolving Facility 2019-3	100	—	—	8.13%	April 4, 2025	April 3, 2026
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	100	—	100	3.48%	February 24, 2026	August 24, 2026
Term Debt Facility 2021-S2	400	—	300	3.31%	September 10, 2025	March 10, 2026
Term Debt Facility 2021-S3	1,000	—	750	3.75%	January 31, 2027	July 31, 2027
Term Debt Facility 2022-S1	250	250	—	4.07%	March 1, 2025	September 1, 2025
Total	$4,700	$432	$1,150
Issuance Costs		—	(7)
Carrying Value		$432	$1,143

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	$1,700	$—	$200	10.00%	April 1, 2025	April 1, 2026
Term Debt Facility 2022-M1	500	—	150	10.00%	September 15, 2025	September 15, 2026
Total	$2,200	$—	$350
Issuance Costs			(1)
Carrying Value			$349

Total Non-Recourse Asset-backed Debt	$6,900	$432	$1,492

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)

	Outstanding Amount
December 31, 2023	Current	Non-Current	Weighted Average Interest Rate
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$—	$—	7.49%
Revolving Facility 2018-3	—	—	6.82%
Revolving Facility 2019-1	—	—	7.34%
Revolving Facility 2019-2	—	—	6.83%
Revolving Facility 2019-3	—	—	—%
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	—	100	3.48%
Term Debt Facility 2021-S2	—	300	3.20%
Term Debt Facility 2021-S3	—	750	3.75%
Term Debt Facility 2022-S1	—	250	4.07%
Total	$—	$1,400
Issuance Costs	—	(12)
Carrying Value	$—	$1,388

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	$—	$600	10.00%
Term Debt Facility 2022-M1	—	150	10.00%
Total	$—	$750
Issuance Costs		(4)
Carrying Value		$746

Total Non-Recourse Asset-backed Debt	$—	$2,134
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
As of December 31, 2024, the Company had total borrowing capacity with respect to its non-recourse asset-backed debt of $6.9 billion. Borrowing capacity amounts under non-recourse asset-backed debt as reflected in the table above are in some cases not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. Any amounts repaid for senior term and mezzanine term debt facilities reduce total borrowing capacity as repaid amounts are not available to be reborrowed. As of December 31, 2024, the Company had committed borrowing capacity with respect to the Company’s non-recourse asset backed debt of $2.2 billion; this committed borrowing capacity is comprised of $400 million for senior revolving credit facilities, $1.4 billion for senior term debt facilities, and $350 million for mezzanine term debt facilities.
The Company recognized $2 million, $9 million, and $25 million in loss on extinguishment of debt on the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, respectively, related to the Company’s voluntary partial early repayment of non-recourse asset-backed term debt facilities. The loss on extinguishment of debt for the year ended December 31, 2024 was comprised of $2 million in write-offs of associated unamortized deferred costs that were

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
previously capitalized. The loss on extinguishment of debt for the year ended December 31, 2023 was comprised of $4 million in prepayment fees and $5 million in write offs of associated unamortized deferred costs that were previously capitalized. The loss on extinguishment of debt for the year ended December 31, 2022 was comprised of $10 million in prepayment fees and $15 million in write offs of associated unamortized deferred costs that were previously capitalized.
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
Asset-backed Senior Term Debt Facilities
The Company classifies its senior term debt facilities as current or non-current liabilities on the Company's consolidated balance sheets based on the applicable final maturity date.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
Asset-backed Mezzanine Term Debt Facilities
The Company classifies its mezzanine term debt facilities as current or non-current liabilities on the Company’s consolidated balance sheets based on the applicable final maturity date. These facilities are structurally and contractually subordinated to the related asset-backed senior debt facilities.
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
The terms of these inventory financing facilities and related financing documents require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). Certain of these financial covenants are calculated by reference to Opendoor Labs Inc. and its consolidated subsidiaries’ assets and liabilities. As a result, under certain circumstances, this may limit the Company’s flexibility to transfer assets from Opendoor subsidiaries to the Parent Company. At December 31, 2024 and December 31, 2023, $250 million and $275 million, respectively, of the Company's net assets were restricted as they reflect minimum net asset requirements at Opendoor Labs Inc. As of December 31, 2024, the Company was in compliance with all financial covenants and no event of default had occurred.
Convertible Senior Notes
In August 2021, the Company issued the 2026 Notes with an aggregate principal amount of $978 million. The tables below summarize certain details related to the 2026 Notes (in millions, except interest rates):

December 31, 2024	Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2026 Notes	$381	$(3)	$378

December 31, 2024	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	Semi-Annual Interest Payment Dates	Conversion Rate	Conversion Price
2026 Notes	August 15, 2026	0.25%	0.78%	February 15; August 15	51.9926	$19.23

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
For the year ended December 31, 2024, total interest expense on the Company's convertible senior notes was $3 million, with coupon interest of $1 million and amortization of debt issuance costs of $2 million. For the year ended December 31, 2023, total interest expense on the Company's convertible senior notes was $5 million, with coupon interest of $2 million and amortization of debt issuance costs of $3 million. For the year ended December 31, 2022, total interest expense on the Company's convertible senior notes was $7 million, with coupon interest of $2 million and amortization of debt issuance costs of $5 million.
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
In December 2024, the Company settled 75% of the outstanding Capped Calls and received cash of $2 million from certain counterparties, which was recognized as an increase in additional paid-in-capital in the fourth quarter of 2024.
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

December 31, 2024	Balance at Fair Value	Level 1	Level 2	Level 3
Marketable securities:
Equity securities	$8	$8	$—	$—
Total assets	$8	$8	$—	$—

December 31, 2023	Balance at Fair Value	Level 1	Level 2	Level 3
Marketable securities:
Corporate debt securities	$54	$—	$54	$—
Equity securities	15	15	—	—
Total assets	$69	$15	$54	$—

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
Fair Value of Financial Instruments
The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2024
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$671	$671	$671	$—
Restricted cash	92	92	92	—
Liabilities:
Non-recourse asset-backed debt – current portion	$432	$431	$—	$431
Non-recourse asset-backed debt – net of current portion	1,492	1,443	—	1,443
Convertible senior notes	378	336	—	336

	December 31, 2023
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$999	$999	$999	$—
Restricted cash	541	541	541	—
Liabilities:
Non-recourse asset-backed debt – net of current portion	$2,134	$2,150	$—	$2,150
Convertible senior notes	376	296	—	296
7.PROPERTY AND EQUIPMENT
Property and equipment as of December 31, 2024 and 2023, consisted of the following (in millions):

	2024	2023
Internally developed software	$106	$124
Computers	9	12
Security systems	4	19
Office equipment	2	3
Furniture and fixtures	1	2
Software implementation costs	1	4
Leasehold improvements	—	2
Total	123	166
Accumulated depreciation and amortization	(75)	(100)
Property and equipment – net	$48	$66
Depreciation and amortization expense of $33 million, $38 million, and $37 million was recorded for the years ended December 31, 2024, 2023 and 2022, respectively.
8.LEASES
The Company leases office space throughout the United States and India under operating and short-term lease agreements. These lease agreements have terms not exceeding 11 years and some contain multi-year renewal options or early termination options that are not considered reasonably certain of exercise except as discussed below. The Company also leases equipment under immaterial finance lease agreements.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
Components of lease costs for the years ended the December 31, 2024, 2023, and 2022, are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$8	$11	$11
Variable lease cost	1	1	—
Short-term lease cost	—	1	1
Sublease income	(1)	(2)	(1)
Net lease cost	$8	$11	$11
The following table present supplemental lease information (in millions):

December 31,	2024	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$(13)	$(14)	$(11)
Right-of-use assets obtained in exchange for new or acquired lease liabilities	$4	$1	$5
In December 2024, certain operating leases were terminated early by the Company, which resulted in a decrease of undiscounted, future lease payments of $8 million. These early terminations resulted in the reduction of right-of-use assets and lease liabilities of approximately $13 million. The Company paid $4 million in early termination fees associated with these leases and recognized $3 million in total lease termination costs which are recognized in Restructuring on the consolidated statements of operations. See “Note 20 - Restructuring” for further discussion. There were no other material lease modifications for the year ended December 31, 2024.
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
The weighted average lease term and the weighted average discount rate are as follows:

December 31,	2024	2023
Weighted average remaining lease term for operating leases (in years)	5.5	5.8
Weighted average discount rate for operating leases	13.2%	11.8%
Maturity of operating lease liabilities as of December 31, 2024 are as follows (in millions):

2025	$4
2026	4
2027	3
2028	4
2029	3
Thereafter	3
Total undiscounted future cash flows	$21
Less: Imputed interest	6
Total lease liabilities	$15

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
9.GOODWILL AND INTANGIBLE ASSETS
For the years ended December 31, 2024 and 2023 there were no additions to goodwill. No impairment of goodwill was identified for the years ended December 31, 2024 and 2023.
All intangible assets that were previously subject to amortization were fully amortized as of December 31, 2024. As such, the Company does not have any intangible assets subject to amortization remaining as of December 31, 2024. Intangible assets subject to amortization consisted of the following as of December 31, 2023 (in millions, except years):

December 31, 2023	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Remaining Weighted Average Useful Life (Years)
Developed technology	$17	$(13)	$4	0.8
Customer relationships	7	(6)	1	0.7
Trademarks	5	(5)	—	0.7
Intangible assets – net	$29	$(24)	$5
Amortization expense for intangible assets was $4 million, $7 million, and $9 million for the years ended December 31, 2024, 2023, and 2022, respectively.

10.ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of December 31, 2024 and 2023, consisted of the following:

	2024	2023
Accrued expenses due to vendors	$30	$34
Legal contingency accrual	23	—
Accrued payroll and other employee related expenses	12	18
Accounts payable due to vendors	9	2
Accrued expenses and liabilities due to related parties	9	—
Accrued property and franchise taxes	8	7
Other	1	3
Total accounts payable and other accrued liabilities	$92	$64
11.SHAREHOLDERS’ EQUITY
Common Stock
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 3,000,000,000 shares of common stock with a par value of $0.0001 per share.
Preferred Stock
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 100,000,000 shares of preferred stock having a par value of $0.0001 per share (“Opendoor Technologies Preferred Stock”). The Company’s board of directors has the authority to issue Opendoor Technologies Preferred Stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of those shares. As of December 31, 2024, there were no shares of Opendoor Technologies Preferred Stock issued and outstanding.

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
2020 Equity Incentive Plans
In connection with the close of the Business Combination, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan”) under which 43,508,048 shares of common stock were initially reserved for issuance. The 2020 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other stock or cash based awards. The number of shares of the Company’s common stock available for issuance under the 2020 Plan automatically increases on the first day of each calendar year, beginning January 1, 2022 and ending on and including January 1, 2030, by the lesser of (a) a number equal to the excess (if any) of (1) 5% of the aggregate number of shares of common Stock outstanding on the final day of the immediately preceding calendar year over (2) the number of shares of common Stock then reserved for issuance under the 2020 Plan as of such date, and (b) such smaller number of shares determined by the Company’s board of directors. Pursuant to this automatic increase provision, as of December 31, 2024, 126,566,170 shares of common stock are reserved for issuance under the 2020 Plan.
In connection with the close of the Business Combination, the Company’s board of directors approved the 2020 Employee Stock Purchase Plan (“ESPP”), which was last amended on February 8, 2023. There are 5,438,506 shares of common stock initially reserved for issuance under the ESPP. The number of shares of the Company’s common stock available for issuance under the ESPP automatically increases on the first day of each calendar year, beginning January 1, 2022 and ending on and including January 1, 2030, by the lesser of (a) 1% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year and (b) such number of shares as is determined by the Company’s board of directors; provided that, no more than 54,385,060 shares may be issued under the ESPP. Pursuant to this automatic increase provision, as of December 31, 2024, 24,749,340 shares of common stock are reserved for issuance under the ESPP. For the twelve months ended December 31, 2024 and December 31, 2023, shares issued under the ESPP were 3,133,493 at a weighted average price of $1.59 per share and 2,151,794 at a weighted average price of $1.16 per share, respectively.
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
A summary of the stock option activity for the year ended December 31, 2024, is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance – December 31, 2023	7,820	$2.44	3.3	$16
Exercised	(423)	1.05
Expired	(164)	2.84
Balance – December 31, 2024	7,233	2.51	2.4	$2
Exercisable – December 31, 2024	7,233	2.51	2.4	$2
Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The total intrinsic value of options exercised for the years ended December 31, 2024, 2023, and 2022, was $1 million, $3 million, and $20 million, respectively.
RSUs typically vest upon a service-based requirement, generally over a two or four year period.
In the quarter ended March 31, 2024, the Company began granting RSUs to certain executive employees that contain both a performance and service condition to vest. If the award is deemed probable of being earned, compensation expense is recognized on an accelerated attribution basis over the requisite service period of the award, which is generally three years. The Company reassesses the probability of achieving the performance condition at each reporting date during the performance period.
A summary of the RSU activity for the year ended December 31, 2024, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested and outstanding – December 31, 2023	60,896	$4.05
Granted	37,394	2.29
Vested	(39,030)	3.81
Forfeited	(14,013)	4.16
Unvested and outstanding – December 31, 2024	45,247	$2.77
The total fair value of RSUs vested for the years ended December 31, 2024, 2023 and 2022 was $92 million, $112 million, and $98 million, respectively.
Restricted Shares
The Company has granted Restricted Shares to certain continuing employees, primarily in connection with acquisitions. The Restricted Shares vest upon satisfaction of a service condition, which generally ranges from three to four years.
There were no Restricted Shares as of December 31, 2024 and 2023. The total fair value of Restricted Shares vested for the year ended December 31, 2022 was $1 million.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
ESPP
The first offering period for the Company's 2020 ESPP began on March 1, 2022. The ESPP, pursuant to Internal Revenue Code Section 423, allows eligible participants to purchase shares using payroll deductions of up to 15% of their total compensation, subject to a $25,000 calendar year limitation on contributions. Prior to March 2023, the Company limited the maximum number of shares to be purchased in an offering period to 1,000 shares per employee, and each offering period was six months in duration. Beginning in March 2023, the maximum number of shares to be purchased in an offering period was increased to 10,000 shares per employee, 5,000 per purchase period, and each offering period is 12 months in duration, with two 6-month purchase periods. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount on the lower price of either (i) the offer period start date or (ii) the purchase date. The ESPP also includes a reset provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date. ESPP employee payroll contributions withheld as of December 31, 2024 and 2023 were $1 million and $2 million, respectively, and are included within Accounts payable and other accrued liabilities in the consolidated balance sheets. Payroll contributions withheld as of December 31, 2024 will be used to purchase shares at the end of the current ESPP purchase period ending on February 28, 2025.
The fair value of ESPP purchase rights is estimated at the date of grant using the Black-Scholes option-pricing valuation model. The following assumptions were applied in the model to estimate the grant-date fair value of the ESPP.

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Fair value	$0.83 - $1.56	$0.64 - $2.13	$1.78 - $3.55
Volatility	88.7% - 121.1%	101.8% - 119.1%	94.5% - 101.4%
Risk-free rate	4.35% - 5.27%	5.06% - 5.47%	0.60% - 3.34%
Expected life (in years)	0.5 - 1	0.5 - 1	0.5
Expected dividend	$—	$—	$—
The Company recognized stock-based compensation expense related to the ESPP of $3 million, $2 million, and $2 million during the years ended December 31, 2024, 2023, and 2022 respectively. As of December 31, 2024, total estimated unrecognized compensation expense related to the ESPP was $2 million. The unamortized compensation costs are expected to be recognized over the remaining term of the offering period of 0.5 years.
Stock-based compensation expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function as presented in the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
General and administrative	$62	$63	$109
Sales, marketing and operations	13	16	18
Technology and development	39	47	44
Total stock-based compensation expense	$114	$126	$171
The Company recognized $— million, $(4) million, $(13) million of compensation expense during the years ended December 31, 2024, 2023, and 2022 respectively, related to all market condition awards outstanding. In December 2022, Eric Wu resigned as CEO of Opendoor, resulting in a $57 million reversal of stock-based compensation expense related to his market condition awards. During the years ended December 31, 2024, 2023 and 2022 no market conditions were satisfied.
As of December 31, 2024, there was $101 million of unamortized stock-based compensation costs related to unvested RSUs. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.0 years.

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
13.WARRANTS
Marketing Warrants
On July 28, 2022, the Company entered into a warrant agreement with Zillow, Inc. (“Zillow”) in connection with a partnership arrangement that allows for Zillow to purchase up to 6 million shares of common stock that will vest in tranches (each, a “Tranche”) upon Zillow providing resale marketing services to the Company. Each Tranche will have an exercise price per share equal to the 30-day trailing volume weighted average price per share of Opendoor Common Stock (“VWAP”) prior to the vesting date of that Tranche, subject to a $15 floor and $30 cap per share. After a Tranche has vested, the Tranche can be exercised via a cash payment or a cashless exercise; provided that the Company has the option to cash settle any exercise. The warrant expires in July 2027, subject to extension for an additional Tranche and early termination under limited circumstances. Zillow began providing marketing services under the partnership arrangement in March 2023. As of December 31, 2024, no warrant shares had vested.
14.INCOME TAXES
The following table summarizes components of loss before income taxes as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(393)	$(274)	$(1,351)
Foreign	2	—	—
Loss before Income Taxes	$(391)	$(274)	$(1,351)
The following table summarizes the components of the Company’s provision for income taxes for the periods presented (in millions):

	Year Ended December 31,
	2024	2023	2022
Current income tax expense:
Federal	$—	$—	$—
State	1	1	2
Foreign	—	—	—
Total current income tax expense	1	1	2
Income Tax Provision	$1	$1	$2
For the years ended December 31, 2024, 2023, and 2022, the Company did not record any deferred federal and state income tax expense or benefit due to the full valuation allowance. Additionally, the Company’s foreign deferred expense or benefit was immaterial.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
Effective Tax Rate
The following table presents a reconciliation of the U.S. federal statutory income tax rates to the Company’s effective income tax rate for the periods presented:

	Year Ended December 31,
	2024	2023	2022
U. S. Federal tax benefit at statutory rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	3.6	5.8	2.7
Non-deductible expenses and other	0.1	(1.1)	(1.2)
Share-based compensation	(3.2)	(6.6)	(1.7)
Deduction limitation on executive compensation	(0.2)	(0.5)	(0.3)
Impact of deconsolidation	(1.9)	—	—
Change in valuation allowance, net	(19.7)	(20.6)	(21.4)
Research and development credits	0.1	1.5	0.5
Effective tax rate	(0.2)%	(0.5)%	(0.4)%
For the years ended December 31, 2024, 2023 and 2022, the Company’s effective tax rate differs from the amount computed by applying the U.S. federal statutory and state income tax rates to net loss before income tax, primarily as the result of state income taxes, stock-based compensation, and changes in the Company’s valuation allowance.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
Deferred Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023, are as follows (in millions):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Accruals and reserves	$14	$17
Inventory	25	31
Tax credits	49	47
Lease Liabilities	57	6
Section 174 capitalization	74	81
Goodwill	7	8
Net operating loss	633	541
Total deferred tax assets	859	731
Less: Valuation allowance	(795)	(718)
Deferred tax assets, net of valuation allowance	64	13
Deferred tax liabilities:
Depreciation and amortization	(7)	(7)
Right-of-use assets	(57)	(6)
Deferred tax liabilities	(64)	(13)
Net deferred tax assets and liabilities	$—	$—
A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized in a particular tax jurisdiction. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset. Due to the losses the Company generated in the current and prior years, the Company believes it is not more likely than not that all of the deferred tax assets can be realized for its U.S. federal and state deferred tax assets. Accordingly, the Company established and recorded a full valuation allowance on its net deferred tax assets of $795 million as of December 31, 2024 and a full valuation allowance on its net deferred tax assets of $718 million as of December 31, 2023. The valuation allowance increased by $77 million and $54 million for 2024 and 2023, respectively primarily as a result of current year losses.
As of December 31, 2024, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $2.6 billion and $2.0 billion, respectively, which will each begin to expire in 2034 if not utilized. For NOLs arising after December 31, 2017, the Tax Cuts and Jobs Act of 2017 limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income and can be carried forward indefinitely (carryback is generally prohibited). In the Company’s case, as of December 31, 2024, $2.5 billion of US. federal NOLs and $659 million of state NOLs have an unlimited carryover period. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a two-year carryback and twenty-year carryforward period. Additionally, as of December 31, 2024, the Company had U.S. federal research tax credit carryforwards of $45 million that begin to expire in 2034. The Company also had state research tax credit carryforwards of $30 million with an indefinite carryforward period.
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
Unrecognized Tax Benefits
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

	Year Ended December 31,
	2024	2023	2022
Unrecognized tax benefits as of the beginning of the year	$22	$20	$15
Increase related to current year tax provisions	1	2	5
Unrecognized tax benefits as of the end of the year	$23	$22	$20
Due to the full valuation allowance at December 31, 2024, current adjustments to the unrecognized tax benefit will have no impact on the Company’s effective income tax rate. There would be an impact of $23 million to the effective tax rate if adjustments are made after the valuation allowance is released. The Company does not anticipate any significant change in its uncertain tax positions within 12 months of this reporting date.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s consolidated balance sheets. To date, the Company has not recognized nor accrued for any material interest and penalties in its consolidated statements of operations. The Company is subject to federal and state income taxes in the United States, and foreign income taxes in Canada and India. Due to the history of net operating losses, the Company is subject to U.S. federal, state and local examinations by tax authorities for all years since incorporation. As of December 31, 2024, the Company is not currently under any audits that would materially change the unrecognized tax benefits recorded.
The Company has not provided U.S. income or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2024, because it intends to permanently reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability will be immaterial, due to the participation exemption put in place under the Tax Act.
15.NET LOSS PER SHARE
Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. During the periods when there is a net loss, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. No dividends were declared or paid for the years ended December 31, 2024, 2023, or 2022.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders for the years ended December 31, 2024, 2023, and 2022 (in millions, except share amounts which are presented in thousands, and per share amounts):

	Year Ended December 31,
	2024	2023	2022
Basic and diluted net loss per share:
Numerator:
Net loss	$(392)	$(275)	$(1,353)
Denominator:
Weighted average shares outstanding – basic and diluted	699,457	657,111	627,105
Basic and diluted net loss per share	$(0.56)	$(0.42)	$(2.16)
There were no preferred dividends declared or accumulated for the period.
For the years ended December 31, 2024, 2023, and 2022, 54,665 thousand shares, 70,708 thousand shares, and 67,126 thousand shares, respectively were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period.
16.DECONSOLIDATION
On July 31, 2024, a consolidated subsidiary of the Company, Mainstay Labs Inc. (“Mainstay”), formerly Open Exchange Labs Inc., issued its Series A Preferred Stock to third-party investors (the “Private Investment”). Mainstay is a market intelligence and transaction platform for the single-family rental industry. As a result of the Private Investment, the Company no longer had a controlling financial interest in Mainstay in accordance with ASC Topic 810, Consolidation, and Mainstay was deconsolidated from the Company’s consolidated financial statements as of July 31, 2024 (the “Deconsolidation”).
The Company determined that the Deconsolidation does not meet the criteria requiring presentation as discontinued operations in accordance with U.S. GAAP because it does not represent a strategic shift that will have a major effect on the Company’s operations or financial results.
Upon Deconsolidation, the Company recognized a $14 million gain in Other income (loss) – net in the consolidated statement of operations for the year ended December 31, 2024, which represented the fair value of the Company’s retained interest in Mainstay less the carrying value of Mainstay’s net assets and the Company’s liabilities due to Mainstay as of July 31, 2024. The Company’s retained interest in Mainstay as of July 31, 2024 was recognized as a non-marketable equity security investment under ASC 321, Investment – Equity Securities. As of December 31, 2024, the retained interest in Mainstay was $39 million, which is presented in Other assets in the consolidated balance sheets. The investment is measured at fair value on a non-recurring basis, with the fair value initially determined as of the transaction date. There have been no indicators of impairment or other observable price changes since that date. The fair value on the transaction date was calculated using the option pricing method utilizing a back-solve methodology to infer the total equity value based on the pricing of the Private Investment. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 1. Description of Business and Accounting Policies – Investments.”
See “Note 17 — Related Parties” for further information on the Company’s ongoing relationship and transactions with Mainstay.
17.RELATED PARTIES
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

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
Subsequent to the Deconsolidation:

•Mainstay provides property tax compliance services (“Property Tax Services”) and brokerage services (“Brokerage Services”) to the Company in the normal course of business, which were nominal for the year ended December 31, 2024.
•The Company is providing certain transition administrative services for a limited period of time to Mainstay (“Transition Services”) which are being paid on a quarterly basis in arrears, in the form of Mainstay Series A Preferred Stock at the original Series A Preferred Stock issuance price. Services provided for the year ended December 31, 2024 were immaterial.
•The Company has no compensation arrangements with the management of Mainstay who are responsible for directing the activities that most significantly impact the economics of Mainstay (“Mainstay Management”). As of the Deconsolidation, outstanding Opendoor RSUs held by Mainstay employees, other than Mainstay Management, were modified so that the service-based vesting requirement will be satisfied as long as the Mainstay employee continues to provide services to Mainstay (“Post Deconsolidation RSUs”). For the year ended December 31, 2024 subsequent to Deconsolidation, 932,163 shares of common stock were issued to Mainstay employees for the settlement of RSUs, net of shares withheld for participant taxes. As of December 31, 2024, 860,410 RSUs remained unvested and outstanding.
•The Company is continuing to pay for the bonuses of certain Mainstay employees, other than Mainstay Management, through November 2025 (“Post Deconsolidation Bonuses”). Amounts paid during, and due as of, the year ended December 31, 2024 were immaterial.
18.SEGMENT INFORMATION
The Company is managed as a single operating and reportable segment on a consolidated basis, reflecting how the Company’s Chief Operating Decision Maker (“CODM”) allocates resources and evaluates the Company’s financial information. The operating segment is the Company’s residential real estate product and service offerings. The Company determined that the Chief Executive Officer is the CODM, given their responsibility for making resource allocation decisions, assessing performance, making strategic operational decisions and managing the organization at a consolidated level.
As the Company is managed as a single operating and reportable segment, the measure of segment profit or loss is consolidated net loss. The CODM utilizes the financial information below in assessing the segment’s performance and allocating resources. The measure of segment assets is reported on the Company’s consolidated balance sheets as total assets.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
The table below highlights the Company’s reportable segment’s expenses and net loss for the years ended December 31, 2024, 2023, and 2022 (in millions):

	Year Ended December 31,
	2024	2023	2022
Revenue	$5,153	$6,946	$15,567
Less:
Cost of revenue	(4,720)	(6,459)	(14,900)
Direct selling costs(1)	(132)	(197)	(414)
Holding costs(2)	(58)	(116)	(147)
Advertising and other marketing expense(3)	(90)	(80)	(206)
Operations(4)	(74)	(80)	(151)
Fixed operating expense(5)	(209)	(259)	(306)
Stock-based compensation	(114)	(126)	(171)
Interest expense	(133)	(211)	(385)
Interest income	53	106	22
Other(6)	(68)	201	(262)
Net loss	$(392)	$(275)	$(1,353)
________________
(1)Represents selling costs incurred related to homes sold in the relevant period. This primarily includes broker commissions, external title and escrow-related fees and transfer taxes and are included in Sales, marketing and operations.
(2)Represents holding costs incurred both in the period presented and in prior periods on homes sold in the period presented (“Resale Cohort Holding Costs.”) Holding costs include mainly property taxes, insurance, utilities, homeowners association dues, cleaning and maintenance costs. Holding costs are included in Sales, marketing and operations on the Consolidated Statements of Operations in the period in which they are incurred (“GAAP Holding Costs.”)
(3)Advertising expenses are included in Sales, marketing and operations. Other marketing expenses include non-advertising marketing expenses such as acquisition leads and referrals and public relations services and are included in Sales, marketing and operations.
(4)Represents operating expenses that are generally related to the volume of homes transacted during the period and tend to be variable in nature. Primarily includes workforce expenses in support of sales, and real estate inventory operations.
(5)Represents operating expenses that are not directly correlated with home transaction volumes. These expenses generally include costs related to salaries and benefits for our leadership, finance, technology, human resources, legal, marketing and administrative personnel, as well as third-party professional services fees, rent expense and third-party software.
(6)Other segment (expenses) income are primarily made up of (loss) gain on extinguishment of debt, depreciation and amortization, and goodwill impairment. This also includes the elimination of holding costs incurred in prior periods on homes sold in the periods presented, and includes holding costs incurred in the current period on homes remaining in inventory at period end.
19.COMMITMENTS AND CONTINGENCIES
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
On October 7, 2022 and November 22, 2022, purported securities class action lawsuits were filed in the United States District Court for the District of Arizona, captioned Alich v. Opendoor Technologies Inc., et al. (Case No. 2:22-cv-01717-JFM) (“Alich”) and Oakland County Voluntary Employee’s Beneficiary Association, et al. v. Opendoor Technologies Inc., et al. (Case No. 2:22-cv-01987-GMS) (“Oakland County”), respectively. The lawsuits were consolidated into a single action, captioned In re Opendoor Technologies Inc. Securities Litigation (Case No. 2:22-CV-01717-MTL). The consolidated amended complaint names as defendants the Company, Social Capital Hedosophia Holdings Corp. II (“SCH”), certain of the Company’s current and former officers and directors and the underwriters of a securities offering the Company made in February 2021. The complaint alleges that the Company and certain officers violated Section 10(b) of the Exchange Act and SEC Rule 10b-5, and that the Company, SCH, certain officers and directors and the underwriters violated Section 11 of the Securities Act, in each case by making materially false or misleading statements related to the effectiveness of the Company’s pricing algorithm. The plaintiffs also allege that certain defendants violated Section 20(a) of the Exchange Act and Section 15 of the Securities Act, respectively, which provide for control person liability. The complaint asserts claims on behalf of all persons and entities that purchased, or otherwise acquired, Company common stock between December 21, 2020 and November 3, 2022 or pursuant to offering documents issued in connection with our business combination with SCH and the secondary public offering conducted by the Company in February 2021. The plaintiffs seek class certification, an award of unspecified compensatory damages, an award of interest and reasonable costs and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper. The defendants filed motions to dismiss on June 30, 2023, which the court granted on February 27, 2024 without prejudice. On May 14, 2024, the court granted plaintiffs’ motion for reconsideration of certain portions of the court’s order dismissing the complaint. The court’s orders on the motion to dismiss and motion for reconsideration dismissed all Exchange Act claims and Securities Act claims except for a portion of plaintiffs’ claims brought under Section 11 and Section 15 of the Securities Act. Defendants filed answers to the complaint on July 12, 2024. The plaintiffs and the defendant participated in a mediation in February 2025 following which the Company proposed a settlement offer to resolve all claims in the consolidated action on a class-wide basis, which is within the limits of insurance coverage. Accordingly, pursuant to applicable accounting requirements, the Company has recorded a liability reflecting the proposed settlement amount. If the offer is not accepted, or a settlement cannot be reached or if a proposed settlement is not approved by the court, the Company intends to vigorously defend itself in the matter.
On March 1, 2023 and March 15, 2023, shareholder derivative lawsuits were filed in the United States District Court for the District of Arizona, captioned Carlson v. Rice, et al. (Case No. 2:23-cv-00367-GMS) and Van Dorn v. Wu, et al. (Case No. 2:23-cv-00455-DMF), respectively, which were subsequently consolidated into a single action, captioned Carlson v. Rice (Case No. 2:23-CV-00367-GMS). Plaintiffs voluntarily dismissed the matter on June 22, 2023, and thereafter re-filed complaints in the Court of Chancery of the State of Delaware, captioned Carlson v. Rice, et al. (Case No. 2023-0642) and Van Dorn v. Rice, et al. (Case No. 2023-0643). The cases have been consolidated into a single action, captioned Opendoor Technologies Inc. Stockholder Derivative Litigation (Case No. 2023-0642). The consolidated derivative action has been stayed pending further developments in In re Opendoor Technologies Inc. Securities Litigation.
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
A global mediation of all pending shareholder derivative lawsuits based on the same facts and circumstances as In re Opendoor Technologies Inc. Securities Litigation was held on February 7, 2025. The parties agreed in principle that Opendoor would adopt certain corporate governance reforms as part of a potential global resolution of the shareholder derivative lawsuits and in exchange for a full release of claims. The Company expects that the payment of any court-approved attorneys’ fees and costs would be funded by proceeds from applicable insurance policies. If the settlement is not consummated or approved by the relevant courts, the Company and its officers and directors intend to vigorously defend themselves in the litigation.
20.RESTRUCTURING
During the years ended December 31, 2024, 2023, and 2022 the Company initiated workforce reductions to align its capacity with volume expectations, streamline the organization and focus its investments to support its growth plans. These actions were undertaken to optimize costs while preserving the flexibility needed to support future scaling of the business.
On November 7, 2024, the Company announced a workforce reduction of approximately 300 employees, representing 17% of its workforce at that time as part of a reorganization aimed at prioritizing strategic growth and driving long-term efficiencies (“2024 Restructuring”). The Company is providing post-employment benefits to impacted employees for a total cash cost of approximately $10 million. In addition to the workforce reduction, the Company incurred $3 million of costs related to the early termination of certain leases, and incurred $4 million in expenses associated with other activities related to the Company’s cost reduction efforts. Payments related to the 2024 Restructuring began in December 2024 and are expected to continue into 2025.
In 2023, the Company initiated workforce reductions, impacting approximately 680 employees. The Company provided severance and other termination benefits (“Post-Employment Benefits”) to impacted employees for a total expense of approximately $14 million. Payments related to this workforce reduction were substantially completed as of December 31, 2023.
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
The following table presents the activity of the restructuring liability (in millions). As of December 31, 2024, the remaining $7 million in restructuring costs, presented within the Restructuring costs line in the consolidated statements of operations, is included within Accounts payable and other accrued expenses in the consolidated balance sheets.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)

Balance-December 31, 2021	$—
Additions charged to expense	17
Cash payments	(13)
Balance-December 31, 2022	4
Additions charged to expense	14
Cash payments	(15)
Balance-December 31, 2023	3
Additions charged to expense	17
Cash payments	(13)
Balance-December 31, 2024	$7
21.SUBSEQUENT EVENTS
Subsequent to the balance sheet date but prior to the issuance of these financial statements, the Company entered into amendments to certain of its non-recourse asset-backed debt agreements that, among other updates, extended the final maturity dates of such agreements by approximately 1 to 3 years. As a result of the amendments to these existing non-recourse asset-backed debt agreements, the Company has an aggregate borrowing capacity of $8.0 billion and fully committed borrowing capacity of $2.3 billion.
******

OPENDOOR TECHNOLOGIES INC.

Schedule I
(PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2024	2023
ASSETS
CURRENT ASSETS:
Other current assets	$21	$—
Total current assets	21	—
Intangibles - net	—	1
Investment in subsidiaries	1,093	1,342
TOTAL ASSETS	$1,114	$1,343
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$23	$—
Total current liabilities	23	—
Convertible senior notes	378	376
Total liabilities	401	376
Shareholders’ equity:
Common stock, $0.0001 par value; 3,000,000,000 shares authorized; 719,990,121 and 677,636,163 shares issued, respectively; 719,990,121 and 677,636,163 shares outstanding, respectively	—	—
Additional paid-in capital	4,438	4,301
Accumulated deficit	(3,725)	(3,333)
Accumulated other comprehensive loss	—	(1)
Total shareholders’ equity	713	967
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,114	$1,343

See accompanying note to condensed financial statements.

OPENDOOR TECHNOLOGIES INC.

Schedule I
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS
(In millions)

	Year Ended December 31,
	2024	2023	2022
Operating expenses:
General and administrative	$14	$8	$7
Total operating expenses	14	8	7
Loss from operations	(14)	(8)	(7)
Gain on extinguishment of debt	—	225	—
Interest expense	(3)	(5)	(8)
(Loss) income before income taxes	(17)	212	(15)
Income tax expense	—	—	—
Earnings of subsidiaries	(375)	(487)	(1,338)
Net loss	$(392)	$(275)	$(1,353)

See accompanying note to condensed financial statements.

OPENDOOR TECHNOLOGIES INC.

Schedule I
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(392)	$(275)	$(1,353)
Adjustments to reconcile net loss to cash, cash equivalents used in operating activities:
Earnings of subsidiaries	375	487	1,338
Depreciation and amortization, net of accretion	2	3	7
Gain on early extinguishment of debt	—	(225)	—
Interest payable	—	(1)	—
Other	—	2	(2)
Changes in operating assets and liabilities:
Other assets	(20)	—	—
Accounts payable and other accrued liabilities	22	—	—
Net cash used in operating activities	(13)	(9)	(10)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary	(5)	(4)	(6)
Distribution from subsidiary	11	370	10
Net cash provided by investing activities	6	366	4
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of convertible senior notes	—	(362)	—
Settlement of capped calls related to convertible senior notes	2	—	—
Proceeds from exercise of stock options	—	3	4
Proceeds from issuance of common stock for ESPP	5	2	2
Net cash provided by (used in) financing activities	7	(357)	6
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS - Beginning of year	—	—	—
CASH AND CASH EQUIVALENTS - End of year	$—	$—	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid during the period for interest	$1	$3	$2
See accompanying note to condensed financial statements.

OPENDOOR TECHNOLOGIES INC.

Schedule I
(PARENT COMPANY ONLY)
Notes to Condensed Financial Statements
1.INTRODUCTION AND BASIS OF PRESENTATION
The accompanying condensed financial statements, including the note thereto, should be read in conjunction with the consolidated financial statements and notes thereto of Opendoor Technologies Inc. found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. For purposes of these condensed financial statements, the Company’s wholly-owned subsidiaries are accounted for using the equity method of accounting.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2024.
Management's Annual Report on Internal Control Over Financial Reporting
Management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Our management evaluated the design and operating effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2024, which is included below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Opendoor Technologies Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Opendoor Technologies Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 27, 2025, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
San Francisco, California
February 27, 2025

OPENDOOR TECHNOLOGIES INC.
Item 9B. Other Information.
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
Director Departures
On February 26, 2025, Cipora Herman provided a written notice to the Company of her intent to resign from the Board, and all committees thereof, as applicable, effective as of February 28, 2025. Also on February 26, 2025, John Rice provided a written notice to the Company of his intent to retire from the Board at the end of his current term. Mr. Rice will not stand for re-election at the 2025 annual meeting of stockholders (the “Annual Meeting”), and will continue to serve as a member of the Board, Lead Independent Director, and a member of the Nominating and Corporate Governance Committee of the Board until the Annual Meeting.
Ms. Herman’s resignation and Mr. Rice’s decision not to stand for re-election were not due to any disagreement with the Company, its management, or other members of the Board. The Board has also reduced its size from nine to eight directors, effective February 28, 2025, and further reduced its size from eight to seven directors, effective at the conclusion of the Annual Meeting.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

OPENDOOR TECHNOLOGIES INC.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following information with respect to our board of directors and executive officers is presented as of February 27, 2025:

Name	Age	Position at Opendoor Technologies Inc.	Principal Employment
Carrie Wheeler	53	Chief Executive Officer & Director	Same
Selim Freiha	53	Chief Financial Officer	Same
Sydney Schaub	44	Chief Legal Officer	Same
Adam Bain	51	Director	Co-Managing Partner, 01 Advisors
David Benson	65	Director	Former President of Fannie Mae
Eric Feder	54	Director	President of LENX, LLC
Dana Hamilton	56	Director	Co-founder and President of Ameriton LLC
Cipora Herman	51	Director	Former Chief Financial Officer of LA28
Pueo Keffer	43	Director	Managing Director, Access Technology Ventures
John Rice	58	Lead Independent Director	Chief Executive Officer of Management Leadership for Tomorrow
Glenn Solomon	56	Director	Managing Partner, Notable Capital
Other information required by this item will be included in our definitive proxy statement for our 2025 annual meeting of stockholders to be filed by us with the SEC within 120 days after the end of our fiscal year ended December 31, 2024 (the “Proxy Statement”) and is incorporated herein by reference.
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
Insider Trading Policies and Procedures
Our Board has adopted an Insider Trading and Trading Windows Policy (“Insider Trading Policy”) that governs the purchase, sale, and/or other disposition of the Company’s securities and is applicable to all directors, officers and other employees of the Company, as well as the Company itself. We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as listing standards applicable to us. A copy of our Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.
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
3.Exhibits †
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of September 15, 2020, by and among Social Capital Hedosophia Corp. II, Hestia Merger Sub Inc. and Opendoor Labs Inc.	8-K	001-39253	2.1	09/17/2020
3.1	Certificate of Incorporation of Opendoor Technologies Inc.	8-K	001-39253	3.1	12/18/2020
3.2	Amended and Restated Bylaws of Opendoor Technologies Inc.	8-K	001-39253	3.1	01/24/2023
4.1	Specimen Common Stock Certificate of Opendoor Technologies Inc.	S-4/A	333-249302	4.5	11/06/2020
4.2	Warrant Agreement, dated April 27, 2020, between Social Capital Hedosophia Holdings Corp. II. and Continental Stock Transfer & Trust Company, as warrant agent	8-K	001-39253	4.1	04/30/2020
4.3	Amendment to Warrant Agreement, dated March 22, 2021, between Opendoor Technologies Inc. and American Stock Transfer & Trust Company, LLC, as warrant agent	10-Q	001-39253	4.3	05/12/2021
4.4	Warrant to Purchase Shares of Common Stock of Opendoor Technologies Inc., dated July 28, 2022, to Zillow, Inc.	8-K	001-39253	99.2	08/05/2022
4.5	Indenture, dated as of August 20, 2021, between Opendoor Technologies Inc. and U.S. Bank National Association, as trustee	8-K	001-39253	4.1	08/24/2021
4.6	Description of Securities					*
10.1	Sponsor Support Agreement, dated September 15, 2020, by and among SCH Sponsor II LLC, the Company, each officer and director of the Registrant and Opendoor Labs Inc.	8-K/A	001-39253	10.2	09/17/2020
10.2	Opendoor Holders Support Agreement, dated September 15, 2020, by and among the Company, Opendoor Labs Inc. and certain stockholders of Opendoor Labs Inc.	8-K/A	001-39253	10.3	09/17/2020

OPENDOOR TECHNOLOGIES INC.

Exhibit No.		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.3		Form of Subscription Agreement, by and between Opendoor Labs Inc. and the undersigned subscriber party thereto	8-K/A	001-39253	10.1	09/17/2020
10.4		Amended and Restated Registration Rights Agreement, dated December 18, 2020, by and among the Company, SCH Sponsor II LLC, certain former stockholders of Opendoor Labs Inc., Cipora Herman, David Spillane and ChaChaCha SPAC B, LLC, Hedosophia Group Limited and 010118 Management, L.P.	8-K	001-39253	10.14	12/18/2020
10.5		Convertible Notes Exchange Agreement, dated as of September 14, 2020, by and among Opendoor Labs Inc. and the holders party thereto	S-4	333-249302	10.5	10/05/2020
10.6	#	Form of Indemnification Agreement	8-K	001-39253	10.1	12/18/2020
10.7	#	Opendoor Labs Inc. 2014 Stock Plan	S-4	333-249302	10.18	10/05/2020
10.8	#	Form of Notice of Restricted Stock Unit Grant and RSU Terms and Conditions Under 2014 Stock Plan	S-4	333-249302	10.19	10/05/2020
10.9	#	Form of Notice of Stock Option Grant and Stock Option Agreement under 2014 Stock Plan	S-4/A	333-249302	10.20	11/25/2020
10.10	#	Opendoor Technologies Inc. 2020 Incentive Award Plan	8-K	001-39253	10.3	12/18/2020
10.11	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2020 Incentive Award Plan	8-K	001-39253	99.1	04/02/2021
10.12	#	Form of Option Agreement under the 2020 Incentive Award Plan	10-Q	001-39253	10.1	11/10/2021
10.13	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Canada) under 2020 Incentive Award Plan	10-Q	001-39253	10.1	08/11/2021
10.14	#	Opendoor Technologies Inc. 2020 Employee Stock Purchase Plan	8-K	001-39253	10.4	12/18/2020
10.15	#	Opendoor Technologies Inc. Amended and Restated 2020 Employee Stock Purchase Plan (effective as of February 8, 2023)	10-K	001-39253	10.15	02/23/2023
10.16	#	Form of Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement under 2020 Incentive Award Plan	10-Q	001-39253	10.2	05/02/2024
10.17	#	Offer Letter Agreement, dated as of September 3, 2020, by and between Opendoor Labs Inc. and Carrie Wheeler	S-4/A	333-249302	10.32	11/27/2020
10.18	#	Amendment of Letter Agreement, dated as of December 1, 2022, by and between Opendoor Technologies Inc. and Carrie Wheeler	10-K	001-39253	10.22	02/23/2023
10.19	#	Opendoor Technologies Inc. Non-Employee Director Compensation Policy	10-Q	001-39253	10.1	11/02/2023
10.20	#	Opendoor Technologies Inc. Executive Severance Plan	10-Q	001-39253	10.1	05/02/2024
10.21	#	Change in Control Letter Agreement, dated as of January 31, 2022, by and between Opendoor Technologies Inc. and Carrie Wheeler	10-Q	001-39253	10.3	05/05/2022
10.22		Sales Agreement, dated May 2, 2024, by and among Opendoor Technologies Inc., Barclays Capital Inc. and Virtu Americas LLC	S-3ASR	333-279080	1.2	05/02/2024
10.23	#	Opendoor Technologies Inc. 2022 Inducement Award Plan	S-8	333-266877	99.1	08/15/2022

OPENDOOR TECHNOLOGIES INC.

Exhibit No.		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.24	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement Under 2022 Inducement Award Plan	S-8	333-266877	99.2	08/15/2022
10.25	#	Form of Stock Option Grant Notice and Stock Option Agreement Under 2022 Inducement Award Plan	S-8	333-266877	99.3	08/15/2022
10.26	#	Offer Letter Agreement, dated as of September 30, 2024, by and between Opendoor Labs Inc. and Selim Freiha	10-Q	001-39253	10.1	11/07/2024
10.27	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (India) under 2020 Incentive Award Plan	10-K	001-39253	10.32	02/23/2023
10.28	#	Offer Letter Agreement dated as of July 6, 2016, by and between Opendoor Labs Inc. and Christina Schwartz	10-Q	001-39253	10.1	05/04/2023
10.29	#	Offer Letter Agreement dated as of July 10, 2022, by and between Opendoor Labs Inc. and Sydney Schaub	10-Q	001-39253	10.2	05/04/2023
10.30	#	Offer Letter Agreement dated as of March 10, 2015, by and between Opendoor Labs Inc. and Megan Meyer	10-Q	001-39253	10.1	08/03/2023
10.31	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (India) Under 2022 Inducement Award Plan	10-K	001-39253	10.31	02/15/2024
10.32	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Canada) Under 2022 Inducement Award Plan	10-K	001-39253	10.32	02/15/2024
10.33	#	Transition Agreement, dated as of September 30, 2024, by and between Opendoor Technologies Inc., Opendoor Labs Inc. and Christina Schwartz	10-Q	001-39253	10.2	11/07/2024
10.34	#	Form of Director Offer Letter					*
19.1		Insider Trading and Trading Window Policy					*
21.1		List of subsidiaries of Opendoor Technologies Inc.					*
23.1		Consent of Deloitte & Touche LLP					*
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
97.1		Policy for Recovery of Erroneously Awarded Compensation	10-K	001-39253	97.1	02/15/2024
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH		Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104		Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*

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

OPENDOOR TECHNOLOGIES INC.

Date:	February 27, 2025	By:	/s/ Carrie Wheeler

			Name:	Carrie Wheeler
			Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Carrie Wheeler	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2025
Carrie Wheeler
/s/ Selim Freiha	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2025
Selim Freiha
/s/ Adam Bain	Director	February 27, 2025
Adam Bain
/s/ David Benson	Director	February 27, 2025
David Benson
/s/ Eric Feder	Director	February 27, 2025
Eric Feder
/s/ Dana Hamilton	Director	February 27, 2025
Dana Hamilton
/s/ Cipora Herman	Director	February 27, 2025
Cipora Herman
/s/ Pueo Keffer	Director	February 27, 2025
Pueo Keffer
/s/ John Rice	Director	February 27, 2025
John Rice
/s/ Glenn Solomon	Director	February 27, 2025
Glenn Solomon