Form 10-Q
period 2025-03-31
Opendoor Technologies Inc.
filed 2025-05-06
CIK 1801169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s common stock outstanding as of April 29, 2025 was approximately 728,896,889.

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
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding: current and future health and stability of the real estate housing market and general economy; volatility of mortgage interest rates, changes in resale clearance rates and expectations regarding future behavior of consumers and partners; the health and status of our financial condition and expectations with respect to our debt and equity financing; anticipated future results of operations or financial performance; priorities of the Company to achieve future financial and business goals; impacts to our business from political and regulatory activity, including potential increased tariffs; our ability to continue to effectively navigate the markets in which we operate; anticipated future and ongoing impacts and benefits of acquisitions, partnership channel expansions, product innovations and other business decisions; health of our balance sheet to weather ongoing market transitions and any expectation to quickly re-scale in the future upon market stabilization; our ability to adopt an effective approach to manage economic and industry risk, as well as inventory health; our expectations with respect to the future success of our partnerships and our ability to drive significant growth in sales volumes through such partnerships; our business strategy and plans, including plans to expand into additional markets; market opportunity and expansion and objectives of management for future operations, including statements regarding the benefits and timing of the roll out of new markets, products, or technology; and the expected diversification of funding sources, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “might,” “opportunity,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strategy,” “strive,” “target,” “vision,” “will,” or “would,” any negative of these words or other similar terms or expressions may identify forward-looking statements. The absence of these words does not mean that a statement is not forward-looking.
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
•our ability to manage our capital resources and access sources of capital, including debt financing and securitization funding to finance our real estate inventories and other sources of capital to finance operations and growth;
•our ability to maintain and enhance our products and brand, and to attract customers;
•our ability to manage, develop and refine our digital platform, including our automated pricing and valuation technology;
•our ability to realize expected benefits from our restructuring and cost reduction efforts;

OPENDOOR TECHNOLOGIES INC.
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
•the impact of the regulatory environment and potential regulatory instability within our industry and complexities with compliance related to such environment;
•any future impact of pandemics, epidemics, or other public health crises on our ability to operate, demand for our products or services, or general economic conditions;
•changes in laws or government regulation affecting our business;
•the impact of pending or any future litigation or regulatory actions; and
•the other important factors described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and on Part I. Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”).
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

		March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$559	$671
Restricted cash		134	92
Marketable securities		—	8
Escrow receivable		20	6
Real estate inventory, net		2,362	2,159
Other current assets		77	61
Total current assets		3,152	2,997
PROPERTY AND EQUIPMENT – Net		44	48
RIGHT OF USE ASSETS		17	18
GOODWILL		3	3
OTHER ASSETS		61	60
TOTAL ASSETS	(1)	$3,277	$3,126
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities		$102	$92
Non-recourse asset-backed debt – current portion		946	432
Interest payable		3	3
Lease liabilities – current portion		2	2
Total current liabilities		1,053	529
NON-RECOURSE ASSET-BACKED DEBT – Net of current portion		1,187	1,492
CONVERTIBLE SENIOR NOTES		378	378
LEASE LIABILITIES – Net of current portion		13	13
OTHER LIABILITIES		1	1
Total liabilities	(2)	2,632	2,413
COMMITMENTS AND CONTINGENCIES (See Note 15)
SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 3,000,000,000 shares authorized; 726,835,454 and 719,990,121 shares issued, respectively; 726,835,454 and 719,990,121 shares outstanding, respectively		—	—
Additional paid-in capital		4,455	4,438
Accumulated deficit		(3,810)	(3,725)
Accumulated other comprehensive loss		—	—
Total shareholders’ equity		645	713
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$3,277	$3,126
________________
(1)The Company’s consolidated assets at March 31, 2025 and December 31, 2024 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $124 and $81; Real estate inventory, net, $2,353 and $2,141; Escrow receivable, $20 and $6; Other current assets, $6 and $8; and Total assets of $2,503 and $2,236, respectively.
(2)The Company’s consolidated liabilities at March 31, 2025 and December 31, 2024 include the following liabilities for which the VIE creditors generally do not have recourse to Opendoor: Accounts payable and other accrued liabilities, $27 and $21; Current portion of non-recourse asset-backed debt, $946 and $432; Interest payable, $2 and $3; Non-recourse asset-backed debt, net of current portion, $1,187 and $1,492; and Total liabilities, $2,162 and $1,948, respectively. See “Note 4. Variable Interest Entities” for additional information regarding our VIEs.
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are presented in thousands, and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
REVENUE	$1,153	$1,181
COST OF REVENUE	1,054	1,067
GROSS PROFIT	99	114
OPERATING EXPENSES:
Sales, marketing and operations	98	113
General and administrative	33	47
Technology and development	21	41
Restructuring	3	—
Total operating expenses	155	201
LOSS FROM OPERATIONS	(56)	(87)
INTEREST EXPENSE	(33)	(37)
OTHER INCOME – Net	4	15
LOSS BEFORE INCOME TAXES	(85)	(109)
INCOME TAX EXPENSE	—	—
NET LOSS	$(85)	$(109)
Net loss per share attributable to common shareholders:
Basic	$(0.12)	$(0.16)
Diluted	$(0.12)	$(0.16)
Weighted-average shares outstanding:
Basic	723,542	682,457
Diluted	723,542	682,457

See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
NET LOSS	$(85)	$(109)
OTHER COMPREHENSIVE INCOME:
Unrealized gain on marketable securities	—	1
COMPREHENSIVE LOSS	$(85)	$(108)
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except number of shares)
(Unaudited)

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE–December 31, 2024	719,990,121	$—	$4,438	$(3,725)	$—	$713
Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	5,873,511	—	1	—	—	1
Exercise of stock options	28,483	—	—	—	—	—
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	943,339	—	1	—	—	1
Stock-based compensation	—	—	15	—	—	15
Other comprehensive income	—	—	—	—	—	—
Net loss	—	—	—	(85)	—	(85)
BALANCE–March 31, 2025	726,835,454	$—	$4,455	$(3,810)	$—	$645
BALANCE–

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE–December 31, 2023	677,636,163	$—	$4,301	$(3,333)	$(1)	$967
Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	9,197,946	—	—	—	—	—
Exercise of stock options	109,357	—	—	—	—	—
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	1,617,328	—	2	—	—	2
Stock-based compensation	—	—	38	—	—	38
Other comprehensive income	—	—	—	—	1	1
Net loss	—	—	—	(109)	—	(109)
BALANCE–March 31, 2024	688,560,794	$—	$4,341	$(3,442)	$—	$899

See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(85)	$(109)
Adjustments to reconcile net loss to cash, cash equivalents, and restricted cash used in operating activities:
Depreciation and amortization	10	14
Amortization of right of use asset	1	2
Stock-based compensation	14	33
Inventory valuation adjustment	13	7
Changes in fair value of equity securities	3	2
Other	—	2
Changes in operating assets and liabilities:
Escrow receivable	(14)	(6)
Real estate inventory	(212)	(114)
Other assets	(16)	(13)
Accounts payable and other accrued liabilities	8	6
Lease liabilities	(1)	(2)
Net cash used in operating activities	(279)	(178)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4)	(8)
Proceeds from sales, maturities, redemptions and paydowns of marketable securities	6	30
Net cash provided by investing activities	2	22
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for ESPP	1	2
Proceeds from non-recourse asset-backed debt	576	—
Principal payments on non-recourse asset-backed debt	(362)	(100)
Payment of loan origination fees and debt issuance costs	(8)	—
Net cash provided by (used in) financing activities	207	(98)
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(70)	(254)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – Beginning of period	763	1,540
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	$693	$1,286
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid during the period for interest	$31	$34
DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation expense capitalized for internally developed software	$1	$5
RECONCILIATION TO CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$559	$953
Restricted cash	134	333
Cash, cash equivalents, and restricted cash	$693	$1,286

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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements as of March 31, 2025 and December 31, 2024 and for the three month periods ended March 31, 2025 and 2024 include the accounts of Opendoor, its wholly owned subsidiaries and VIEs where the Company is the primary beneficiary. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements herein.
The accompanying interim condensed consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”) filed on February 27, 2025.

At-The-Market Equity Offering

In May 2024, the Company entered into an at-the-market equity offering sales agreement (the “ATM Agreement”) with Barclays Capital Inc. and Virtu Americas LLC, as sales agents (the “Agents”), pursuant to which the Company may offer and sell, from time to time, through the Agents, shares of the Company’s common stock having an aggregate offering price of up to $200 million. Under the ATM Agreement, the Agents may sell shares by any method deemed to be an “at-the-market offering.” During the three months ended March 31, 2025, there was no activity pursuant to the ATM Agreement.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that have a material impact on the amounts reported in the financial statements and accompanying notes. Significant estimates, assumptions and judgments made by management include, among others, share-based awards and inventory valuation adjustment. Management believes that the estimates and judgments upon which management relies are reasonable based upon information available to management at the time that these estimates and judgments are made. To the extent there are material differences between these estimates, assumptions and judgments and actual results, the carrying values of the Company’s assets and liabilities and the results of operations will be affected. The health of the residential housing market and interest rate environment have introduced additional uncertainty with respect to judgments, estimates and assumptions, which may materially impact the estimates previously listed, among others.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
Significant Risks and Uncertainties
The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, the Company believes that changes in any of the following factors could have a significant negative effect on the Company in terms of its future financial position, results of operations or cash flows: its rates of revenue growth; its ability to manage inventory; engagement and usage of its products; the effectiveness of its investment of resources to pursue strategies; competition in its market; the stability of the residential real estate market; the impact of interest rate changes on demand for and pricing of its products and on the cost of capital; impacts to its business from political and regulatory activity, including potential increased tariffs; changes in technology, products, markets or services by the Company or its competitors; its ability to maintain or establish relationships with listings and data providers; its ability to obtain or maintain licenses and permits to support its current and future businesses; actual or anticipated changes to its products and services; changes in government regulation affecting its business; the outcomes of legal proceedings; natural disasters and catastrophic events, such as pandemics or epidemics; scaling and adaptation of existing technology and network infrastructure; its management of its growth; its ability to attract and retain qualified employees and key personnel; its ability to successfully integrate and realize the benefits of its past or future strategic acquisitions or investments; the protection of customers’ information and other privacy concerns; the protection of its brand and intellectual property; and intellectual property infringement and other claims, among other things.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 1. Description of Business and Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the three-month period ended March 31, 2025, except as noted below.
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

	Three Months Ended March 31,
	2025	2024
Technology and development	$—	$3
Total impairment loss	$—	$3
Recently Issued Accounting Standards
Recently Adopted Accounting Standards
For the three months ended March 31, 2025, the Company did not adopt any material new accounting standards.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
Recently Issued Accounting Standards Not Yet Adopted
In October 2023, the FASB issued ASU 2023-06 which is intended to clarify or improve disclosure and presentation requirements of a variety of topics. It will allow users to more easily compare entities subject to the U.S. Securities and Exchange Commission's (“SEC”) existing disclosures with those entities that were not previously subject to the requirements and align the requirements in the FASB accounting standard codification with the SEC’s regulations. The effective date for each amendment will be the date on which the SEC's removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, or if the SEC has not removed the applicable disclosure requirement by June 30, 2027, the amendment will not be effective for any entity. Early adoption is prohibited. The Company is currently assessing the impact on the Company's disclosures.
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
2.REAL ESTATE INVENTORY
The following table presents the components of inventory, net of applicable inventory valuation adjustments of $27 million and $26 million, as of March 31, 2025 and December 31, 2024, respectively (in millions):

	March 31, 2025	December 31, 2024
Work in progress	$289	$577
Finished goods:
Listed for sale	1,387	1,302
Under contract for sale	686	280
Total real estate inventory	$2,362	$2,159
As of March 31, 2025, the Company was in contract to purchase 1,051 homes for an aggregate purchase price of $364 million.
During the three months ended March 31, 2025 and 2024, the Company recorded valuation adjustments for real estate inventory of $13 million and $7 million, respectively, in Cost of revenue in the condensed consolidated statements of operations.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
3.CASH, CASH EQUIVALENTS, AND INVESTMENTS
The amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents, and marketable securities as of March 31, 2025 and December 31, 2024, were as follows (in millions):

	March 31, 2025
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$61	$—	$—	$61	$61	$—
Money market funds	498	—	—	498	498	—
Total	$559	$—	$—	$559	$559	$—

	December 31, 2024
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$60	$—	$—	$60	$60	$—
Money market funds	611	—	—	611	611	—
Equity securities	8	—	—	8	—	8
Total	$679	$—	$—	$679	$671	$8
The Company had no marketable equity securities as of March 31, 2025. During the three months ended March 31, 2024, the Company recognized $2 million of net unrealized losses in the condensed consolidated statements of operations related to marketable equity securities held as of March 31, 2024.

A summary of non-marketable equity securities and equity method investment balances as of March 31, 2025 and December 31, 2024 were as follows (in millions):

	March 31, 2025	December 31, 2024
Equity method investments	$20	$20
Non-marketable equity securities	39	39
Total	$59	$59
No unrealized losses were recognized during both the three months ended March 31, 2025 and March 31, 2024 in the condensed consolidated statements of operations related to non-marketable equity securities held as of March 31, 2025 and March 31, 2024, respectively.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as of March 31, 2025 and December 31, 2024 (in millions):

	March 31, 2025	December 31, 2024
Assets
Restricted cash	$124	$81
Real estate inventory, net	2,353	2,141
Other(1)	26	14
Total assets	$2,503	$2,236
Liabilities
Non-recourse asset-backed debt	$2,133	$1,924
Other(2)	29	24
Total liabilities	$2,162	$1,948
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
5.CREDIT FACILITIES AND LONG-TERM DEBT
The following tables summarize certain details related to the Company's credit facilities and long-term debt as of March 31, 2025 and December 31, 2024 (in millions, except interest rates):

		Outstanding Amount
March 31, 2025	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$—	$—	—%	June 24, 2026	June 24, 2026
Revolving Facility 2018-3	1,000	258	—	7.29%	September 29, 2026	September 29, 2026
Revolving Facility 2019-1	300	92	—	7.31%	February 18, 2027	February 18, 2027
Revolving Facility 2019-2	300	86	—	7.19%	October 2, 2026	October 1, 2027
Revolving Facility 2019-3	100	16	—	7.27%	April 5, 2027	April 3, 2028
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	400	—	100	4.61%	February 24, 2026	August 24, 2026
Term Debt Facility 2021-S2	400	300	—	3.57%	September 10, 2025	March 10, 2026
Term Debt Facility 2021-S3	1,000	—	750	3.75%	January 31, 2027	July 31, 2027
Term Debt Facility 2022-S1	194	194	—	4.22%	March 1, 2025	September 1, 2025
Total	$4,694	$946	$850
Issuance Costs		—	(7)
Carrying Value		$946	$843

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	3,000	—	200	10.97%	February 25, 2028	February 25, 2029
Term Debt Facility 2022-M1	250	—	150	11.72%	January 31, 2027	November 1, 2027
Total	$3,250	$—	$350
Issuance Costs			(6)
Carrying Value			$344

Total Non-Recourse Asset-backed Debt	$7,944	$946	$1,187

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)

	Outstanding Amount
December 31, 2024	Current	Non-Current	Weighted Average Interest Rate
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$—	$—	—%
Revolving Facility 2018-3	182	—	8.00%
Revolving Facility 2019-1	—	—	—%
Revolving Facility 2019-2	—	—	—%
Revolving Facility 2019-3	—	—	8.13%
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	—	100	3.48%
Term Debt Facility 2021-S2	—	300	3.31%
Term Debt Facility 2021-S3	—	750	3.75%
Term Debt Facility 2022-S1	250	—	4.07%
Total	$432	$1,150
Issuance Costs	—	(7)
Carrying Value	$432	$1,143

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	$—	$200	10.00%
Term Debt Facility 2022-M1	$—	$150	10.00%
Total	$—	$350
Issuance Costs		(1)
Carrying Value		$349

Total Non-Recourse Asset-backed Debt	$432	$1,492
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
As of March 31, 2025, the Company had total borrowing capacity with respect to its non-recourse asset-backed debt of $7.9 billion. Borrowing capacity amounts under non-recourse asset-backed debt as reflected in the table above are in some cases not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. Any amounts repaid for senior term and mezzanine term debt facilities reduce total borrowing capacity as repaid amounts are not available to be reborrowed. As of March 31, 2025, the Company had committed borrowing capacity with respect to the Company’s non-recourse asset-backed debt of $2.3 billion; this committed borrowing capacity is comprised of $492 million for senior revolving credit facilities, $1.3 billion for senior term debt facilities, and $450 million for mezzanine term debt facilities.

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
The senior revolving credit facilities are typically structured with an initial revolving period of up to 24 months, as may be amended and extended from time to time, during which time amounts can be borrowed, repaid and borrowed again. The borrowing capacity is generally available until the end of the applicable revolving period as reflected in the table above. Outstanding amounts drawn under each senior revolving credit facility are required to be repaid on the facility maturity date or earlier if accelerated due to an event of default or other mandatory repayment event. The final maturity dates and revolving period end dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. These facilities may also have extensions subject to lender discretion that are not reflected in the table above.
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
The senior term debt facilities are typically structured with an initial withdrawal period up to 60 months, as may be amended and extended from time to time, during which the outstanding principal amounts are generally not required to be repaid when homes financed through those facilities are sold and instead are intended to remain outstanding until final maturity for each facility. Outstanding amounts drawn under each senior term debt facility are required to be repaid on the facility maturity date or earlier if accelerated due to an event of default or other mandatory repayment event. The final maturity dates and withdrawal period end dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. These facilities may also have extensions subject to lender discretion that are not reflected in the table above.
Borrowings under the senior term debt facilities accrue interest at a fixed rate. The Company’s senior term debt facilities may include upfront issuance costs that are capitalized as part of the facilities' respective carrying values. These facilities are fully prepayable at any time but may be subject to certain customary prepayment penalties.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
The mezzanine term debt facilities have been structured with an initial withdrawal period of up to 42 months, as may be amended and extended from time to time, during which the outstanding principal amounts are generally not required to be repaid when homes financed through those facilities are sold and instead are intended to remain outstanding until final maturity. Outstanding amounts drawn under the mezzanine term debt facilities are required to be repaid on the facility maturity date or earlier if accelerated due to an event of default or other mandatory repayment event. The final maturity date and withdrawal period end date reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. These facilities may also have extensions subject to lender discretion that are not reflected in the table above.
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
The terms of these inventory financing facilities and related financing documents require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). Certain of these financial covenants are calculated by reference to Opendoor Labs Inc. and its consolidated subsidiaries’ assets and liabilities. As a result, under certain circumstances, this may limit the Company’s flexibility to transfer assets from Opendoor subsidiaries to the Parent Company. At March 31, 2025 and December 31, 2024, $275 million and $250 million, respectively, of the Company’s net assets were restricted as they reflect minimum net asset requirements at Opendoor Labs Inc. As of March 31, 2025, the Company was in compliance with all financial covenants and no event of default had occurred.
Convertible Senior Notes
In August 2021, the Company issued 0.25% senior notes due in 2026 (the “2026 Notes”) with an aggregate principal amount of $978 million. The tables below summarize certain details related to the 2026 Notes (in millions, except interest rates):

March 31, 2025	Remaining Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2026 Notes	$381	$(3)	$378

March 31, 2025	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	Semi-Annual Interest Payment Dates	Conversion Rate	Conversion Price
2026 Notes	August 15, 2026	0.25%	0.78%	February 15; August 15	51.9926	$19.23
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
For the three months ended March 31, 2025 and 2024, total interest expense on the Company's convertible senior notes was $1 million and $1 million, respectively.
Capped Calls
In August 2021, in connection with the issuance of the 2026 Notes, the Company purchased capped calls (the “Capped Calls”) from certain financial institutions at a cost of $119 million. The Capped Calls cover, subject to customary adjustments, the number of shares of the Company's common stock underlying the 2026 Notes. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event of a conversion of the 2026 Notes settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2026 Notes its common stock price exceeds the conversion price. The Capped Calls have an initial strike price of $19.23 per share and an initial cap price of $29.59 per share or a cap price premium of 100%. As of March 31, 2025, 25% of the original Capped Calls remained outstanding.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
As of March 31, 2025, the Company did not have any assets or liabilities measured at fair value on a recurring basis. The following table presents the levels of the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of December 31, 2024 (in millions):

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
Fair Value of Financial Instruments
The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis (in millions):

	March 31, 2025
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$559	$559	$559	$—
Restricted cash	134	134	134	—
Liabilities:
Non-recourse asset-backed debt – current portion	$946	$940	$—	$940
Non-recourse asset-backed debt – net of current portion	1,187	1,164	—	1,164
Convertible senior notes	378	341	—	341

	December 31, 2024
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$671	$671	$671	$—
Restricted cash	92	92	92	—
Liabilities:
Non-recourse asset-backed debt – current portion	$432	$431	$—	$431
Non-recourse asset-backed debt – net of current portion	1,492	1,443	—	1,443
Convertible senior notes	378	336	—	336

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
7.PROPERTY AND EQUIPMENT
Property and equipment as of March 31, 2025 and December 31, 2024, consisted of the following (in millions):

	March 31, 2025	December 31, 2024
Internally developed software	$108	$106
Computers	9	9
Security systems	4	4
Office equipment	2	2
Furniture and fixtures	1	1
Software implementation costs	1	1
Total	125	123
Accumulated depreciation and amortization	(81)	(75)
Property and equipment – net	$44	$48
Depreciation and amortization expense of $8 million and $9 million was recorded for the three months ended March 31, 2025 and 2024, respectively.
8.GOODWILL AND INTANGIBLE ASSETS
For the three months ended March 31, 2025 and the year ended December 31, 2024, there were no additions to goodwill. No impairment of goodwill was identified for the three months ended March 31, 2025 and 2024.
The Company does not have any intangible assets subject to amortization remaining as of March 31, 2025 and December 31, 2024. Amortization expense for intangible assets was $2 million for the three months ended March 31, 2024.

9.SHARE-BASED AWARDS
Stock options and RSUs
Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant.
A summary of the stock option activity for the three months ended March 31, 2025, is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance-December 31, 2024	7,233	$2.51	2.4	$2
Exercised	(28)	0.99
Expired	(182)	3.01
Balance-March 31, 2025	7,023	$2.50	2.2	$—
Exercisable-March 31, 2025	7,023	$2.50	2.2	$—

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
A summary of the RSU activity for the three months ended March 31, 2025, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested and outstanding-December 31, 2024	45,247	$2.77
Granted	13,750	1.17
Vested	(5,900)	3.66
Forfeited	(7,356)	3.24
Unvested and outstanding-March 31, 2025	45,741	$2.10

Stock-based compensation expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function as presented in the condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024
General and administrative	$9	$16
Sales, marketing and operations	2	5
Technology and development	3	12
Total stock-based compensation expense	$14	$33
As of March 31, 2025, there was $81 million of unamortized stock-based compensation costs related to unvested RSUs. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.0 years.
10.WARRANTS
Marketing Warrants
On July 28, 2022, the Company entered into a warrant agreement with Zillow, Inc. (“Zillow”) in connection with a partnership arrangement that allows for Zillow to purchase up to 6 million shares of common stock that will vest in tranches (each, a “Tranche”) upon Zillow providing resale marketing services to the Company. As of March 31, 2025, no warrant shares had vested.
11.INCOME TAXES
The Company's tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter.
The Company’s provision for income taxes, which consisted of state taxes in the United States and foreign income taxes in Canada and India was $0.2 million for the three months ended March 31, 2025 with an effective tax rate of (0.24)%. The Company's provision for income taxes was $0.2 million for the three months ended March 31, 2024, with an effective tax rate of (0.19)%. The effective tax rate differs from the U.S. statutory tax rate primarily due to the recording of a full valuation allowance against the net deferred tax assets.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
will not be realized and recorded a full valuation allowance of its federal and state net deferred tax assets as of March 31, 2025 and December 31, 2024.
In December 2021, the Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion Profit Shifting released Model Global Anti-Base Erosion rules (“Model Rules”) under Pillar Two. The Model Rules set forth the “common approach” for a Global Minimum Tax at 15 percent for multinational enterprises with a turnover of more than 750 million Euros. Certain aspects of Pillar Two were effective January 1, 2024 and other aspects were effective January 1, 2025. Various countries have adopted legislation and other countries are in the process of introducing legislation to implement Pillar Two. The Company does not expect Pillar Two to have a significant impact on its consolidated financial statements during fiscal year 2025.
12.NET LOSS PER SHARE
Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. During the periods when there is a net loss, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. No dividends, including preferred dividends, were declared, paid, or accumulated for the three months ended March 31, 2025 or 2024.
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
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders for the three months ended March 31, 2025 and 2024 (in millions, except share amounts which are presented in thousands, and per share amounts):

	Three Months Ended March 31,
	2025	2024
Basic and diluted net loss per share:
Numerator:
Net loss	$(85)	$(109)
Denominator:
Weighted average shares outstanding – basic and diluted	723,542	682,457
Basic and diluted net loss per share	$(0.12)	$(0.16)
For the three months ended March 31, 2025 and 2024, 54,684 thousand and 66,754 thousand shares, respectively were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period.

13.RELATED PARTIES
As of March 31, 2025, the retained interest in Mainstay Labs Inc. (“Mainstay”), a formerly consolidated subsidiary of the Company, that was deconsolidated on July 31, 2024 (the “Deconsolidation”), was $39 million, which is presented in Other assets in the condensed consolidated balance sheets. The investment is recognized as a non-marketable equity security investment under ASC 321, Investment - Equity Securities, and is measured at fair value on a non-recurring basis, with the fair value initially determined as of the transaction date. As of March 31, 2025, there have been no indicators of impairment or other observable price changes. As a result of the Company’s continued investment in Mainstay, transactions between the Company

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
and Mainstay subsequent to the Deconsolidation are considered to be related-party transactions. Prior to the Deconsolidation, transactions between Mainstay and Opendoor were eliminated upon consolidation.
Subsequent to the Deconsolidation the Company has no compensation arrangements with the management of Mainstay who are responsible for directing the activities that most significantly impact the economics of Mainstay (“Mainstay Management”). As of the Deconsolidation, outstanding Opendoor RSUs held by Mainstay employees, other than Mainstay Management, were modified so that the service-based vesting requirement will be satisfied as long as the Mainstay employee continues to provide services to Mainstay (“Post Deconsolidation RSUs”). During the three months ended March 31, 2025, 412,414 shares of common stock were issued to Mainstay employees for the settlement of RSUs, net of shares withheld for participant taxes. As of March 31, 2025, 404,953 RSUs remained unvested and outstanding.
There have been no other material changes to the related party transactions disclosed in our Annual Report on Form 10-K for the year ended December 21, 2024. For a full description of those arrangements, see “Part II – Item 8. Financial Statements and Supplementary Date – Note 17. Related Parties” of our Annual Report on Form 10-K.
14.SEGMENT INFORMATION
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
As the Company is managed as a single operating and reportable segment, the measure of segment profit or loss is consolidated net loss. The CODM utilizes the financial information below in assessing the segment’s performance and allocating resources. The measure of segment assets is reported on the Company’s condensed consolidated balance sheets as total assets.
The table below highlights the Company’s reportable segment’s expenses and net loss for the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024
Revenue	$1,153	$1,181
Less:
Cost of revenue	(1,054)	(1,067)
Direct selling costs(1)	(29)	(34)
Holding costs(2)	(17)	(13)
Advertising and other marketing expense(3)	(24)	(28)
Operations(4)	(16)	(19)
Fixed operating expense(5)	(39)	(58)
Stock-based compensation	(14)	(33)
Interest expense	(33)	(37)
Interest income	5	18
Other(6)	(17)	(19)
Net loss	$(85)	$(109)
________________
(1)Represents selling costs incurred related to homes sold in the relevant period. This primarily includes broker commissions, external title and escrow-related fees and transfer taxes and are included in Sales, marketing and operations.
(2)Represents holding costs incurred both in the period presented and in prior periods on homes sold in the period presented (“Resale Cohort Holding Costs.”) Holding costs include mainly property taxes, insurance, utilities, homeowners

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
association dues, cleaning and maintenance costs. Holding costs are included in Sales, marketing and operations on the Condensed Consolidated Statements of Operations in the period in which they are incurred (“GAAP Holding Costs.”)
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
(6)Other segment (expenses) income are primarily made up of depreciation and amortization, equity securities fair value adjustment, restructuring, and amortization of stock-based compensation capitalized to internally developed software. This also includes the elimination of holding costs incurred in prior periods on homes sold in the periods presented, and includes holding costs incurred in the current period on homes remaining in inventory at period end.
15.COMMITMENTS AND CONTINGENCIES
Lease Commitments
During the three months ended March 31, 2025, the Company did not enter into any material new leases, lease renewals, or lease modifications.
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
On October 7, 2022 and November 22, 2022, purported securities class action lawsuits were filed in the United States District Court for the District of Arizona, captioned Alich v. Opendoor Technologies Inc., et al. (Case No. 2:22-cv-01717-JFM) (“Alich”) and Oakland County Voluntary Employee’s Beneficiary Association, et al. v. Opendoor Technologies Inc., et al. (Case No. 2:22-cv-01987-GMS) (“Oakland County”), respectively. The lawsuits were consolidated into a single action, captioned In re Opendoor Technologies Inc. Securities Litigation (Case No. 2:22-CV-01717-MTL). The consolidated amended complaint names as defendants the Company, Social Capital Hedosophia Holdings Corp. II (“SCH”), certain of the Company’s current and former officers and directors and the underwriters of a securities offering the Company made in February 2021. The complaint alleges that the Company and certain officers violated Section 10(b) of the Exchange Act and SEC Rule 10b-5, and that the Company, SCH, certain officers and directors and the underwriters violated Section 11 of the Securities Act, in each case by making materially false or misleading statements related to the effectiveness of the Company’s pricing algorithm. The plaintiffs also allege that certain defendants violated Section 20(a) of the Exchange Act and Section 15 of the Securities Act, respectively, which provide for control person liability. The complaint asserts claims on behalf of all persons and entities that purchased, or otherwise acquired, Company common stock between December 21, 2020 and November 3, 2022 or pursuant to offering documents issued in connection with our business combination with SCH and the secondary public offering conducted by the Company in February 2021. The plaintiffs seek class certification, an award of unspecified compensatory damages, an award of interest and reasonable costs and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper. The defendants filed motions to dismiss on June 30, 2023, which the court granted on February 27, 2024 without prejudice. On May 14, 2024, the court granted plaintiffs’ motion for reconsideration of certain portions of the court’s order dismissing the complaint. The court’s orders on the motion to dismiss and motion for reconsideration dismissed all Exchange Act claims and Securities Act claims except for a portion of plaintiffs’ claims brought

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
under Section 11 and Section 15 of the Securities Act. Defendants filed answers to the complaint on July 12, 2024. The plaintiffs and the defendant participated in a mediation in February 2025. On March 26, 2025, the Company reached an agreement in principle with the plaintiffs to resolve all claims against all defendants in the consolidated action on a class-wide basis for an amount within the limits of insurance coverage. The Company has recorded a liability reflecting the proposed settlement amount and a corresponding asset reflecting estimated insurance recoveries. If the proposed settlement is not consummated or approved by the Court, the Company intends to vigorously defend itself in the matter.
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
On October 18, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of Arizona, captioned Gera v. Palihapitiya, et al. (Case No. 2:23-cv-02164-SMB). The complaint is based on facts and circumstances related to In re Opendoor Technologies Inc. Securities Litigation, and names as defendants certain current and former officers and directors of the Company and SCH Sponsor II LLC. The complaint alleges that the defendants violated Section 14(a) of the Exchange Act, and SEC Rule 14a-9 promulgated thereunder. The plaintiff seeks to maintain the derivative action on behalf of the Company, an award of unspecified compensatory damages, an order directing the Company to reform certain corporate governance and internal procedures, restitution, an award of cost and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper. The defendants filed motions to dismiss on February 8, 2024, which were granted without prejudice on August 14, 2024, and the plaintiff filed an amended complaint on September 12, 2024. On October 28, 2024, the defendants filed motions to dismiss the complaint, which are pending before the court. This derivative action has been stayed pending further developments with respect to the settlement of the case.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
16.RESTRUCTURING
Restructuring costs for ongoing employee benefit arrangements, inclusive of statutory requirements, are recognized in accordance with ASC 712, Compensation - Non-retirement Post-employment Benefits when it becomes probable that an obligation has been incurred and the amount can be reasonably estimated. If applicable, the Company recognizes restructuring costs over the terminated employees’ remaining service period. The liabilities for restructuring costs are recognized in Accounts payable and other accrued liabilities on the condensed consolidated balance sheets.

In 2024, the Company announced a workforce reduction of approximately 300 employees as part of a reorganization aimed at prioritizing strategic growth and driving long-term efficiencies (the “2024 Restructuring”). The Company provided severance and other termination benefits to impacted employees.

During the three months ended March 31, 2025, the Company initiated additional actions under the 2024 Restructuring, including a secondary workforce reduction of approximately 65 employees, representing 5% of its workforce at that time and incurred approximately $3 million in post-employment benefits and other cost reduction efforts. Payments are expected to be substantially completed by the second quarter of 2025.
The following table presents the activity of the restructuring liability as of March 31, 2025 (in millions):

March 31, 2025
Balance-December 31, 2024	$7
Additions charged to expense	3
Cash payments	(6)
Balance- March 31, 2025	$4
17.SUBSEQUENT EVENTS
In April 2025, the Company entered into an agreement with Mainstay to create Mainstay National Title LLC, which will provide title and escrow services to institutional customers. The Company has a 25% interest in Mainstay National Title LLC and will provide certain services to Mainstay National Title LLC. The Company is currently assessing the accounting implications of this transaction.

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
This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Forward-Looking Statements,” “Risk Factors,” or in other parts of this Quarterly Report on Form 10-Q, and in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”).
Overview
Opendoor’s mission is to power life’s progress, one move at a time. Residential real estate is a trillion-dollar industry underpinned by a process that is complicated, time-consuming, stressful, and offline. We believe all consumers deserve to buy, sell, and move between homes with simplicity and confidence, and we have dedicated over a decade to delivering on this vision. We have built unique pricing and operations capabilities to become one of the largest buyers and sellers of homes in the United States. Since our founding, we have helped customers to buy or sell homes in over 281,000 transactions and expanded our footprint to 50 markets across the country.
Financial Highlights and Operating Metrics

	Three Months Ended March 31,
(in millions, except percentages, homes purchased, homes sold, number of markets, and homes in inventory)	2025	2024	Change
Revenue	$1,153	$1,181	$(28)
Gross profit	$99	$114	$(15)
Gross margin	8.6%	9.7%
Net loss	$(85)	$(109)	$24
Number of markets (at period end)	50	50	—
Homes sold	2,946	3,078	(132)
Homes purchased	3,609	3,458	151
Homes in inventory (at period end)	7,080	5,706	1,374
Inventory (at period end)	$2,362	$1,881	$481
Percentage of homes “on the market” for greater than 120 days (at period end)	27%	15%
Non-GAAP Financial Highlights (1)
Contribution Profit	$54	$57	$(3)
Contribution Margin	4.7%	4.8%
Adjusted EBITDA	$(30)	$(50)	$20
Adjusted EBITDA Margin	(2.6)%	(4.2)%
Adjusted Net Loss	$(63)	$(80)	$17
________________
(1)See “—Non-GAAP Financial Measures” for further details and a reconciliation of such non-GAAP measures to their nearest comparable GAAP measures.
Current Housing Environment
In the first quarter of 2025, the housing market remained under pressure from persistent macroeconomic headwinds. Market activity continued to be subdued, with seasonally adjusted annualized existing home sales tracking in the low four-

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
million unit range – well below the decade-long average of over five million. While new listings increased just over 5% year-over-year, affordability challenges and the ongoing lock-in effect, where homeowners with low fixed-rate mortgages are reluctant to sell, continued to constrain buyer demand, resulting in slowing clearance rates, which were down approximately 25% versus prior year.
Following the announcement in April 2025 by the United States Presidential Administration of new and proposed tariffs on foreign countries, we have seen a deterioration in macroeconomic indicators of the housing market. In response to this evolving environment, we remain committed to a flexible and data-driven approach to managing our business, dynamically adjusting our pricing strategies to balance growth, margin, and risk. In particular, we have increased our spread levels in response to this uncertainty. We continue to closely monitor macroeconomic developments and remain agile in our decision-making, enabling us to respond effectively to shifts in interest rates and broader market conditions.
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
We are steadily growing our reach via our partnership channels with homebuilders, agents, and online real estate platforms. We have relationships with two of the largest online real estate platforms, Zillow and Redfin, which together reach millions of unique monthly visitors and allow home sellers to request an offer directly from Opendoor. In addition to driving incremental acquisitions, we expect these partnerships can build our brand awareness and serve as additional avenues for sellers to learn about the benefits of our flagship cash offer.
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
Market Footprint
We continuously evaluate opportunities to expand our market footprint. The following table represents the number of markets we operated in as of the periods presented:

	March 31,	Year Ended December 31,
(in whole numbers)	2025	2024	2023	2022
Number of markets (at period end)	50	50	50	53
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
•Incremental attach of services, which supplement the core transaction margin profile; and
•Expansion of our List with Opendoor and Opendoor Marketplace product offerings, which we expect will reduce our inventory exposure and capital intensity, and eliminate the holding and selling costs associated with taking ownership of the home.
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
Real estate inventory is reviewed for valuation adjustments on a quarterly basis. If the carrying amount for a given home is not expected to be recovered, an inventory valuation adjustment is recorded to cost of revenue and the home’s carrying value is adjusted to its net realizable value. Inventory valuation adjustments are not offset by any expected gains and are not reversed or adjusted should the expected net realizable value subsequently increase. We recorded inventory valuation adjustments of $13 million and $7 million during the three months ended March 31, 2025 and March 31, 2024, respectively. See “Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Real Estate Inventory” in our Annual Report on Form 10-K for the year ended December 31, 2024.
As one key measure of inventory management performance, we evaluate our portfolio metrics relative to the broader market (as observed on the multiple listing services (“MLS”)). One such metric is our percentage of homes “on the market” for greater than 120 days as measured from initial listing date. As of March 31, 2025, such homes represented 27% of our portfolio, compared to 21% for the broader market when filtered for the types of homes we are able to underwrite and acquire based on characteristics such as market, price range, home type, home location, year built and lot size (which we refer to as our “buybox”). This metric fluctuates based on seasonal factors, market dynamics, and our resale strategies.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table presents a reconciliation of our Adjusted Gross Profit and Contribution Profit to our gross profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
(in millions, except percentages)	2025	2024
Revenue (GAAP)	$1,153	$1,181
Gross profit (GAAP)	$99	$114
Gross Margin	8.6%	9.7%
Adjustments:
Inventory valuation adjustment – Current Period(1)(2)	13	7
Inventory valuation adjustment – Prior Periods(1)(3)	(12)	(17)
Adjusted Gross Profit	$100	$104
Adjusted Gross Margin	8.7%	8.8%
Adjustments:
Direct selling costs(4)	(29)	(34)
Holding costs on sales – Current Period(5)(6)	(5)	(5)
Holding costs on sales – Prior Periods(5)(7)	(12)	(8)
Contribution Profit	$54	$57
Contribution Margin	4.7%	4.8%
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
(4)Represents selling costs incurred related to homes sold in the relevant period. This primarily includes broker commissions, external title and escrow-related fees and transfer taxes. Selling costs are included in Sales, marketing and operations on the Condensed Consolidated Statements of Operations.
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
Adjusted Net Loss
We calculate Adjusted Net Loss as GAAP net loss adjusted to exclude non-cash expenses of stock-based compensation, equity securities fair value adjustment, intangibles amortization expense, and the amortization of stock-based compensation capitalized to internally developed software (“IDSW”). It excludes expenses that are not directly related to our revenue-generating operations such as restructuring. Adjusted Net Loss also aligns the timing of inventory valuation adjustments recorded under GAAP to the period in which the related revenue is recorded in order to improve the comparability of this measure to our non-GAAP financial measures of unit economics, as described above. Our calculation of Adjusted Net Loss does not currently include the tax effects of the non-GAAP adjustments because our taxes and such tax effects have not been material to date.
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
The following table presents a reconciliation of our Adjusted Net Loss and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
(in millions, except percentages)	2025	2024
Revenue (GAAP)	$1,153	$1,181
Net loss (GAAP)	$(85)	$(109)
Adjustments:
Stock-based compensation	14	33
Equity securities fair value adjustment(1)	3	2
Intangibles amortization expense(2)	—	2
Amortization of stock-based compensation capitalized to IDSW(3)	3	—
Inventory valuation adjustment – Current Period(4)(5)	13	7
Inventory valuation adjustment – Prior Periods(4)(6)	(12)	(17)
Restructuring(7)	3	—
Other(8)	(2)	2
Adjusted Net Loss	$(63)	$(80)
Adjustments:
Depreciation and amortization, excluding amortization of intangibles	5	11
Property financing(9)	29	32
Other interest expense(10)	4	5
Interest income(11)	(5)	(18)
Adjusted EBITDA	$(30)	$(50)
Adjusted EBITDA Margin	(2.6)%	(4.2)%
________________
(1)Represents the gains and losses on certain financial instruments, which are marked to fair value at the end of each period.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
(2)Represents amortization of acquisition-related intangible assets. The acquired intangible assets had useful lives ranging from 1 to 5 years and amortization was incurred until the intangible assets were fully amortized in 2024.
(3)Beginning in the quarter ended March 31, 2025, the Company revised the presentation of the amortization of stock-based compensation capitalized to IDSW to more appropriately present the full impact of all stock-based compensation expenses. This expense was previously included in “Depreciation and amortization, excluding amortization of intangibles.” Had this presentation been applied for the three months ended March 31, 2024, Adjusted Net Loss would have improved by $4 million, with no impact to Adjusted EBITDA.
(4)Inventory valuation adjustment includes adjustments to record real estate inventory at the lower of its carrying amount or its net realizable value.
(5)Inventory valuation adjustment — Current Period is the inventory valuation adjustments recorded during the period presented associated with homes that remain in inventory at period end.
(6)Inventory valuation adjustment — Prior Periods is the inventory valuation adjustments recorded in prior periods associated with homes that sold in the period presented.”
(7)Restructuring costs consist primarily of severance and employee termination benefits and bonuses incurred in connection with the elimination of employees’ roles and consulting fees incurred during the restructuring process.
(8)Includes primarily related party services income, sublease income, and gain/loss on disposal of fixed assets.
(9)Includes interest expense on our non-recourse asset-backed debt facilities.
(10)Includes amortization of debt issuance costs and loan origination fees, commitment fees, unused fees, other interest related costs on our asset-backed debt facilities, and interest expense related to the 2026 Notes outstanding.
(11)Consists mainly of interest earned on cash, cash equivalents, restricted cash and marketable securities.
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
Restructuring Expense
Restructuring expense consists primarily of severance and other termination benefits for employees whose roles have been eliminated and consulting fees incurred during the restructuring process. See “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 16. Restructuring” for additional information regarding restructuring expenses.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)

Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Three Months Ended March 31,		Change in
(in thousands, except percentages)	2025	2024	$	%
Revenue	$1,153	$1,181	$(28)	(2)%
Cost of revenue	1,054	1,067	(13)	(1)%
Gross profit	99	114	(15)	(13)%
Operating expenses:
Sales, marketing and operations	98	113	(15)	(13)%
General and administrative	33	47	(14)	(30)%
Technology and development	21	41	(20)	(49)%
Restructuring	3	—	3	N/M
Total operating expenses	155	201	(46)	(23)%
Loss from operations	(56)	(87)	31	(36)%
Interest expense	(33)	(37)	4	(11)%
Other income-net	4	15	(11)	(73)%
Loss before income taxes	(85)	(109)	24	(22)%
Income tax expense	—	—	—	N/M
Net loss	$(85)	$(109)	$24	(22)%
N/M - Not meaningful.

Revenue
Revenue decreased by $28 million, or 2%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease in revenue was primarily attributable to lower sales volumes in the first quarter of 2025. We sold 2,946 homes during the three months ended March 31, 2025, compared to 3,078 homes during the three months ended March 31, 2024, representing a decrease of 4%. Revenue per home sold increased 2% between the same periods.
Cost of Revenue and Gross Profit
Cost of revenue decreased by $13 million, or 1%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease in cost of revenue was primarily attributable to lower sales volumes.
Gross profit decreased from $114 million to $99 million and gross margin decreased from 9.7% to 8.6% for the three months ended March 31, 2024 and March 31, 2025, respectively. For the same periods, Adjusted Gross Margin decreased from 8.8% to 8.7% and Contribution Margin decreased from 4.8% to 4.7%. The decrease in gross margin is attributable to an increase in net inventory valuation adjustments, which were $1 million and $(10) million for the three months ended March 31, 2025 and March 31, 2024, respectively. As a reminder, Adjusted Gross Margin and Contribution Margin include inventory valuation adjustments recorded in prior periods on homes sold in the current period and exclude inventory valuation adjustments on homes remaining in inventory at the end of the period, which can create significant differences between these metrics and Gross margin. Adjusted Gross Margin and Contribution Margin are non-GAAP financial measures. See “— Non-GAAP Financial Measures” for further details and a reconciliation of such non-GAAP measures to their nearest comparable GAAP measures.
Operating Expenses
Sales, Marketing and Operations. Sales, marketing and operations decreased by $15 million, or 13%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily attributable to a decrease in headcount expenses, including salaries, benefits, and stock-based compensation expenses, of $10 million, which was attributable to workforce reductions and the transition of certain roles to lower-cost geographies and a $3 million decrease

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
in advertising expense, which decreased from $27 million for the three months ended March 31, 2024 to $24 million for the three months ended March 31, 2025.
General and Administrative. General and administrative decreased by $14 million, or 30%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was mainly attributable to a decrease in headcount expenses, including salaries, benefits, and stock-based compensation expenses, of $11 million, which was attributable to workforce reductions and the transition of certain roles to lower cost geographies, a $1 million decrease in rent expense due to terminations of certain leases and sub-leases, and a $1 million decrease in depreciation expense as we slowed our pace of fixed assets additions and existing assets became fully depreciated.
Technology and Development. Technology and development decreased by $20 million, or 49%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily attributable to a $24 million decrease in headcount expenses, including salaries, benefits, and stock-based compensation expenses due to workforce reductions and the transition of certain roles to lower cost geographies. These cost reductions were partially offset by a $6 million decrease in capitalization and amortization of IDSW expenses.
Restructuring. Restructuring increased by $3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. Restructuring expense for the three months ended March 31, 2025 was attributable to the Company’s workforce reductions and related consulting fees incurred during the period.
Interest Expense
Interest expense decreased by $4 million, or 11%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily attributable to a decrease in average balances in our non-recourse asset-backed debt.
Other Income — Net
Other income — net decreased by $11 million, or 73%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily attributable to a $12 million decrease in interest income due to a reduction in average cash, cash equivalents and restricted cash balances.
Income Tax Expense
Income tax expense changed by a nominal amount for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities. As of March 31, 2025, we had cash and cash equivalents of $559 million and restricted cash of $134 million. The decrease in our cash, cash equivalents and marketable securities balance of $120 million as compared to December 31, 2024 resulted primarily from operating losses and an increase in real estate inventory. The increase in our restricted cash balance of $42 million as compared to December 31, 2024 was primarily a result of $214 million net proceeds from non-recourse asset-backed debt partially offset by an increase in real estate inventory.
As of March 31, 2025, the Company had total outstanding balances on our asset-backed debt of $2.1 billion and aggregate principal outstanding from convertible senior notes of $381 million. In addition, we had undrawn borrowing capacity of $5.8 billion under our non-recourse asset-backed debt facilities (as described further below), of which $156 million was committed.
As market conditions warrant, we may, from time to time, repurchase outstanding debt securities in the open market, in privately negotiated transactions, by tender offer, by exchange transaction or otherwise. Such repurchases, if any, will be upon

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity and other factors and may be commenced or suspended at any time. The amounts involved and total consideration paid may be material.
In May 2024, the Company entered into an at-the-market equity offering sales agreement (the “ATM Agreement”) with Barclays Capital Inc. and Virtu Americas LLC, as sales agents (the “Agents”), pursuant to which the Company may offer and sell, from time to time, through the Agents, shares of the Company’s common stock having an aggregate offering price of up to $200 million. Under the ATM Agreement, the Agents may sell shares by any method deemed to be an “at-the-market offering.” During the three months ended March 31, 2025, there was no activity pursuant to the ATM Agreement.
We have incurred losses from inception through March 31, 2025, with the exception of net income during the three months ended March 31, 2022 and three months ended June 30, 2023, and we expect to incur additional losses in the future. Our ability to service our debt and fund working capital, business operations and capital expenditures will depend on our ability to generate cash from operating activities, which is subject to our future operating success, and ability to obtain inventory acquisition financing on reasonable terms, which is subject to factors beyond our control, including potential economic recession, rising interest rates, inflation and general economic, political and financial market conditions.
Our working capital requirements may increase should our inventory balance increase. We believe our cash and cash equivalents, together with cash we expect to generate from future operations and borrowings, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Quarterly Report on Form 10-Q.
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
Our asset-backed facilities are each collateralized by a specified pool of assets, consisting of real estate inventory, restricted cash and equity interests in certain consolidated subsidiaries of Opendoor that directly or indirectly own our real estate inventory. The terms of our inventory financing facilities require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). As of March 31, 2025, the Company was in compliance with all financial covenants.
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
We would be required to keep amounts in restricted cash accounts to collateralize our asset-backed term debt facilities if the property borrowing base is insufficient to satisfy the borrowing base requirements or if the value of the assets of a certain Opendoor subsidiary declines below certain levels. If these events occur, we may utilize other available credit facilities for our

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
cash needs, potentially at higher interest rates. The amounts required to be kept in restricted cash accounts may fluctuate due to seasonality, timing of property acquisitions and resales, and the outstanding loan balances under our asset-backed term debt facilities.
The following table summarizes certain details related to our non-recourse asset-backed debt and other secured borrowings as of March 31, 2025 (in millions, except interest rates):

		Outstanding Amount
March 31, 2025	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$—	$—	—%	June 24, 2026	June 24, 2026
Revolving Facility 2018-3	1,000	258	—	7.29%	September 29, 2026	September 29, 2026
Revolving Facility 2019-1	300	92	—	7.31%	February 18, 2027	February 18, 2027
Revolving Facility 2019-2	300	86	—	7.19%	October 2, 2026	October 1, 2027
Revolving Facility 2019-3	100	16	—	7.27%	April 5, 2027	April 3, 2028
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	400	—	100	4.61%	February 24, 2026	August 24, 2026
Term Debt Facility 2021-S2	400	300	—	3.57%	September 10, 2025	March 10, 2026
Term Debt Facility 2021-S3	1,000	—	750	3.75%	January 31, 2027	July 31, 2027
Term Debt Facility 2022-S1	194	194	—	4.22%	March 1, 2025	September 1, 2025
Total	$4,694	$946	$850
Issuance Costs		—	(7)
Carrying Value		$946	$843

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	3,000	—	200	10.97%	February 25, 2028	February 25, 2029
Term Debt Facility 2022-M1	250	—	150	11.72%	January 31, 2027	November 1, 2027
Total	$3,250	$—	$350
Issuance Costs			(6)
Carrying Value			$344

Total Non-Recourse Asset-backed Debt	$7,944	$946	$1,187
Asset-backed Senior Revolving Credit Facilities
We classify the senior revolving credit facilities as current liabilities on our condensed consolidated balance sheets. In some cases, the borrowing capacity amounts under the asset-backed senior revolving credit facilities as reflected in the table are not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. As of March 31, 2025, we had committed borrowing capacity with respect to asset-backed senior revolving credit facilities of $492 million.
The revolving period end dates and final maturity dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. Certain of our asset-backed senior revolving credit facilities may also have additional extension options that are subject to lender approval that are not reflected in the table above.
Asset-backed Senior Term Debt Facilities
We classify our senior term debt facilities as current or non-current liabilities in our condensed consolidated balance sheets based on the applicable final maturity date. The carrying value of the non-current liabilities is reduced by issuance costs

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
of $7 million. In some cases, the borrowing capacity amounts under the asset-backed senior term debt facilities as reflected in the table are not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. As of March 31, 2025, we had committed borrowing capacity with respect to asset-backed senior term debt facilities of $1.3 billion.
The withdrawal period end dates and final maturity dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. Certain of our asset-backed senior term debt facilities may also have additional extension options that are subject to lender approval that are not reflected in the table above.
Asset-backed Mezzanine Term Debt Facilities
In addition to the asset-backed senior revolving credit facilities and asset-backed senior term debt facilities, we have issued asset-backed mezzanine term debt facilities which are subordinated to the related senior facilities. The borrowing capacity amounts under the asset-backed mezzanine term debt facilities as reflected in the table are not fully committed and any borrowing above the committed amounts are subject to the applicable lender’s discretion. As of March 31, 2025, we had committed borrowing capacity with respect to asset-backed mezzanine term debt facilities of $450 million.
Convertible Senior Notes
In August 2021, we issued the 2026 Notes with an aggregate principal amount of $978 million. The table below summarizes certain details related to our 2026 Notes (in millions), as of March 31, 2025, which includes certain repurchases:

March 31, 2025	Remaining Aggregate Principal Amount	Unamortized Debt Issuance Costs	Net Carrying Amount
2026 Notes	$381	$(3)	$378
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as well as the assets, liabilities and equity related to Opendoor Technologies Inc. (Parent Company Only) (“Parent Company”) and subsidiaries that are not VIEs, as of March 31, 2025 (in millions):

		VIE	Non-VIE	Total
CURRENT ASSETS:
Cash and cash equivalents		$—	$559	$559
Restricted cash		124	10	134
Escrow receivable		20	—	20
Real estate inventory		2,379	10	2,389
Inventory valuation adjustment		(26)	(1)	(27)
Real estate inventory, net		2,353	9	2,362
Other current assets		6	71	77
Total current assets		2,503	649	3,152
OTHER ASSETS	(1)	—	125	125
TOTAL ASSETS		$2,503	$774	$3,277

CURRENT LIABILITIES:
Current asset-backed senior revolving credit		$452	$—	$452
Current asset-backed senior term debt		494	—	494
Other current liabilities	(2)	29	78	107
Total current liabilities		975	78	1,053
Non-current asset-backed mezzanine term debt		344	—	344
Non-current asset-backed senior term debt		843	—	843
CONVERTIBLE SENIOR NOTES		—	378	378
LEASE LIABILITIES – Net of current portion		—	13	13
OTHER LIABILITIES		—	1	1
TOTAL LIABILITIES		$2,162	$470	$2,632

SHAREHOLDERS’ EQUITY:		$341	$304	$645
________________
(1)The Company’s consolidated Other Assets include the following assets as shown in the Condensed Consolidated Balance Sheets: Property and Equipment - Net, $44 million; Right of Use Assets, $17 million; Goodwill, $3 million; and Other Assets, $61 million.
(2)The Company’s consolidated Other Current Liabilities include the following liabilities as shown in the Condensed Consolidated Balance Sheets: Accounts Payable and Other Accrued Liabilities, $102 million; Interest Payable, $3 million; and Lease Liabilities – Current, $2 million.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in millions)	2025	2024
Net cash used in operating activities	$(279)	$(178)
Net cash provided by investing activities	$2	$22
Net cash provided by (used in) financing activities	$207	$(98)
Net decrease in cash, cash equivalents, and restricted cash	$(70)	$(254)
Net Cash Used in Operating Activities
Net cash used in operating activities was $(279) million and $(178) million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, cash used in operating activities was primarily driven by the $212 million increase in real estate inventory and our net loss, net of non-cash items, of $44 million. For the three months ended March 31, 2024, cash used in operating activities was primarily driven by a $114 million increase in real estate inventory and our net loss, net of non-cash items, of $49 million.
Net Cash Provided by Investing Activities
Net cash provided by investing activities was $2 million and $22 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, cash provided by investing activities primarily consisted of a decrease in marketable securities of $6 million, partially offset by a $4 million increase in property and equipment principally related to IDSW capitalization. For the three months ended March 31, 2024, cash provided by investing activities primarily consisted of a decrease in marketable securities of $30 million, partially offset by an $8 million increase in property and equipment principally related to IDSW capitalization.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by (used in) financing activities was $207 million and $(98) million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, cash provided by financing activities was primarily attributable to $214 million net proceeds from non-recourse asset-backed debt. For the three months ended March 31, 2024, cash used in financing activities was primarily attributable to $100 million of principal payments on non-recourse asset-backed debt.
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, except for the

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
categories of contractual obligations included in the table below, which have been updated to reflect our contractual obligations as of March 31, 2025:

	Payment Due by Year
(in millions)	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Senior revolving credit facilities(1)	$460	$460	$—	$—	$—
Senior and mezzanine term debt facilities(2)	1,929	586	1,120	223	—
Convertible senior notes(3)	383	1	382	—	—
Operating lease(4)	21	3	8	7	3
Purchase commitments(5)	364	364	—	—	—
Total	$3,157	$1,414	$1,510	$230	$3
______________
(1)Represents the principal amounts outstanding as of March 31, 2025. Includes estimated interest payments, calculated using the variable rate in existence at period end over an assumed holding period of 90 days. Borrowings under the senior revolving credit facilities are payable as the related inventory is sold. The payment is expected to be within one year of March 31, 2025.
(2)Represents the principal amounts outstanding as of March 31, 2025 and estimated interest payments assuming the principal balances remain outstanding until maturity. The final maturity dates of the senior and mezzanine term debt facilities vary, as discussed above.
(3)Represents the principal amounts outstanding as of March 31, 2025 and interest payments assuming the principal balances remain outstanding until maturity.
(4)Represents future payments for long-term operating leases that have commenced, or have been executed but not yet commenced, as of March 31, 2025.
(5)As of March 31, 2025, we were under contract to purchase 1,051 homes for an aggregate purchase price of $364 million.
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
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the condensed consolidated financial statements. Based on this definition, critical accounting policies and estimates are discussed in “Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to these critical accounting estimates during the first three months of 2025. In addition, we have other key accounting policies and estimates that are described in “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 1. Description of Business and Accounting Policies” in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
We are subject to market risk by way of changes in interest rates on borrowings under our inventory financing facilities. As of March 31, 2025, we had total outstanding balances on our asset-backed debt of $2.1 billion, 79% of which was based on a fixed rate with an average duration of 2.0 years and the remaining 21% of which was based on a floating rate. Total property financing interest expense for the three months ended March 31, 2025 was $29 million, of which $23 million was fixed and $6 million was floating. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. Many of our floating rate debt facilities also have benchmark rate floors. See “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 5. Credit Facilities and Long-Term Debt” for additional information regarding our inventory financing facilities and fixed and floating interest rates. Assuming no change in the outstanding borrowings on our credit facilities, we estimate that a one percentage point increase in applicable benchmark rates would increase our annual interest expense by approximately $5 million as of March 31, 2025.
Inflation Risk
We believe the inflation experienced in recent years has impacted the cost of goods and services that we consume, such as labor and materials costs for home repairs. Moreover, the current U.S. presidential administration has implemented tariffs on imports from a number of countries, and has proposed or announced tariffs on goods from numerous additional countries and other trade policies intended to restrict imports, which may further increase the cost and the scarcity of materials used for home repairs. We endeavor to offset these impacts in our business by appropriately considering them in our pricing and operational models. However, if our costs were to become subject to significant incremental inflationary pressure, we may not be able to fully offset such higher costs by adjusting our operational model or our pricing methodology. Our inability to do so could harm our business, results of operations and financial condition.
In response to ongoing inflationary pressures in the U.S., the Federal Reserve implemented a number of increases to the federal funds rate since 2022, which, despite the Federal Reserve’s total of 100 basis point rate reductions in 2024, remains elevated compared to historical levels. See “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Housing Environment” for a further discussion of the impact of the elevated federal funds rate on mortgage interest rates and on our business.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2025.

OPENDOOR TECHNOLOGIES INC.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In the course of conducting our business operations, we are exposed to a variety of risks. You should carefully consider the risks described below, the risks described in “Part I – Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and related notes and “Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations,” before deciding whether to invest in our common stock. Any of the risk factors we described in “Part I – Item 1A. Risk Factors,” in our Annual Report or in subsequent periodic reports, have affected or could materially and adversely affect our business, financial condition, results of operations, and prospects. The market price of shares of our common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Certain statements in “Risk Factors” are forward-looking statements. See “Forward-Looking Statements.”
There have been no material changes to our risk factors since the Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

OPENDOOR TECHNOLOGIES INC.

Item 6. Exhibits.
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1		Agreement and Plan of Merger, dated as of September 15, 2020, by and among Social Capital Hedosophia Corp. II, Hestia Merger Sub Inc. and Opendoor Labs Inc.	8-K	001-39253	2.1	09/17/2020
3.1		Certificate of Incorporation of Opendoor Technologies Inc.	8-K	001-39253	3.1	12/18/2020
3.2		Amended and Restated Bylaws of Opendoor Technologies Inc.	8-K	001-39253	3.1	01/24/2023
4.1		Specimen Common Stock Certificate of Opendoor Technologies Inc.	S-4/A	333-249302	4.5	11/06/2020
4.2		Warrant Agreement, dated July 28, 2022, between Opendoor Technologies Inc. and Zillow, Inc.	8-K	001-39253	99.2	08/05/2022
10.1	#	Opendoor Technologies Inc. Non-Employee Director Compensation Policy					*
10.2	#	Form of Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement under 2020 Incentive Plan (2025)					*
10.3	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2020 Incentive Award Plan (Global Addendum)					*
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH		Inline XBRL Taxonomy Extension Schema Document					*
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104		Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*
________________
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

OPENDOOR TECHNOLOGIES INC.
SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENDOOR TECHNOLOGIES INC.

Date:	May 06, 2025	By:	/s/ Carrie Wheeler

			Name:	Carrie Wheeler
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 06, 2025	By:	/s/ Selim Freiha

			Name:	Selim Freiha
			Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)