Form 10-Q
period 2025-06-30
Opendoor Technologies Inc.
filed 2025-08-05
CIK 1801169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________.
Commission file number 001-39253
Opendoor Technologies Inc.
(Exact name of registrant as specified in its charter)

Delaware			30-1318214
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

410 N. Scottsdale Road,		Suite 1000
Tempe,	AZ		85288
(Address of Principal Executive Offices)			(Zip Code)
(480) 618-6760
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	OPEN	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s common stock outstanding as of July 29, 2025 was approximately 735,954,186.

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
•our ability to maintain our listing on the Nasdaq Global Select Market;
•changes in laws or government regulation affecting our business;
•the impact of pending or any future litigation or regulatory actions;
•the price of our common stock has been and may in the future be volatile; and
•the other important factors described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and on Part I. Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”).
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

		June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$789	$671
Restricted cash		396	92
Marketable securities		—	8
Escrow receivable		10	6
Real estate inventory, net		1,530	2,159
Other current assets		72	61
Total current assets		2,797	2,997
PROPERTY AND EQUIPMENT – Net		37	48
RIGHT OF USE ASSETS		9	18
GOODWILL		3	3
OTHER ASSETS		61	60
TOTAL ASSETS	(1)	$2,907	$3,126
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities		$86	$92
Non-recourse asset-backed debt – current portion		550	432
Interest payable		5	3
Lease liabilities – current portion		2	2
Total current liabilities		643	529
NON-RECOURSE ASSET-BACKED DEBT – Net of current portion		1,189	1,492
CONVERTIBLE SENIOR NOTES		437	378
LEASE LIABILITIES – Net of current portion		6	13
OTHER LIABILITIES		1	1
Total liabilities	(2)	2,276	2,413
COMMITMENTS AND CONTINGENCIES (See Note 15)
SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 3,000,000,000 shares authorized; 733,592,980 and 719,990,121 shares issued, respectively; 733,592,980 and 719,990,121 shares outstanding, respectively		—	—
Additional paid-in capital		4,470	4,438
Accumulated deficit		(3,839)	(3,725)
Accumulated other comprehensive loss		—	—
Total shareholders’ equity		631	713
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$2,907	$3,126
________________
(1)The Company’s consolidated assets at June 30, 2025 and December 31, 2024 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $386 and $81; Real estate inventory, net, $1,494 and $2,141; Escrow receivable, $10 and $6; Other current assets, $2 and $8; and Total assets of $1,892 and $2,236, respectively.
(2)The Company’s consolidated liabilities at June 30, 2025 and December 31, 2024 include the following liabilities for which the VIE creditors generally do not have recourse to Opendoor: Accounts payable and other accrued liabilities, $20 and $21; Current portion of non-recourse asset-backed debt, $550 and $432; Interest payable, $2 and $3; Non-recourse asset-backed debt, net of current portion, $1,189 and $1,492; and Total liabilities, $1,761 and $1,948, respectively. See “Note 4. Variable Interest Entities” for additional information regarding our VIEs.
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are presented in thousands, and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUE	$1,567	$1,511	$2,720	$2,692
COST OF REVENUE	1,439	1,382	2,493	2,449
GROSS PROFIT	128	129	227	243
OPERATING EXPENSES:
Sales, marketing and operations	86	116	184	229
General and administrative	28	48	61	95
Technology and development	21	37	42	78
Restructuring	6	—	9	—
Total operating expenses	141	201	296	402
LOSS FROM OPERATIONS	(13)	(72)	(69)	(159)
GAIN (LOSS) ON EXTINGUISHMENT OF DEBT	10	(1)	10	(1)
INTEREST EXPENSE	(36)	(30)	(69)	(67)
OTHER INCOME – Net	10	12	14	27
LOSS BEFORE INCOME TAXES	(29)	(91)	(114)	(200)
INCOME TAX EXPENSE	—	(1)	—	(1)
NET LOSS	$(29)	$(92)	$(114)	$(201)
Net loss per share attributable to common shareholders:
Basic	$(0.04)	$(0.13)	$(0.16)	$(0.29)
Diluted	$(0.04)	$(0.13)	$(0.16)	$(0.29)
Weighted-average shares outstanding:
Basic	729,484	693,445	726,529	687,951
Diluted	729,484	693,445	726,529	687,951

See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NET LOSS	$(29)	$(92)	$(114)	$(201)
OTHER COMPREHENSIVE INCOME:
Unrealized gain on marketable securities	—	—	—	1
COMPREHENSIVE LOSS	$(29)	$(92)	$(114)	$(200)
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except number of shares)
(Unaudited)

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE–March 31, 2025	726,835,454	$—	$4,455	$(3,810)	$—	$645
Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	6,757,526	—	1	—	—	1
Exercise of stock options	—	—	—	—	—	—
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	—	—	—	—	—	—
Stock-based compensation	—	—	14	—	—	14
Other comprehensive income	—	—	—	—	—	—
Net loss	—	—	—	(29)	—	(29)
BALANCE–June 30, 2025	733,592,980	$—	$4,470	$(3,839)	$—	$631

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE–December 31, 2024	719,990,121	$—	$4,438	$(3,725)	$—	$713
Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	12,631,037	—	2	—	—	2
Exercise of stock options	28,483	—	—	—	—	—
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	943,339	—	1	—	—	1
Stock-based compensation	—	—	29	—	—	29
Other comprehensive income	—	—	—	—	—	—
Net loss	—	—	—	(114)	—	(114)
BALANCE–June 30, 2025	733,592,980	$—	$4,470	$(3,839)	$—	$631

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

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(114)	$(201)
Adjustments to reconcile net loss to cash, cash equivalents, and restricted cash provided by (used in) operating activities:
Depreciation and amortization	22	26
Amortization of right of use asset	1	3
Stock-based compensation	27	66
Inventory valuation adjustment	34	41
Changes in fair value of equity securities	3	4
Other	4	3
(Gain) loss on extinguishment of debt	(10)	1
Changes in operating assets and liabilities:
Escrow receivable	(4)	(15)
Real estate inventory	593	(498)
Other assets	(11)	(10)
Accounts payable and other accrued liabilities	(2)	7
Interest payable	2	—
Lease liabilities	(1)	(4)
Net cash provided by (used in) operating activities	544	(577)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6)	(16)
Proceeds from sales, maturities, redemptions and paydowns of marketable securities	6	47
Net cash provided by investing activities	—	31
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of discount	75	—
Proceeds from issuance of common stock for ESPP	1	2
Proceeds from non-recourse asset-backed debt	671	217
Principal payments on non-recourse asset-backed debt	(853)	(302)
Payment of loan origination fees and debt issuance costs	(16)	—
Net cash used in financing activities	(122)	(83)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	422	(629)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – Beginning of period	763	1,540
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	$1,185	$911
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid during the period for interest	$62	$62
DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation expense capitalized for internally developed software	$2	$10
Principal value of 2026 Notes extinguished in Debt Exchange	$(246)	$—
Principal value of 2030 Notes issued in Debt Exchange	$246	$—
RECONCILIATION TO CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$789	$790
Restricted cash	396	121
Cash, cash equivalents, and restricted cash	$1,185	$911

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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements as of June 30, 2025 and December 31, 2024 and for the three and six month periods ended June 30, 2025 and 2024 include the accounts of Opendoor, its wholly owned subsidiaries and VIEs where the Company is the primary beneficiary. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements herein.
The accompanying interim condensed consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”) filed on February 27, 2025.

At-The-Market Equity Offering

In May 2024, the Company entered into an at-the-market equity offering sales agreement (the “ATM Agreement”) with Barclays Capital Inc. and Virtu Americas LLC, as sales agents (the “Agents”), pursuant to which the Company may offer and sell, from time to time, through the Agents, shares of the Company’s common stock having an aggregate offering price of up to $200 million. Under the ATM Agreement, the Agents may sell shares by any method deemed to be an “at-the-market offering.” During the three and six months ended June 30, 2025, there was no activity pursuant to the ATM Agreement.

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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 1. Description of Business and Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the six-month period ended June 30, 2025, except as noted below.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Technology and development	$3	$—	3	3
Total impairment loss	$3	$—	$3	$3
Convertible Senior Notes
The Company accounts for each series of its convertible senior notes wholly as debt. The Company has not identified any material embedded features contained within its notes which would require bifurcation from the debt host. As applicable, any debt discount and debt issuance costs incurred in connection with the issuance of the notes are recorded as a direct deduction from the carrying amount of the notes. These amounts are amortized to interest expense using the effective interest method over the expected term of the notes, or if applicable, to the earliest date the noteholder may exercise a put option. Upon conversion, the carrying amount of the notes, including any unamortized debt issuance costs and unamortized discounts, are reduced by

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
cash paid, with any difference being reflected as a change in equity. No gain or loss will be recognized upon conversion. Upon extinguishment of any portion of the notes, the difference between the repurchase price of the extinguished notes and the respective net carrying amount is recorded as a gain or loss in Gain (loss) on extinguishment of debt in the condensed consolidated statements of operations. See “Note 5 — Credit Facilities and Long-Term Debt” for further details on the Company’s notes.
Recently Issued Accounting Standards
Recently Adopted Accounting Standards
For the six months ended June 30, 2025, the Company did not adopt any material new accounting standards.
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
2.REAL ESTATE INVENTORY
The following table presents the components of inventory, net of applicable inventory valuation adjustments of $34 million and $26 million, as of June 30, 2025 and December 31, 2024, respectively (in millions):

	June 30, 2025	December 31, 2024
Work in progress	$136	$577
Finished goods:
Listed for sale	1,041	1,302
Under contract for sale	353	280
Total real estate inventory	$1,530	$2,159
As of June 30, 2025, the Company was in contract to purchase 393 homes for an aggregate purchase price of $120 million.
During the three and six months ended June 30, 2025, the Company recorded valuation adjustments for real estate inventory of $21 million and $34 million, respectively, in Cost of revenue in the condensed consolidated statements of operations. During the three and six months ended June 30, 2024, the Company recorded valuation adjustments for real estate inventory of $34 million and $41 million, respectively, in Cost of revenue in the condensed consolidated statements of operations.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
3.CASH, CASH EQUIVALENTS, AND INVESTMENTS
The amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents, and marketable securities as of June 30, 2025 and December 31, 2024, were as follows (in millions):

	June 30, 2025
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$49	$—	$—	$49	$49	$—
Money market funds	740	—	—	740	740	—
Total	$789	$—	$—	$789	$789	$—

	December 31, 2024
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$60	$—	$—	$60	$60	$—
Money market funds	611	—	—	611	611	—
Equity securities	8	—	—	8	—	8
Total	$679	$—	$—	$679	$671	$8
The Company had no marketable equity securities as of June 30, 2025. During the three and six months ended June 30, 2024, the Company recognized $2 million and $4 million of net unrealized losses in the condensed consolidated statements of operations related to marketable equity securities held as of June 30, 2024.

A summary of non-marketable equity securities and equity method investment balances as of June 30, 2025 and December 31, 2024 were as follows (in millions):

	June 30, 2025	December 31, 2024
Equity method investments	$20	$20
Non-marketable equity securities	39	39
Total	$59	$59
No unrealized losses were recognized during both the three and six months ended June 30, 2025 and June 30, 2024 in the condensed consolidated statements of operations related to non-marketable equity securities held as of June 30, 2025 and June 30, 2024, respectively.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as of June 30, 2025 and December 31, 2024 (in millions):

	June 30, 2025	December 31, 2024
Assets
Restricted cash	$386	$81
Real estate inventory, net	1,494	2,141
Other(1)	12	14
Total assets	$1,892	$2,236
Liabilities
Non-recourse asset-backed debt	$1,739	$1,924
Other(2)	22	24
Total liabilities	$1,761	$1,948
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
5.CREDIT FACILITIES AND LONG-TERM DEBT
The following tables summarize certain details related to the Company's non-recourse asset-backed debt as of June 30, 2025 and December 31, 2024 (in millions, except interest rates):

		Outstanding Amount
June 30, 2025	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$—	$—	—%	June 25, 2027	June 25, 2027
Revolving Facility 2018-3	1,000	113	—	7.28%	September 29, 2026	September 29, 2026
Revolving Facility 2019-1	300	40	—	7.24%	February 18, 2027	February 18, 2027
Revolving Facility 2019-2	300	86	—	7.19%	October 2, 2026	October 1, 2027
Revolving Facility 2019-3	100	11	—	7.27%	April 5, 2027	April 3, 2028
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	400	—	100	6.44%	February 24, 2026	August 24, 2026
Term Debt Facility 2021-S2	400	300	—	3.57%	September 10, 2025	March 10, 2026
Term Debt Facility 2021-S3	1,000	—	750	3.75%	January 31, 2027	July 31, 2027
Term Debt Facility 2022-S1	—	—	—	4.57%	March 1, 2025	September 1, 2025
Total	$4,500	$550	$850
Issuance Costs		—	(6)
Carrying Value		$550	$844

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	3,000	—	200	12.50%	February 25, 2028	February 25, 2029
Term Debt Facility 2022-M1	250	—	150	12.50%	January 31, 2027	November 1, 2027
Total	$3,250	$—	$350
Issuance Costs			(5)
Carrying Value			$345

Total Non-Recourse Asset-backed Debt	$7,750	$550	$1,189

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
As of June 30, 2025, the Company had total borrowing capacity with respect to its non-recourse asset-backed debt of $7.8 billion. Borrowing capacity amounts under non-recourse asset-backed debt as reflected in the table above are in some cases not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. Any amounts repaid for senior term and mezzanine term debt facilities reduce total borrowing capacity as repaid amounts are not available to be reborrowed. As of June 30, 2025, the Company had committed borrowing capacity with respect to the Company’s non-recourse asset-backed debt of $2.0 billion; this committed borrowing capacity is comprised of $440 million for senior revolving credit facilities, $1.2 billion for senior term debt facilities, and $450 million for mezzanine term debt facilities.

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
The terms of these inventory financing facilities and related financing documents require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). Certain of these financial covenants are calculated by reference to Opendoor Labs Inc. and its consolidated subsidiaries’ assets and liabilities. As a result, under certain circumstances, this may limit the Company’s flexibility to transfer assets from Opendoor subsidiaries to the Parent Company. At June 30, 2025 and December 31, 2024, $223 million and $250 million, respectively, of the Company’s net assets were restricted as they reflect minimum net asset requirements at Opendoor Labs Inc. As of June 30, 2025, the Company was in compliance with all financial covenants and no event of default had occurred.
Convertible Senior Notes
In August 2021, the Company issued 0.25% senior convertible notes due 2026 (the “2026 Notes”) and in May 2025, the Company issued 7.00% senior convertible notes due 2030 (the “2030 Notes”; collectively with the 2026 Notes, “Convertible

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
Senior Notes”). The following tables summarize certain details related to the Convertible Senior Notes (in millions, except interest rates):

June 30, 2025	Remaining Aggregate Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
2026 Notes	$135	$—	$135
2030 Notes	325	(23)	302
Total Convertible Senior Notes	$460	$(23)	$437

December 31, 2024	Remaining Aggregate Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
2026 Notes	$381	$(3)	$378
Total Convertible Senior Notes	$381	$(3)	$378

June 30, 2025	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	Semi-Annual Interest Payment Dates	Conversion Rate	Conversion Price
2026 Notes	August 15, 2026	0.25%	0.78%	February 15; August 15	51.9926	$19.23
2030 Notes	May 15, 2030	7.00%	9.47%	May 15; November 15	637.105	$1.57
2026 Notes
The 2026 Notes are convertible at the option of the holders of the 2026 Notes before February 15, 2026 only upon the occurrence of certain events. In addition, the holders of the 2026 Notes will have the right to require the Company to repurchase all or part of their 2026 Notes if certain corporate events occur that constitute a fundamental change. Beginning on August 20, 2024, the Company has the option to redeem the 2026 Notes, in whole or in part, upon meeting certain conditions related to the price of the Company's common stock. The redemption price will be paid in cash equal to 100% the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any. Beginning on February 15, 2026 and until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2026 Notes are convertible at any time at the election of each noteholder. The conversion rate and conversion price are subject to customary adjustments under certain circumstances. In addition, if certain corporate events that constitute a make-whole fundamental change occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. Upon conversion, the Company may satisfy its obligation by paying cash for the outstanding principal balance, and, a combination of cash and the Company's common stock, at the Company's election, for the remaining amount, if any, based on the applicable conversion rate. Refer to 2030 Notes section below for information regarding the extinguishment of certain 2026 Notes.
2030 Notes
In May 2025, the Company entered into privately negotiated transactions with certain holders of the 2026 Notes and new investors, pursuant to which the Company issued $325 million aggregate principal amount of 2030 Notes consisting of (i) $246 million aggregate principal amount of 2030 Notes issued in exchange for $246 million principal amount of 2026 Notes (the “Debt Exchange") and (ii) $79 million aggregate principal amount of 2030 Notes issued for cash. Such transactions resulted in gross cash proceeds of $75 million, excluding certain fees and other offering expenses, and represent an issue price of 95%. The Company accounted for the Debt Exchange of the 2026 Notes as a debt extinguishment and recorded $10 million of gain on debt extinguishment, included within the Company's condensed consolidated statements of operations.
The 2030 Notes are convertible at the option of the holders of the 2030 Notes before November 15, 2029 only upon the occurrence of certain events. In addition, the holders of the 2030 Notes will have the right to require the Company to repurchase

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
all or part of their 2030 Notes (i) if certain corporate events occur that constitute a fundamental change or (ii) for a one-time optional repurchase on May 15, 2028. Beginning on May 22, 2028, the Company has the option to redeem the 2030 Notes, in whole or in part, upon meeting certain conditions related to the price of the Company's common stock. The redemption or repurchase price will be paid in cash equal to 100% the principal amount of the 2030 Notes to be redeemed or repurchased, plus accrued and unpaid interest, if any. Beginning on November 15, 2029 and until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2030 Notes are convertible at any time at the election of each noteholder. The conversion rate and conversion price are subject to customary adjustments under certain circumstances. In addition, if certain corporate events that constitute a make-whole fundamental change occur, then the conversion rate will, under certain circumstances, be increased for a specified period of time. Upon conversion, the Company may satisfy its obligation by paying cash for the outstanding principal balance, and, a combination of cash and the Company's common stock, at the Company's election, for the remaining amount, if any, based on the applicable conversion rate.
The following table summarizes the interest expense related to the Convertible Senior Notes (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Contractual interest	$3	$—	$3	$—
Amortization of debt discount and issuance costs	1	—	2	1
Total Convertible Senior Notes interest expense	$4	$—	$5	$1
Capped Calls
In August 2021, in connection with the issuance of the 2026 Notes, the Company purchased capped calls (the “Capped Calls”) from certain financial institutions at a cost of $119 million. The Capped Calls cover, subject to customary adjustments, the number of shares of the Company's common stock underlying the 2026 Notes. By entering into the Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event of a conversion of the 2026 Notes is settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2026 Notes its common stock price exceeds the conversion price. The Capped Calls have an initial strike price of $19.23 per share and an initial cap price of $29.59 per share or a cap price premium of 100%. As of June 30, 2025, 25% of the original Capped Calls remained outstanding.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
As of June 30, 2025, the Company did not have any assets or liabilities measured at fair value on a recurring basis. The following table presents the levels of the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of December 31, 2024 (in millions):

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
Fair Value of Financial Instruments
The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis (in millions):

	June 30, 2025
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$789	$789	$789	$—
Restricted cash	396	396	396	—
Liabilities:
Non-recourse asset-backed debt – current portion	$550	$549	$—	$549
Non-recourse asset-backed debt – net of current portion	1,189	1,172	—	1,172
Convertible senior notes	437	362	—	362

	December 31, 2024
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$671	$671	$671	$—
Restricted cash	92	92	92	—
Liabilities:
Non-recourse asset-backed debt – current portion	$432	$431	$—	$431
Non-recourse asset-backed debt – net of current portion	1,492	1,443	—	1,443
Convertible senior notes	378	336	—	336

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)

7.PROPERTY AND EQUIPMENT
Property and equipment as of June 30, 2025 and December 31, 2024, consisted of the following (in millions):

	June 30, 2025	December 31, 2024
Internally developed software	$109	$106
Computers	5	9
Security systems	3	4
Office equipment	1	2
Furniture and fixtures	1	1
Software implementation costs	1	1
Total	120	123
Accumulated depreciation and amortization	(83)	(75)
Property and equipment – net	$37	$48
Depreciation and amortization expense of $8 million and $16 million was recorded for the three and six months ended June 30, 2025, respectively. Depreciation and amortization expense of $9 million and $18 million was recorded for the three and six months ended June 30, 2024, respectively.
8.GOODWILL AND INTANGIBLE ASSETS
For the six months ended June 30, 2025 and the year ended December 31, 2024, there were no additions to goodwill. No impairment of goodwill was identified for the three and six months ended June 30, 2025 and 2024.
As of June 30, 2025 and December 31, 2024, the Company had no remaining intangible assets subject to amortization. Amortization expense for intangible assets was $1 million and $3 million for the three and six months ended June 30, 2024, respectively.

9.SHARE-BASED AWARDS
Stock options and RSUs
Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant.
A summary of the stock option activity for the six months ended June 30, 2025, is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance-December 31, 2024	7,233	$2.51	2.4	$2
Exercised	(28)	0.99
Expired	(354)	2.49
Balance-June 30, 2025	6,851	$2.52	2.0	$—
Exercisable-June 30, 2025	6,851	$2.52	2.0	$—

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
A summary of the RSU activity for the six months ended June 30, 2025, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested and outstanding-December 31, 2024	45,247	$2.77
Granted	27,199	1.02
Vested	(12,675)	3.13
Forfeited	(12,602)	2.77
Unvested and outstanding-June 30, 2025	47,169	$1.66

Stock-based compensation expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function as presented in the condensed consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
General and administrative	$9	$17	$18	$33
Sales, marketing and operations	2	4	4	9
Technology and development	2	12	5	24
Total stock-based compensation expense	$13	$33	$27	$66
As of June 30, 2025, there was $63 million of unamortized stock-based compensation costs related to unvested RSUs. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 1.8 years.
10.WARRANTS
Marketing Warrants
On July 28, 2022, the Company entered into a warrant agreement with Zillow, Inc. (“Zillow”) in connection with a partnership arrangement that allows for Zillow to purchase up to 6 million shares of common stock that will vest in tranches (each, a “Tranche”) upon Zillow providing resale marketing services to the Company. As of June 30, 2025, one Tranche of 300,000 shares of common stock underlying the warrant has vested, with an exercise price of $15 per share, and none have been exercised.
11.INCOME TAXES
The Company's tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter.
The Company’s provision for income taxes, which consisted of state taxes in the United States and foreign income taxes in Canada and India was $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively, with an effective tax rate of (0.69)% and (0.35)%, respectively. The Company's provision for income taxes was $1 million and $1 million for the three and six months ended June 30, 2024, respectively, with an effective tax rate of (0.65)% and (0.40)%, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the recording of a full valuation allowance against the net deferred tax assets.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets by jurisdiction. Based on the Company’s history of operating losses, including a three-year cumulative loss position, the Company believes that based on the weight of available evidence, it is more likely than not that all of the deferred tax assets in the U.S. will not be realized and recorded a full valuation allowance of its federal and state net deferred tax assets as of June 30, 2025 and December 31, 2024.
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
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law. The Act includes significant changes to the U.S. tax code, including restoration of immediate recognition of domestic research and development expenditures and reinstatement of 100% bonus depreciation for qualifying property.
As the Act was enacted after the Company’s reporting period ended June 30, 2025, no adjustments have been made to the accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 2025. The Company is currently evaluating the impact of the Act on its condensed consolidated financial statements, including the effects on its deferred tax assets and liabilities. The impact of the Act will be reflected in the Company’s financial statements as of and for the three and nine months ending September 30, 2025, the period in which the legislation was enacted.
12.NET LOSS PER SHARE
Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. During the periods when there is a net loss, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. No dividends, including preferred dividends, were declared, paid, or accumulated for the three and six months ended June 30, 2025 or 2024.
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
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders for the three and six months ended June 30, 2025 and 2024 (in millions, except share amounts which are presented in thousands, and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic and diluted net loss per share:
Numerator:
Net loss	$(29)	$(92)	$(114)	$(201)
Denominator:
Weighted average shares outstanding – basic and diluted	729,484	693,445	726,529	687,951
Basic and diluted net loss per share	$(0.04)	$(0.13)	$(0.16)	$(0.29)

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
For both the three and six months ended June 30, 2025, 56,510 thousand shares were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period. For both the three and six months ended June 30, 2024, 72,687 thousand shares were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period.

13.RELATED PARTIES
As of June 30, 2025, the retained interest in Mainstay Labs Inc. (“Mainstay”), a formerly consolidated subsidiary of the Company, that was deconsolidated on July 31, 2024 (the “Deconsolidation”), was $39 million, which is presented in Other assets in the condensed consolidated balance sheets. The investment is recognized as a non-marketable equity security investment under ASC 321, Investment - Equity Securities, and is measured at fair value on a non-recurring basis, with the fair value initially determined as of the transaction date. As of June 30, 2025, there have been no indicators of impairment or other observable price changes. As a result of the Company’s continued investment in Mainstay, transactions between the Company and Mainstay subsequent to the Deconsolidation are considered to be related-party transactions. Prior to the Deconsolidation, transactions between Mainstay and Opendoor were eliminated upon consolidation.
Subsequent to the Deconsolidation, the Company has no compensation arrangements with the management of Mainstay who are responsible for directing the activities that most significantly impact the economics of Mainstay (“Mainstay Management”). As of the Deconsolidation, outstanding Opendoor RSUs held by Mainstay employees, other than Mainstay Management, were modified so that the service-based vesting requirement will be satisfied as long as the Mainstay employee continues to provide services to Mainstay (“Post Deconsolidation RSUs”). During the three and six months ended June 30, 2025, 257,806 and 670,220 shares of common stock, respectively were issued to Mainstay employees for the settlement of RSUs, net of shares withheld for participant taxes. As of June 30, 2025, 147,096 RSUs remained unvested and outstanding.

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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
The table below highlights the Company’s reportable segment’s expenses and net loss for the three and six months ended June 30, 2025 and 2024 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$1,567	$1,511	$2,720	$2,692
Less:
Cost of revenue	(1,439)	(1,382)	(2,493)	(2,449)
Direct selling costs(1)	(43)	(43)	(72)	(77)
Holding costs(2)	(23)	(16)	(40)	(29)
Advertising and other marketing expense(3)	(7)	(23)	(31)	(51)
Operations(4)	(15)	(20)	(31)	(39)
Fixed operating expense(5)	(31)	(56)	(70)	(114)
Stock-based compensation	(13)	(33)	(27)	(66)
Interest expense	(36)	(30)	(69)	(67)
Interest income	9	12	14	30
Other(6)	2	(12)	(15)	(31)
Net loss	$(29)	$(92)	$(114)	$(201)
________________
(1)Represents selling costs incurred related to homes sold in the relevant period. This primarily includes broker commissions, external title and escrow-related fees and transfer taxes and are included in Sales, marketing and operations.
(2)Represents holding costs incurred both in the period presented and in prior periods on homes sold in the period presented (“Resale Cohort Holding Costs”). Holding costs include mainly property taxes, insurance, utilities, homeowners association dues, cleaning and maintenance costs. Holding costs are included in Sales, marketing and operations in the period in which they are incurred (“GAAP Holding Costs”).
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
(6)Other segment income (expenses) are primarily made up of depreciation and amortization, gain (loss) on debt extinguishment, restructuring, and amortization of stock-based compensation capitalized to internally developed software. This also includes the elimination of holding costs incurred in prior periods on homes sold in the periods presented, and includes holding costs incurred in the current period on homes remaining in inventory at period end.
15.COMMITMENTS AND CONTINGENCIES
Lease Commitments
During the six months ended June 30, 2025, the Company amended its Tempe, Arizona office lease to terminate the Company’s obligation with respect to a portion of the leased premises (“Partial Lease Termination”). The Partial Lease Termination resulted in a decrease of undiscounted, future lease payments of $10 million. The Company recognized a loss of $1 million, as a result of the reduction of right-of-use assets by $8 million and lease liabilities by $7 million, and an additional $2 million in other associated costs, both of which are recognized within Restructuring on the condensed consolidated statements of operations. See “Note 16 — Restructuring” for further discussion. There were no other material lease modifications for the six months ended June 30, 2025.

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
On October 7, 2022 and November 22, 2022, purported securities class action lawsuits were filed in the United States District Court for the District of Arizona, captioned Alich v. Opendoor Technologies Inc., et al. (Case No. 2:22-cv-01717-JFM) (“Alich”) and Oakland County Voluntary Employee’s Beneficiary Association, et al. v. Opendoor Technologies Inc., et al. (Case No. 2:22-cv-01987-GMS) (“Oakland County”), respectively. The lawsuits were consolidated into a single action, captioned In re Opendoor Technologies Inc. Securities Litigation (Case No. 2:22-CV-01717-MTL). The consolidated amended complaint names as defendants the Company, Social Capital Hedosophia Holdings Corp. II (“SCH”), certain of the Company’s current and former officers and directors and the underwriters of a securities offering the Company made in February 2021. The complaint alleges that the Company and certain officers violated Section 10(b) of the Exchange Act and SEC Rule 10b-5, and that the Company, SCH, certain officers and directors and the underwriters violated Section 11 of the Securities Act, in each case by making materially false or misleading statements related to the effectiveness of the Company’s pricing algorithm. The plaintiffs also allege that certain defendants violated Section 20(a) of the Exchange Act and Section 15 of the Securities Act, respectively, which provide for control person liability. The complaint asserts claims on behalf of all persons and entities that purchased, or otherwise acquired, Company common stock between December 21, 2020 and November 3, 2022 or pursuant to offering documents issued in connection with our business combination with SCH and the secondary public offering conducted by the Company in February 2021. The plaintiffs seek class certification, an award of unspecified compensatory damages, an award of interest and reasonable costs and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper. The defendants filed motions to dismiss on June 30, 2023, which the court granted on February 27, 2024 without prejudice. On May 14, 2024, the court granted plaintiffs’ motion for reconsideration of certain portions of the court’s order dismissing the complaint. The court’s orders on the motion to dismiss and motion for reconsideration dismissed all Exchange Act claims and Securities Act claims except for a portion of plaintiffs’ claims brought under Section 11 and Section 15 of the Securities Act. Defendants filed answers to the complaint on July 12, 2024. The plaintiffs and the defendant participated in a mediation in February 2025. On March 26, 2025, the Company reached an agreement in principle with the plaintiffs to resolve all claims against all defendants in the consolidated action on a class-wide basis for an amount within the limits of insurance coverage. On June 13, 2025, the Company executed a Stipulation and Agreement of Settlement memorializing the terms and conditions of the settlement. The same day, the plaintiffs filed a motion with the court for preliminary approval of the settlement, which remains pending. The Company has recorded a liability reflecting the proposed settlement amount and a corresponding asset reflecting estimated insurance recoveries. If the proposed settlement is not consummated or approved by the Court, the Company intends to vigorously defend itself in the matter.
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
A global mediation of all pending shareholder derivative lawsuits based on the same facts and circumstances as In re Opendoor Technologies Inc. Securities Litigation was held on February 7, 2025. The parties agreed in principle that Opendoor would adopt certain corporate governance reforms as part of a potential global resolution of the shareholder derivative lawsuits and in exchange for a full release of claims. On June 27, 2025, the Company executed a Stipulation of Settlement memorializing the terms and conditions of the settlement. The same day, the plaintiff in the Gera action filed a motion with the court for preliminary approval of the settlement, which remains pending. The Company has recorded a liability reflecting the proposed settlement amount and a corresponding asset reflecting estimated insurance recoveries. The Company expects that the payment of any court-approved attorneys’ fees and costs would be funded by proceeds from applicable insurance policies. If the settlement is not consummated or approved by the relevant courts, the Company and its officers and directors intend to vigorously defend themselves in the litigation.
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
In 2024, the Company began a series of cost-reduction and organizational streamlining efforts (“Transformation Initiatives”) aimed at supporting its strategic focus on long-term growth and operational efficiency. Restructuring costs primarily include expenses associated with workforce reductions, such as severance and other termination-related benefits to affected employees, and lease terminations.
During the six months ended June 30, 2025, the Company incurred restructuring costs in connection with the Transformation Initiatives including workforce reductions affecting approximately 125 employees. These actions resulted in $6 million of expenses from post-employment benefits and other cost reduction efforts. In addition to the workforce reduction, the Company incurred $3 million of costs related to the early termination of a lease. Payments for restructuring costs incurred during the six months ended June 30, 2025 are expected to be substantially completed by the third quarter of 2025.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
The following table presents the activity of the restructuring liability as of June 30, 2025 (in millions):

June 30, 2025
Balance-December 31, 2024	$7
Additions charged to expense	9
Costs paid or otherwise settled(1)	(13)
Balance- June 30, 2025	$3
(1)Inclusive of $1 million in non-cash activity associated with lease termination costs.
17.SUBSEQUENT EVENTS
The Company has evaluated the impact of events that have occurred subsequent to June 30, 2025, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes, the Company has determined that there are no material subsequent events that would require recognition or disclosure.

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
Overview
Opendoor’s mission is to power life’s progress, one move at a time. Residential real estate is a trillion-dollar industry underpinned by a process that is complicated, time-consuming, stressful, and offline. We believe all consumers deserve to buy, sell, and move between homes with simplicity and confidence, and we have dedicated over a decade to delivering on this vision. We have built unique pricing and operations capabilities to become one of the largest buyers and sellers of homes in the United States. Since our founding, we have helped customers to buy or sell homes in over 287,000 transactions and expanded our footprint to 50 markets across the country.
Financial Highlights and Operating Metrics

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages, homes purchased, homes sold, number of markets, and homes in inventory)	2025	2024	Change	2025	2024	Change
Revenue	$1,567	$1,511	$56	$2,720	$2,692	$28
Gross profit	$128	$129	$(1)	$227	$243	$(16)
Gross margin	8.2%	8.5%		8.3%	9.0%
Net loss	$(29)	$(92)	$63	$(114)	$(201)	$87
Number of markets (at period end)	50	50	—	50	50	—
Homes sold	4,299	4,078	221	7,245	7,156	89
Homes purchased	1,757	4,771	(3,014)	5,366	8,229	(2,863)
Homes in inventory (at period end)	4,538	6,399	(1,861)	4,538	6,399	(1,861)
Inventory (at period end)	$1,530	$2,234	$(704)	$1,530	$2,234	$(704)
Percentage of homes “on the market” for greater than 120 days (at period end)	36%	14%		36%	14%
Non-GAAP Financial Highlights (1)
Contribution Profit	$69	$95	$(26)	$123	$152	$(29)
Contribution Margin	4.4%	6.3%		4.5%	5.6%
Adjusted EBITDA	$23	$(5)	$28	$(7)	$(55)	$48
Adjusted EBITDA Margin	1.5%	(0.3)%		(0.3)%	(2.0)%
Adjusted Net Loss	$(9)	$(31)	$22	$(72)	$(111)	$39
________________
(1)See “—Non-GAAP Financial Measures” for further details and a reconciliation of such non-GAAP measures to their nearest comparable GAAP measures.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Current Housing Environment
In the second quarter of 2025, housing market activity remained under pressure from persistent macroeconomic headwinds with seasonally adjusted annualized existing home sales of approximately four million units – well below the decade-long average of over five million. Affordability challenges continued to constrain buyer demand, resulting in slowing clearance rates, which were down approximately 25% versus prior year, while delistings – homes removed from the market unsold – continued to climb throughout the second quarter, reflecting a persistent disconnect between seller expectations and buyer willingness to transact.
In response to this challenging environment, we remain committed to a flexible and data-driven approach to managing our business, dynamically adjusting our pricing strategies to balance growth, margin, and risk. In particular, we have increased our spread levels in response to this uncertainty. We continue to closely monitor macroeconomic developments and remain agile in our decision-making, enabling us to respond effectively to shifts in interest rates and broader market conditions. Additionally, we have expanded our agent-led distribution channel and capital-light product initiatives, which we believe may resonate with prospective sellers in these market conditions.
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
We are expanding our reach through our agent-led distribution channel, which enables us to connect home sellers with trusted local agents at the beginning of their journey. These agents present a full suite of selling solutions, including cash offers and listings, helping customers navigate their options with expert guidance. By integrating agents into our platform experience, we’re able to offer more personalized, high-touch support to customers while broadening the scope and flexibility of services we provide.
Partnership channels with homebuilders, agents, and online real estate platforms are an important source of leads for our business. We have relationships with two of the largest online real estate platforms, Zillow and Redfin, which together reach millions of unique monthly visitors and allow home sellers to request an offer directly from Opendoor. In addition to driving incremental acquisitions, we expect these partnerships can build our brand awareness and serve as additional avenues for sellers to learn about the benefits of our flagship cash offer.
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

Market Footprint
We continuously evaluate opportunities to expand our market footprint. The following table represents the number of markets we operated in as of the periods presented:

	June 30,	March 31,	Year Ended December 31,
(in whole numbers)	2025	2025	2024	2023	2022
Number of markets (at period end)	50	50	50	50	53

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
•Incremental attach of services, which supplement the core transaction margin profile; and
•Expansion of our agent-led distribution channel and leveraging our platform to develop additional offerings, which we expect can increase overall conversion and unlock more capital-light margin.
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
Real estate inventory is reviewed for valuation adjustments on a quarterly basis. If the carrying amount for a given home is not expected to be recovered, an inventory valuation adjustment is recorded to cost of revenue and the home’s carrying value is adjusted to its net realizable value. Inventory valuation adjustments are not offset by any expected gains and are not reversed or adjusted should the expected net realizable value subsequently increase. We recorded inventory valuation adjustments of $21 million and $34 million during the three and six months ended June 30, 2025, respectively, and $34 million and $41 million during three and six months ended June 30, 2024, respectively. See “Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Real Estate Inventory” in our Annual Report on Form 10-K for the year ended December 31, 2024.
As one key measure of inventory management performance, we evaluate our portfolio metrics relative to the broader market (as observed on the multiple listing services (“MLS”)). One such metric is our percentage of homes “on the market” for greater than 120 days as measured from initial listing date. As of June 30, 2025, such homes represented 36% of our portfolio, compared to 19% for the broader market when filtered for the types of homes we are able to underwrite and acquire based on characteristics such as market, price range, home type, home location, year built and lot size (which we refer to as our “buybox”). This metric fluctuates based on seasonal factors, market dynamics, and our resale strategies.
Beginning in February, we began raising spreads and intentionally slowed our home acquisition pace in response to our risk management objectives and broader macroeconomic uncertainty. When newly acquired homes represent a smaller proportion of our overall inventory, average days on market for our portfolio generally increases.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Further, broader market delistings continued to rise, with the delisting rate at quarter end substantially higher than the previous 10-year average. When more sellers in the broader market choose to delist rather than wait for a sale, it can artificially lower the average days on market for the overall market.
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
The following table presents a reconciliation of our Adjusted Gross Profit and Contribution Profit to our gross profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentages)	2025	2024	2025	2024
Revenue (GAAP)	$1,567	$1,511	$2,720	$2,692
Gross profit (GAAP)	$128	$129	$227	$243
Gross Margin	8.2%	8.5%	8.3%	9.0%
Adjustments:
Inventory valuation adjustment – Current Period(1)(2)	21	34	27	38
Inventory valuation adjustment – Prior Periods(1)(3)	(14)	(9)	(19)	(23)
Adjusted Gross Profit	$135	$154	$235	$258
Adjusted Gross Margin	8.6%	10.2%	8.6%	9.6%
Adjustments:
Direct selling costs(4)	(43)	(43)	(72)	(77)
Holding costs on sales – Current Period(5)(6)	(6)	(5)	(20)	(16)
Holding costs on sales – Prior Periods(5)(7)	(17)	(11)	(20)	(13)
Contribution Profit	$69	$95	$123	$152
Contribution Margin	4.4%	6.3%	4.5%	5.6%
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
Adjusted Net Loss
We calculate Adjusted Net Loss as GAAP net loss adjusted to exclude non-cash expenses of stock-based compensation, equity securities fair value adjustment, intangibles amortization expense, and the amortization of stock-based compensation capitalized to internally developed software (“IDSW”). It excludes expenses that are not directly related to our revenue-generating operations such as restructuring. It also excludes (gain) loss on extinguishment of debt as these gains or expenses were incurred as a result of decisions made by management to terminate or partially extinguish portions of our outstanding credit facilities or convertible senior notes early; these expenses are not reflective of ongoing operating results and vary in frequency and amount. Adjusted Net Loss also aligns the timing of inventory valuation adjustments recorded under GAAP to the period in which the related revenue is recorded in order to improve the comparability of this measure to our non-GAAP financial measures of unit economics, as described above. Our calculation of Adjusted Net Loss does not currently include the tax effects of the non-GAAP adjustments because our taxes and such tax effects have not been material to date.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table presents a reconciliation of our Adjusted Net Loss and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentages)	2025	2024	2025	2024
Revenue (GAAP)	$1,567	$1,511	$2,720	$2,692
Net loss (GAAP)	$(29)	$(92)	$(114)	$(201)
Adjustments:
Stock-based compensation	13	33	27	66
Equity securities fair value adjustment(1)	—	2	3	4
Intangibles amortization expense(2)	—	1	—	3
Amortization of stock-based compensation capitalized to IDSW(3)	4	—	7	—
Inventory valuation adjustment – Current Period(4)(5)	21	34	27	38
Inventory valuation adjustment – Prior Periods(4)(6)	(14)	(9)	(19)	(23)
Restructuring(7)	6	—	9	—
(Gain) loss on extinguishment of debt	(10)	1	(10)	1
Other(8)	—	(1)	(2)	1
Adjusted Net Loss	$(9)	$(31)	$(72)	$(111)
Adjustments:
Depreciation and amortization, excluding amortization of intangibles	5	7	10	18
Property financing(9)	29	26	58	58
Other interest expense(10)	7	4	11	9
Interest income(11)	(9)	(12)	(14)	(30)
Income tax expense	—	1	—	1
Adjusted EBITDA	$23	$(5)	$(7)	$(55)
Adjusted EBITDA Margin	1.5%	(0.3)%	(0.3)%	(2.0)%
________________
(1)Represents the gains and losses on certain financial instruments, which are marked to fair value at the end of each period.
(2)Represents amortization of acquisition-related intangible assets. The acquired intangible assets had useful lives ranging from 1 to 5 years and amortization was incurred until the intangible assets were fully amortized in 2024.
(3)Beginning in the quarter ended March 31, 2025, the Company revised the presentation of the amortization of stock-based compensation capitalized to IDSW to more appropriately present the full impact of all stock-based compensation expenses. This expense was previously included in “Depreciation and amortization, excluding amortization of intangibles.” Had this presentation been applied for the three and six months ended June 30, 2024, Adjusted Net Loss would have improved by $3 million and $7 million, respectively, with no impact to Adjusted EBITDA.
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
(7)Restructuring costs consist primarily of severance and employee termination benefits and bonuses incurred in connection with the elimination of employees’ roles, consulting fees, and expenses related to the termination of certain leases incurred during the restructuring process.
(8)Primarily includes related party services income and sublease income.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
(9)Includes interest expense on our non-recourse asset-backed debt facilities.
(10)Includes amortization of debt issuance costs and loan origination fees, amortization of debt discounts, commitment fees, unused fees, other interest related costs on our asset-backed debt facilities, and interest expense related to the convertible senior notes outstanding.
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
Restructuring Expense
Restructuring expense consists primarily of severance and other termination benefits for employees whose roles have been eliminated, consulting fees, and expenses related to the termination of certain leases incurred during the restructuring process.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
See “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 16. Restructuring” for additional information regarding restructuring expenses.
(Gain) loss on Extinguishment of Debt
(Gain) loss on extinguishment of debt consists primarily of gains or losses recognized in conjunction with the termination or partial debt extinguishment of debt facilities and convertible senior notes and the derecognition of associated unamortized deferred costs.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)

Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Three Months Ended June 30,		Change in
(in thousands, except percentages)	2025	2024	$	%
Revenue	$1,567	$1,511	$56	4%
Cost of revenue	1,439	1,382	57	4%
Gross profit	128	129	(1)	(1)%
Operating expenses:
Sales, marketing and operations	86	116	(30)	(26)%
General and administrative	28	48	(20)	(42)%
Technology and development	21	37	(16)	(43)%
Restructuring	6	—	6	N/M
Total operating expenses	141	201	(60)	(30)%
Loss from operations	(13)	(72)	59	(82)%
Gain (loss) on extinguishment of debt	10	(1)	11	N/M
Interest expense	(36)	(30)	(6)	20%
Other income-net	10	12	(2)	(17)%
Loss before income taxes	(29)	(91)	62	(68)%
Income tax expense	—	(1)	1	N/M
Net loss	$(29)	$(92)	$63	(68)%
N/M - Not meaningful.

	Six Months Ended June 30,		Change in
(in thousands, except percentages)	2025	2024	$	%
Revenue	$2,720	$2,692	$28	1%
Cost of revenue	2,493	2,449	44	2%
Gross profit	227	243	(16)	(7)%
Operating expenses:
Sales, marketing and operations	184	229	(45)	(20)%
General and administrative	61	95	(34)	(36)%
Technology and development	42	78	(36)	(46)%
Restructuring	9	—	9	N/M
Total operating expenses	296	402	(106)	(26)%
Loss from operations	(69)	(159)	90	(57)%
Gain (loss) on extinguishment of debt	10	(1)	11	N/M
Interest expense	(69)	(67)	(2)	3%
Other income-net	14	27	(13)	(48)%
Loss before income taxes	(114)	(200)	86	(43)%
Income tax expense	—	(1)	1	(100)%
Net loss	$(114)	$(201)	$87	(43)%
N/M - Not meaningful.
Revenue
Revenue increased by $56 million, or 4%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase in revenue was primarily attributable to higher sales volumes in the second quarter of 2025. We sold 4,299 homes during the three months ended June 30, 2025, compared to 4,078 homes during the three months ended June 30, 2024, representing an increase of 5%. Revenue per home sold decreased 2% between the same periods.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Revenue increased by $28 million, or 1%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in revenue was primarily attributable to higher sales volumes in the first half of 2025. We sold 7,245 homes during the six months ended June 30, 2025, compared to 7,156 homes during the six months ended June 30, 2024, representing an increase of 1%. Revenue per home sold was flat between the same periods.
Cost of Revenue and Gross Profit
Cost of revenue increased by $57 million, or 4%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase in cost of revenue was primarily attributable to higher sales volumes.
Cost of revenue increased by $44 million, or 2%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase in cost of revenue was primarily attributable to higher sales volumes.
Gross profit decreased from $129 million to $128 million and gross margin decreased from 8.5% to 8.2% for the three months ended June 30, 2024 and June 30, 2025, respectively. For the same periods, Adjusted Gross Margin decreased from 10.2% to 8.6% and Contribution Margin decreased from 6.3% to 4.4%. The decrease in gross margin, Adjusted Gross Margin, and Contribution Margin is driven by a higher mix of older inventory in the resale cohort due to a soft real estate market with lower clearance. As a reminder, Adjusted Gross Margin and Contribution Margin include inventory valuation adjustments recorded in prior periods on homes sold in the current period and exclude inventory valuation adjustments on homes remaining in inventory at the end of the period, which can create significant differences between these metrics and Gross margin. Adjusted Gross Margin and Contribution Margin are non-GAAP financial measures. See “— Non-GAAP Financial Measures” for further details and a reconciliation of such non-GAAP measures to their nearest comparable GAAP measures.
Gross profit decreased from $243 million to $227 million and gross margin decreased from 9.0% to 8.3% for the six months ended June 30, 2024 and June 30, 2025, respectively. For the same periods, Adjusted Gross Margin decreased from 9.6% to 8.6% and Contribution Margin decreased from 5.6% to 4.5%. The decrease in gross margin, Adjusted Gross Margin, and Contribution Margin is driven by a higher mix of older inventory in the resale cohort due to a soft real estate market with lower clearance. Adjusted Gross Margin and Contribution Margin are non-GAAP financial measures. See “— Non-GAAP Financial Measures” for further details and a reconciliation of such non-GAAP measures to their nearest comparable GAAP measures.
Operating Expenses
Sales, Marketing and Operations. Sales, marketing and operations decreased by $30 million, or 26%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily attributable to a $14 million decrease in advertising expense, which decreased from $21 million for the three months ended June 30, 2024 to $7 million for the three months ended June 30, 2025 and an $11 million decrease in headcount expenses, including salaries, benefits, and stock-based compensation expenses due to lower headcount consistent with ongoing cost-reduction and organizational streamlining efforts.
Sales, marketing and operations decreased by $45 million, or 20%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily attributable to a $22 million decrease in headcount expenses, including salaries, benefits, and stock-based compensation expenses due to lower headcount consistent with ongoing cost-reduction and organizational streamlining efforts. Advertising expense decreased $17 million, from $48 million for the six months ended June 30, 2024 to $31 million for the six months ended June 30, 2025.
General and Administrative. General and administrative decreased by $20 million, or 42%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily attributable to a $16 million decrease in headcount expenses, including salaries, benefits, and stock-based compensation expenses due to lower headcount consistent with ongoing cost-reduction and organizational streamlining efforts.
General and administrative decreased by $34 million, or 36%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily attributable to a $27 million decrease in headcount expenses, including salaries, benefits, and stock-based compensation expenses due to lower headcount consistent with ongoing cost-reduction and organizational streamlining efforts.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Technology and Development. Technology and development decreased by $16 million, or 43%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily attributable to a $27 million decrease in headcount expenses, including salaries, benefits, and stock-based compensation expenses due to lower headcount consistent with ongoing cost-reduction and organizational streamlining efforts. These cost reductions were partially offset by a $12 million decrease in capitalization and amortization of IDSW expenses.
Technology and development decreased by $36 million, or 46%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily attributable to a $52 million decrease in headcount expenses, including salaries, benefits, and stock-based compensation expenses due to lower headcount consistent with ongoing cost-reduction and organizational streamlining efforts. These cost reductions were partially offset by a $17 million decrease in capitalization and amortization of IDSW expenses.
Restructuring. Restructuring increased by $6 million for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. Restructuring expense for the three months ended June 30, 2025 was attributable to the Company’s workforce reductions, related consulting fees, and expenses associated with lease terminations incurred during the period.
Restructuring increased by $9 million, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. Restructuring expense for the six months ended June 30, 2025 was attributable to the Company’s workforce reductions, related consulting fees, and expenses associated with lease terminations incurred during the period.
Gain (loss) on Extinguishment of Debt
Gain (loss) on extinguishment of debt increased by $11 million, for both the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. The gain on extinguishment of debt during the three and six months ended June 30, 2025 was primarily attributable to the Company’s partial extinguishment of its 2026 Notes.
Interest Expense
Interest expense increased by $6 million, or 20%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily attributable to an increase in average balances in our non-recourse asset-backed debt and interest expense on the Company’s Convertible Senior Notes.
Interest expense increased by $2 million, or 3%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily attributable to interest expense on the Company’s Convertible Senior Notes.
Other Income — Net
Other income — net decreased by $2 million, or 17%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily attributable to lower interest income due to a reduction in average cash, cash equivalents and restricted cash balances.
Other income — net decreased by $13 million, or 48%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily attributable to lower interest income due to a reduction in the average cash, cash equivalents and restricted cash balances.
Income Tax Expense
Income tax expense changed by a nominal amount for the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities. As of June 30, 2025, we had cash and cash equivalents of $789 million and restricted cash of $396 million. The increase in our cash, cash equivalents and marketable securities balance of $110 million as compared to December 31, 2024 resulted primarily from $75 million of net proceeds from the issuance of convertible senior notes and capital released as a result of a decrease in real estate inventory partially offset by operating losses. The increase in our restricted cash balance of $304 million as compared to December 31, 2024 was primarily a result of capital released as a result of a decrease in real estate inventory partially offset by $182 million net principal payments on non-recourse asset-backed debt.
As of June 30, 2025, the Company had total outstanding balances on our asset-backed debt of $1.8 billion and aggregate principal outstanding from convertible senior notes of $460 million. In addition, we had undrawn borrowing capacity of $6.0 billion under our non-recourse asset-backed debt facilities (as described further below), of which $301 million was committed.
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
In May 2025, the Company entered into privately negotiated transactions with certain holders of the 0.25% senior convertible notes due in 2026 (the “2026 Notes”) and new investors, pursuant to which the Company issued $325 million aggregate principal amount of 7.00% senior convertible notes due 2030 (the “2030 Notes”; collectively with the 2026 Notes, “Convertible Senior Notes”) consisting of (i) $246 million aggregate principal amount of 2030 Notes issued in exchange for $246 million principal amount of 2026 Notes and (ii) $79 million aggregate principal amount of 2030 Notes issued for cash. Such transactions resulted in gross cash proceeds of $75 million, excluding certain fees and other offering expenses, and represent an issue price of 95%.
In May 2024, the Company entered into an at-the-market equity offering sales agreement (the “ATM Agreement”) with Barclays Capital Inc. and Virtu Americas LLC, as sales agents (the “Agents”), pursuant to which the Company may offer and sell, from time to time, through the Agents, shares of the Company’s common stock having an aggregate offering price of up to $200 million. Under the ATM Agreement, the Agents may sell shares by any method deemed to be an “at-the-market offering.” During the three and six months ended June 30, 2025, there was no activity pursuant to the ATM Agreement.
We have incurred losses from inception through June 30, 2025, with the exception of net income during the three months ended March 31, 2022 and three months ended June 30, 2023, and we expect to incur additional losses in the future. Our ability to service our debt and fund working capital, business operations and capital expenditures will depend on our ability to generate cash from operating activities, which is subject to our future operating success, and ability to obtain inventory acquisition financing on reasonable terms, which is subject to factors beyond our control, including potential economic recession, rising interest rates, inflation and general economic, political and financial market conditions.
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
Our asset-backed facilities are each collateralized by a specified pool of assets, consisting of real estate inventory, restricted cash and equity interests in certain consolidated subsidiaries of Opendoor that directly or indirectly own our real estate inventory. The terms of our inventory financing facilities require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). As of June 30, 2025, the Company was in compliance with all financial covenants.
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
We would be required to keep amounts in restricted cash accounts to collateralize our asset-backed term debt facilities if the property borrowing base is insufficient to satisfy the borrowing base requirements or if the value of the assets of a certain Opendoor subsidiary declines below certain levels. If these events occur, we may utilize other available credit facilities for our cash needs, potentially at higher interest rates. The amounts required to be kept in restricted cash accounts may fluctuate due to seasonality, timing of property acquisitions and resales, and the outstanding loan balances under our asset-backed term debt facilities.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table summarizes certain details related to our non-recourse asset-backed debt as of June 30, 2025 (in millions, except interest rates):

		Outstanding Amount
June 30, 2025	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$—	$—	—%	June 25, 2027	June 25, 2027
Revolving Facility 2018-3	1,000	113	—	7.28%	September 29, 2026	September 29, 2026
Revolving Facility 2019-1	300	40	—	7.24%	February 18, 2027	February 18, 2027
Revolving Facility 2019-2	300	86	—	7.19%	October 2, 2026	October 1, 2027
Revolving Facility 2019-3	100	11	—	7.27%	April 5, 2027	April 3, 2028
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	400	—	100	6.44%	February 24, 2026	August 24, 2026
Term Debt Facility 2021-S2	400	300	—	3.57%	September 10, 2025	March 10, 2026
Term Debt Facility 2021-S3	1,000	—	750	3.75%	January 31, 2027	July 31, 2027
Term Debt Facility 2022-S1	—	—	—	4.57%	March 1, 2025	September 1, 2025
Total	$4,500	$550	$850
Issuance Costs		—	(6)
Carrying Value		$550	$844

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	3,000	—	200	12.50%	February 25, 2028	February 25, 2029
Term Debt Facility 2022-M1	250	—	150	12.50%	January 31, 2027	November 1, 2027
Total	$3,250	$—	$350
Issuance Costs			(5)
Carrying Value			$345

Total Non-Recourse Asset-backed Debt	$7,750	$550	$1,189
Asset-backed Senior Revolving Credit Facilities
We classify the senior revolving credit facilities as current liabilities on our condensed consolidated balance sheets. In some cases, the borrowing capacity amounts under the asset-backed senior revolving credit facilities as reflected in the table are not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. As of June 30, 2025, we had committed borrowing capacity with respect to asset-backed senior revolving credit facilities of $440 million.
The revolving period end dates and final maturity dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. Certain of our asset-backed senior revolving credit facilities may also have additional extension options that are subject to lender approval that are not reflected in the table above.
Asset-backed Senior Term Debt Facilities
We classify our senior term debt facilities as current or non-current liabilities in our condensed consolidated balance sheets based on the applicable final maturity date. The carrying value of the non-current liabilities is reduced by issuance costs of $6 million. In some cases, the borrowing capacity amounts under the asset-backed senior term debt facilities as reflected in the table are not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. As of June 30, 2025, we had committed borrowing capacity with respect to asset-backed senior term debt facilities of $1.2 billion.

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
Asset-backed Mezzanine Term Debt Facilities
In addition to the asset-backed senior revolving credit facilities and asset-backed senior term debt facilities, we have issued asset-backed mezzanine term debt facilities which are subordinated to the related senior facilities. The borrowing capacity amounts under the asset-backed mezzanine term debt facilities as reflected in the table are not fully committed and any borrowing above the committed amounts are subject to the applicable lender’s discretion. As of June 30, 2025, we had committed borrowing capacity with respect to asset-backed mezzanine term debt facilities of $450 million.
Convertible Senior Notes
In August 2021, we issued the 2026 Notes and in May 2025, we issued the 2030 Notes. The table below summarizes certain details related to our Convertible Senior Notes (in millions), as of June 30, 2025, which includes certain repurchases:

June 30, 2025	Remaining Aggregate Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
2026 Notes	$135	$—	$135
2030 Notes	325	(23)	302
Total Convertible Senior Notes	$460	$(23)	$437
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as well as the assets, liabilities and equity related to Opendoor Technologies Inc. (Parent Company Only) (“Parent Company”) and subsidiaries that are not VIEs, as of June 30, 2025 (in millions):

		VIE	Non-VIE	Total
CURRENT ASSETS:
Cash and cash equivalents		$—	$789	$789
Restricted cash		386	10	396
Escrow receivable		10	—	10
Real estate inventory		1,526	38	1,564
Inventory valuation adjustment		(32)	(2)	(34)
Real estate inventory, net		1,494	36	1,530
Other current assets		2	70	72
Total current assets		1,892	905	2,797
OTHER ASSETS	(1)	—	110	110
TOTAL ASSETS		$1,892	$1,015	$2,907

CURRENT LIABILITIES:
Current asset-backed senior revolving credit		$250	$—	$250
Current asset-backed senior term debt		300	—	300
Other current liabilities	(2)	22	71	93
Total current liabilities		572	71	643
Non-current asset-backed mezzanine term debt		345	—	345
Non-current asset-backed senior term debt		844	—	844
CONVERTIBLE SENIOR NOTES		—	437	437
LEASE LIABILITIES – Net of current portion		—	6	6
OTHER LIABILITIES		—	1	1
TOTAL LIABILITIES		$1,761	$515	$2,276

SHAREHOLDERS’ EQUITY:		$131	$500	$631
________________
(1)The Company’s consolidated Other Assets include the following assets as shown in the Condensed Consolidated Balance Sheets: Property and Equipment - Net, $37 million; Right of Use Assets, $9 million; Goodwill, $3 million; and Other Assets, $61 million.
(2)The Company’s consolidated Other Current Liabilities include the following liabilities as shown in the Condensed Consolidated Balance Sheets: Accounts Payable and Other Accrued Liabilities, $86 million; Interest Payable, $5 million; and Lease Liabilities – Current, $2 million.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in millions)	2025	2024
Net cash provided by (used in) operating activities	$544	$(577)
Net cash provided by investing activities	$—	$31
Net cash used in financing activities	$(122)	$(83)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$422	$(629)
Net Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities was $544 million and $(577) million for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, cash provided by operating activities was primarily driven by the $593 million decrease in real estate inventory, partially offset by our net loss, net of non-cash items, of $33 million. For the six months ended June 30, 2024, cash used in operating activities was primarily driven by a $498 million increase in real estate inventory and our net loss, net of non-cash items, of $57 million.
Net Cash Provided by Investing Activities
Net cash provided by investing activities was $— million and $31 million for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, cash provided by investing activities primarily consisted of a decrease in marketable securities of $6 million, offset by a $6 million increase in property and equipment principally related to IDSW capitalization. For the six months ended June 30, 2024, cash provided by investing activities primarily consisted of a decrease in marketable securities of $47 million, partially offset by an $16 million increase in property and equipment principally related to IDSW capitalization.
Net Cash Used in Financing Activities
Net cash used in financing activities was $122 million and $83 million for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, cash used in financing activities was primarily attributable to $182 million net principal payments on non-recourse asset-backed debt, partially offset by $75 million of proceeds from the issuance of convertible senior notes, net of discount. For the six months ended June 30, 2024, cash used in financing activities was primarily attributable to $85 million of net principal payments on non-recourse asset-backed debt.
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, except for the

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
categories of contractual obligations discussed above with respect to the Convertible Senior Notes and otherwise included in the table below, which have been updated to reflect our contractual obligations as of June 30, 2025:

	Payment Due by Year
(in millions)	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Senior revolving credit facilities(1)	$254	$254	$—	$—	$—
Senior and mezzanine term debt facilities(2)	1,710	386	1,107	217	—
Convertible senior notes(3)	575	23	181	371	—
Operating lease(4)	10	1	4	4	1
Purchase commitments(5)	120	120	—	—	—
Total	$2,669	$784	$1,292	$592	$1
______________
(1)Represents the principal amounts outstanding as of June 30, 2025. Includes estimated interest payments, calculated using the variable rate in existence at period end over an assumed holding period of 90 days. Borrowings under the senior revolving credit facilities are payable as the related inventory is sold. The payment is expected to be within one year of June 30, 2025.
(2)Represents the principal amounts outstanding as of June 30, 2025 and estimated interest payments assuming the principal balances remain outstanding until maturity. The final maturity dates of the senior and mezzanine term debt facilities vary, as discussed above.
(3)Represents the principal amounts outstanding as of June 30, 2025 and interest payments assuming the principal balances remain outstanding until maturity.
(4)Represents future payments for long-term operating leases that have commenced, or have been executed but not yet commenced, as of June 30, 2025. In May 2025, the Company amended its Tempe, Arizona office lease to terminate the Company’s obligations with respect to a portion of the leased premises, which resulted in a decrease of undiscounted, future lease payments of $10 million.
(5)As of June 30, 2025, we were under contract to purchase 393 homes for an aggregate purchase price of $120 million.
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
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the condensed consolidated financial statements. Based on this definition, critical accounting policies and estimates are discussed in “Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to these critical accounting estimates during the first six months of 2025. In addition, we have other key accounting policies and estimates that are described in “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 1. Description of Business and Accounting Policies” in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
We are subject to market risk by way of changes in interest rates on borrowings under our inventory financing facilities. As of June 30, 2025, we had total outstanding balances on our asset-backed debt of $1.8 billion, 86% of which was based on a fixed rate with an average duration of 2.0 years and the remaining 14% of which was based on a floating rate. Total property financing interest expense for the six months ended June 30, 2025 was $58 million, of which $46 million was fixed and $12 million was floating. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. Many of our floating rate debt facilities also have benchmark rate floors. See “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 5. Credit Facilities and Long-Term Debt” for additional information regarding our inventory financing facilities and fixed and floating interest rates. Assuming no change in the outstanding borrowings on our credit facilities, we estimate that a one percentage point increase in applicable benchmark rates would increase our annual interest expense by approximately $3 million as of June 30, 2025.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2025.

OPENDOOR TECHNOLOGIES INC.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to our risk factors since the Annual Report, other than the following:
We utilize a significant amount of debt and financing arrangements in the operation of our business. Our cash flows and operating results could be adversely affected by required payments of debt or related interest and other risks of our debt financing.
As of June 30, 2025, we had approximately $1.8 billion of non-recourse asset-backed loans. Our leverage could have meaningful consequences to us, including increasing our vulnerability to economic downturns, limiting our ability to withstand competitive pressures, or reducing our flexibility to respond to changing business and economic conditions. We are also subject to general risks associated with debt financing, including (1) our cash flow may not be sufficient to satisfy required payments of principal and interest; (2) we may not be able to refinance our existing indebtedness or refinancing terms may be less favorable to us than the terms of our existing debt; (3) debt service obligations or facility prepayments could reduce funds available for capital investment and general corporate purposes; and (4) any default on our indebtedness could result in acceleration of the indebtedness and foreclosure on the homes collateralizing that indebtedness, with our attendant loss of any prospective income and equity value from such property. Any of these risks could place strains on our cash flows, reduce our ability to grow, and adversely affect our results of operations.
If the holders of our 0.25% convertible senior notes due 2026 (the “2026 Notes”) or our 7.00% convertible senior notes due 2030 (the “2030 Notes” and together with the 2026 Notes, the “Convertible Senior Notes”) become entitled to convert the Convertible Senior Notes pursuant to the related indenture and one or more holders elect to convert their applicable Notes, we would be required to elect to settle either all or a portion of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their Convertible Senior Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Senior Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

OPENDOOR TECHNOLOGIES INC.

We may not have the ability to raise the funds necessary for cash settlement upon conversion of the Convertible Senior Notes or to repurchase the Convertible Senior Notes for cash following a fundamental change or, in respect of the 2030 Notes, to repurchase the 2030 Notes if the holders of the 2030 Notes require so on May 15, 2028, and our future debt may contain limitations on our ability to pay cash upon conversion of the Convertible Senior Notes or to repurchase the Convertible Senior Notes.
Subject to limited exceptions, holders of the Convertible Senior Notes have the right to require us to repurchase their Convertible Senior Notes upon the occurrence of a fundamental change at a cash repurchase price generally equal to 100% of the principal amount of the Convertible Senior Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. Further, holders of the 2030 Notes have the right to require us to repurchase all or part of their 2030 Notes on May 15, 2028. In addition, upon conversion of the Convertible Senior Notes, we will be required to settle the Convertible Senior Notes being converted partially or entirely in cash. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Convertible Senior Notes surrendered therefor or pay the cash amounts due upon conversion. In addition, our ability to repurchase the Convertible Senior Notes or to pay cash upon conversions of the Convertible Senior Notes may be limited by applicable law, by regulatory authorities or by agreements governing our future indebtedness. Our failure to repurchase the Convertible Senior Notes at a time when such repurchase is required by the indenture governing the Convertible Senior Notes or to pay the cash amounts due upon future conversions of the Convertible Senior Notes as required by such indenture would constitute a default under such indenture. A default under the indenture governing the Convertible Senior Notes or the fundamental change itself may also lead to a default under agreements governing our existing or future indebtedness, which may result in such existing or future indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under such existing or future indebtedness and repurchase the Convertible Senior Notes or make cash payments upon conversions thereof.
The accounting method for reflecting the Convertible Senior Notes on our balance sheet, accruing interest expense for the Convertible Senior Notes and reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.
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
In accordance with ASU 2020-06, the Convertible Senior Notes are reflected as a liability on our consolidated balance sheets, with the initial carrying amount equal to the principal amount of the Convertible Senior Notes, net of any debt discount and debt issuance costs. The issuance costs were treated as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the Convertible Senior Notes. As a result of this amortization, the interest expense that we expect to recognize for the Convertible Senior Notes for accounting purposes will be greater than the cash interest payments we will pay on the Convertible Senior Notes, which will result in lower reported earnings.
In addition, the shares underlying the Convertible Senior Notes are reflected in our diluted earnings per share using the “if-converted” method. Under that method, if the conversion value of the Convertible Senior Notes exceeds their principal amount for a reporting period, then we calculate our diluted earnings per share assuming that all of the Convertible Senior Notes were converted at the beginning of the reporting period and that we issued shares of our common stock to settle the excess. However, if reflecting the Convertible Senior Notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the Convertible Senior Notes does not exceed their principal amount for a reporting period, then the shares underlying the Convertible Senior Notes are not reflected in our diluted earnings per share. The application of the if-converted method may reduce our reported diluted earnings per share, and accounting standards may change in the future in a manner that may adversely affect our diluted earnings per share.
We may be unable to satisfy a continued listing rule of Nasdaq.
We are required to meet the continued listing requirements of the Nasdaq Global Select Market and other Nasdaq rules, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price and certain other corporate governance requirements. In particular, we are required to maintain a minimum bid price for our listed common stock of $1.00 per share. If we do not meet these continued listing requirements, our common stock could be delisted. On May 28, 2025, we received a letter from The Nasdaq Stock Market LLC indicating that,

OPENDOOR TECHNOLOGIES INC.

for the last thirty consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Global Select Market under Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided an initial period of 180 calendar days, or until November 24, 2025, to regain compliance. On July 31, 2025, we received a letter from Nasdaq confirming that we had regained compliance with the Bid Price Rule. The notification letter confirmed that, from July 15, 2025 to July 30, 2025, our minimum bid price had been $1.00 per share or higher and, accordingly, we had regained compliance with Nasdaq Listing Rule 5450(a)(1) and that the matter was now closed.
However, if our common stock again closes below the $1.00 per share minimum bid price required by Nasdaq for 30 consecutive business days, we would receive another notice of non-compliance with Nasdaq's listing standards and may be provided a period of 180 calendar days from the date of such notice to regain compliance with the Bid Price Rule. However, there can be no assurance that our common stock will continue to close at or above the $1.00 per share minimum bid price as required by Nasdaq, or that we will otherwise meet the requirements of Nasdaq for continued inclusion for listing on The Nasdaq Global Select Market.
If we are unable to remain listed on Nasdaq or another national securities exchange, we and our stockholders could face significant material adverse consequences, including limited availability of market quotations and analyst coverage for our common stock, and reduced liquidity for the trading of our securities. Additionally, any efforts to regain compliance with Nasdaq's listing standards in the future may result in increased expenses and our management and other personnel needing to devote significant time to the process.
The price of our common stock has been and may in the future be volatile.
The price of our common stock has fluctuated and may fluctuate in the future due to a variety of factors, including:
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
•issuances of shares of our common stock upon conversion of our Notes;
•short sellers manipulating our stock, resulting in a price decrease;
•"short squeezes" and “meme” trading of our common stock or the common equity of companies in our industry;
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
In addition, interest in our common stock from retail and other individual investors, for reasons that are unrelated to our underlying business or macroeconomic or industry fundamentals, could result in increased volatility in the market price of our common stock. For instance, in July 2025, the bid price of our common stock fluctuated between a low of $0.5267 and a high of $4.97, with significant increases in volume over our typical daily trading volume. The recent market volatility and trading patterns we have experienced may be related to, among other factors, strong and atypical retail investor interest, including on social media and online forums, and create several risks for investors, including the following:

OPENDOOR TECHNOLOGIES INC.

•the market price of our common stock has experienced and may continue to experience rapid and substantial increases or decreases that are unrelated to our operating performance, macro or industry fundamentals, and substantial increases may be inconsistent with the risks and uncertainties that we continue to face;
•factors in the public trading market for our common stock may include the sentiment of retail investors (including as may be expressed on financial trading and other social media sites and online forums), the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and any related hedging and other trading factors;
•we have received, and may continue to receive, media coverage that is published or otherwise disseminated by third parties, including blogs, articles, message boards and social and other media, that may not be attributable to the Company and may not be reliable or accurate;
•to the extent volatility in our common stock is caused by a “short squeeze” in which coordinated trading activity causes a spike in the market price of our common stock as traders with a short position make market purchases to avoid or to mitigate potential losses, investors purchase at inflated prices unrelated to our financial performance or prospects, and may thereafter suffer substantial losses as prices decline once the level of short-covering purchases has abated; and
•if the market price of our common stock declines, investors may be unable to resell shares of our common stock at or above the price at which their investment was made. Our common stock may continue to fluctuate or decline significantly in the future, which may result in substantial losses.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
Other than as disclosed in our Current Report on Form 8-K dated May 19, 2025, none.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

OPENDOOR TECHNOLOGIES INC.

Item 6. Exhibits.
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of September 15, 2020, by and among Social Capital Hedosophia Corp. II, Hestia Merger Sub Inc. and Opendoor Labs Inc.	8-K	001-39253	2.1	09/17/2020
3.1	Certificate of Incorporation of Opendoor Technologies Inc.	8-K	001-39253	3.1	12/18/2020
3.2	Amended and Restated Bylaws of Opendoor Technologies Inc.	8-K	001-39253	3.1	01/24/2023
4.1	Specimen Common Stock Certificate of Opendoor Technologies Inc.	S-4/A	333-249302	4.5	11/06/2020
4.2	Warrant Agreement, dated July 28, 2022, between Opendoor Technologies Inc. and Zillow, Inc.	8-K	001-39253	99.2	08/05/2022
4.3	Indenture, dated as of May 16, 2025, between Opendoor Technologies Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-39253	4.1	05/19/2025
4.4	Form of 7.000% Convertible Senior Notes due 2030	8-K	001-39253	Exhibit A to 4.1	05/19/2025
10.1	Form of Exchange and Subscription Agreement for 7.000% Convertible Senior Notes due 2030 of Opendoor Technologies Inc.	8-K	001-39253	10.1	05/09/2025
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*
________________
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

OPENDOOR TECHNOLOGIES INC.
SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENDOOR TECHNOLOGIES INC.

Date:	August 05, 2025	By:	/s/ Carrie Wheeler

			Name:	Carrie Wheeler
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 05, 2025	By:	/s/ Selim Freiha

			Name:	Selim Freiha
			Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)