Form 10-Q
period 2025-09-30
Opendoor Technologies Inc.
filed 2025-11-06
CIK 1801169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s common stock outstanding as of October 30, 2025 was approximately 772,845,479.

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
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding: current and future health and stability of the real estate housing market and general economy; volatility of mortgage interest rates; changes in resale clearance rates and expectations regarding future behavior of consumers and partners; the health and status of our financial condition and expectations with respect to our debt and equity financing; anticipated future results of operations or financial performance; priorities of the Company to achieve future financial and business goals; impacts to our business from political and regulatory activity, including recent trade policies and potential increased tariffs; the likelihood of offer acceptance among high-quality homes in response to refinements to our spread policy; our ability to continue to effectively navigate the markets in which we operate; anticipated future and ongoing impacts and benefits of acquisitions, partnership channel expansions, product innovations and other business decisions; health of our balance sheet to weather ongoing market transitions and any expectation to quickly re-scale in the future upon market stabilization; our ability to adopt an effective approach to manage economic and industry risk, as well as inventory health, including by improving the quality of homes in our portfolio and supporting faster sell-through; our expectations with respect to the future success of our partnerships and our ability to drive significant growth in sales volumes through such partnerships; the expected repurchase of certain of our outstanding convertible notes; the expected terms of the warrants to be issued pursuant to our warrant dividend distribution; our business strategy and plans, including plans to expand into additional markets; market opportunity and expansion and objectives of management for future operations, including statements regarding the benefits and timing of the roll out of new markets, products, or technology; and the expected diversification of funding sources, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “might,” “opportunity,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strategy,” “strive,” “target,” “vision,” “will,” or “would,” any negative of these words or other similar terms or expressions may identify forward-looking statements. The absence of these words does not mean that a statement is not forward-looking.
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
•our ability to leverage artificial intelligence (“AI”) to drive operational efficiency;
•our ability to manage our growth effectively;
•our ability to expeditiously sell and appropriately price our inventory;
•our ability to manage our capital resources and access sources of capital, including debt financing and securitization funding to finance our real estate inventories and other sources of capital to finance operations and growth;
•our ability to maintain liquidity and to raise the funds necessary for any cash settlement upon conversion of our outstanding convertible notes or upon repurchasing our outstanding convertible notes;
•any dilutive effect on our common stock upon any settlement of our outstanding convertible notes through the conversion of notes into shares of our common stock;

OPENDOOR TECHNOLOGIES INC.
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
•the price of our common stock has been and may in the future be volatile; and
•the other important factors described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in Part I. Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”) and in “Part II – Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (the “June 2025 Quarterly Report”).
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

		September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$962	$671
Restricted cash		490	92
Marketable securities		—	8
Escrow receivable		9	6
Real estate inventory, net		1,053	2,159
Other current assets		73	61
Total current assets		2,587	2,997
PROPERTY AND EQUIPMENT – Net		31	48
RIGHT OF USE ASSETS		9	18
GOODWILL		3	3
OTHER ASSETS		70	60
TOTAL ASSETS	(1)	$2,700	$3,126
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities		$91	$92
Non-recourse asset-backed debt – current portion		374	432
Convertible senior notes – current portion		439	—
Interest payable		9	3
Lease liabilities – current portion		1	2
Total current liabilities		914	529
NON-RECOURSE ASSET-BACKED DEBT – Net of current portion		966	1,492
CONVERTIBLE SENIOR NOTES – Net of current portion		—	378
LEASE LIABILITIES – Net of current portion		7	13
OTHER LIABILITIES		2	1
Total liabilities	(2)	1,889	2,413
COMMITMENTS AND CONTINGENCIES (See Note 15)
SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 3,000,000,000 shares authorized; 771,534,057 and 719,990,121 shares issued, respectively; 771,534,057 and 719,990,121 shares outstanding, respectively		—	—
Additional paid-in capital		4,740	4,438
Accumulated deficit		(3,929)	(3,725)
Accumulated other comprehensive loss		—	—
Total shareholders’ equity		811	713
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$2,700	$3,126
________________
(1)The Company’s consolidated assets at September 30, 2025 and December 31, 2024 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $480 and $81; Real estate inventory, net, $1,035 and $2,141; Escrow receivable, $9 and $6; Other current assets, $4 and $8; and Total assets of $1,528 and $2,236, respectively.
(2)The Company’s consolidated liabilities at September 30, 2025 and December 31, 2024 include the following liabilities for which the VIE creditors generally do not have recourse to Opendoor: Accounts payable and other accrued liabilities, $18 and $21; Current portion of non-recourse asset-backed debt, $374 and $432; Interest payable, $1 and $3; Non-recourse asset-backed debt, net of current portion, $966 and $1,492; and Total liabilities, $1,359 and $1,948, respectively. See “Note 4. Variable Interest Entities” for additional information regarding our VIEs.
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are presented in thousands, and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE	$915	$1,377	$3,635	$4,069
COST OF REVENUE	849	1,272	3,342	3,721
GROSS PROFIT	66	105	293	348
OPERATING EXPENSES:
Sales, marketing and operations	66	96	250	325
General and administrative	48	46	109	141
Technology and development	19	30	61	108
Restructuring	1	—	10	—
Total operating expenses	134	172	430	574
LOSS FROM OPERATIONS	(68)	(67)	(137)	(226)
(LOSS) GAIN ON EXTINGUISHMENT OF DEBT	(1)	—	9	(1)
INTEREST EXPENSE	(34)	(34)	(103)	(101)
OTHER INCOME – Net	14	23	28	50
LOSS BEFORE INCOME TAXES	(89)	(78)	(203)	(278)
INCOME TAX EXPENSE	(1)	—	(1)	(1)
NET LOSS	$(90)	$(78)	$(204)	$(279)
Net loss per share attributable to common shareholders:
Basic	$(0.12)	$(0.11)	$(0.28)	$(0.40)
Diluted	$(0.12)	$(0.11)	$(0.28)	$(0.40)
Weighted-average shares outstanding:
Basic	741,939	705,359	731,722	693,796
Diluted	741,939	705,359	731,722	693,796

See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NET LOSS	$(90)	$(78)	$(204)	$(279)
OTHER COMPREHENSIVE INCOME:
Unrealized gain on marketable securities	—	—	—	1
COMPREHENSIVE LOSS	$(90)	$(78)	$(204)	$(278)
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except number of shares)
(Unaudited)

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE–June 30, 2025	733,592,980	$—	$4,470	$(3,839)	$—	$631
Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	6,897,890	—	—	—	—	—
Exercise of stock options	2,648,969	—	4	—	—	4
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	641,139	—	1	—	—	1
Issuance of common stock in connection with PIPE offering, net of equity issuance costs	6,165,412	—	41	—	—	41
Issuance of common stock under at-the-market offering, net of equity issuance costs	21,587,667	—	195	—	—	195
Settlement of Capped Calls related to the 2026 Notes	—	—	1	—	—	1
Stock-based compensation	—	—	28	—	—	28
Other comprehensive income	—	—	—	—	—	—
Net loss	—	—	—	(90)	—	(90)
BALANCE–September 30, 2025	771,534,057	$—	$4,740	$(3,929)	$—	$811

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE–December 31, 2024	719,990,121	$—	$4,438	$(3,725)	$—	$713
Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	19,528,927	—	2	—	—	2
Exercise of stock options	2,677,452	—	4	—	—	4
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	1,584,478	—	2	—	—	2
Issuance of common stock in connection with PIPE offering, net of equity issuance costs	6,165,412	—	41	—	—	41
Issuance of common stock under at-the-market offering, net of equity issuance costs	21,587,667	—	195	—	—	195
Settlement of Capped Calls related to the 2026 Notes	—	—	1	—	—	1
Stock-based compensation	—	—	57	—	—	57
Other comprehensive income	—	—	—	—	—	—
Net loss	—	—	—	(204)	—	(204)
BALANCE–September 30, 2025	771,534,057	$—	$4,740	$(3,929)	$—	$811

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

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(204)	$(279)
Adjustments to reconcile net loss to cash, cash equivalents, and restricted cash provided by (used in) operating activities:
Depreciation and amortization	33	37
Amortization of right of use asset	2	4
Stock-based compensation	54	91
Inventory valuation adjustment	48	51
Changes in fair value of equity securities	3	7
Other	7	6
(Gain) loss on extinguishment of debt	(9)	1
Gain on deconsolidation, net	—	(14)
Changes in operating assets and liabilities:
Escrow receivable	(3)	(6)
Real estate inventory	1,054	(422)
Other assets	(15)	9
Accounts payable and other accrued liabilities	4	4
Interest payable	6	1
Lease liabilities	(1)	(5)
Net cash provided by (used in) operating activities	979	(515)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9)	(22)
Proceeds from sales, maturities, redemptions and paydowns of marketable securities	6	55
Purchase of equity investments	(6)	—
Cash impact of deconsolidation of subsidiaries	—	(2)
Net cash (used in) provided by investing activities	(9)	31
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of discount	75	—
Settlement of capped calls related to the convertible senior notes	1	—
Proceeds from exercise of stock options	4	—
Proceeds from issuance of common stock for ESPP	2	5
Proceeds from PIPE offering	41	—
Proceeds from the issuance of common stock under at-the-market offering, net	198	—
Proceeds from non-recourse asset-backed debt	684	417
Principal payments on non-recourse asset-backed debt	(1,268)	(424)
Payment of loan origination fees and debt issuance costs	(16)	—
Other financing activities	(2)	—
Net cash used in financing activities	(281)	(2)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	689	(486)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – Beginning of period	763	1,540
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	$1,452	$1,054
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid during the period for interest	$88	$93
DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation expense capitalized for internally developed software	$3	$15
Principal value of 2026 Notes extinguished in Debt Exchange	$(246)	$—
Principal value of 2030 Notes issued in Debt Exchange	$246	$—
Investment in non-marketable equity securities of deconsolidated entities	$3	$39
RECONCILIATION TO CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$962	$829
Restricted cash	490	225
Cash, cash equivalents, and restricted cash	$1,452	$1,054
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements as of September 30, 2025 and December 31, 2024 and for the three and nine month periods ended September 30, 2025 and 2024 include the accounts of Opendoor, its wholly owned subsidiaries and VIEs where the Company is the primary beneficiary. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements herein.
The accompanying interim condensed consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 ( the “Annual Report”) filed on February 27, 2025.

At-The-Market Equity Offering

In May 2024, the Company entered into an at-the-market equity offering sales agreement (the “ATM Agreement”) with Barclays Capital Inc. and Virtu Americas LLC, as sales agents (the “Agents”), pursuant to which the Company may offer and sell, from time to time, through the Agents, shares of the Company’s common stock having an aggregate offering price of up to $200 million. Under the ATM Agreement, the Agents may sell shares by any method deemed to be an “at-the-market offering.” During the three and nine months ended September 30, 2025, the Company issued and sold an aggregate of 21,587,667 shares at a weighted average price of $9.26 per share, under the ATM Agreement for total cash proceeds, after commissions, of approximately $198 million, and Net Proceeds, as defined in the ATM Agreement, of approximately $195 million. As of September 30 2025, there are no shares available for issuance under the ATM Agreement.

Private Investment in Public Equity Offerings
On September 10, 2025, the Company closed certain private investment in public equity (“PIPE”) offerings and entered into purchase agreements with accredited investors that resulted in aggregate gross cash proceeds to the Company of approximately $41 million. See “Note 13 — Related Parties” to the condensed consolidated financial statements for details regarding the PIPE offerings.
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
Significant Risks and Uncertainties
The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, the Company believes that changes in any of the following factors could have a significant negative effect on the Company in terms of its future financial position, results of operations or cash flows: its rates of revenue growth; its ability to manage inventory; engagement and usage of its products; the effectiveness of its investment of resources to pursue strategies; competition in its market; the stability of the residential real estate market; the impact of interest rate changes on demand for and pricing of its products and on the cost of capital; its ability to leverage artificial intelligence (“AI”) to drive operational efficiency; impacts to its business from political and regulatory activity, including recent trade policies, potential increased tariffs; changes in technology, products, markets or services by the Company or its competitors; its ability to maintain or establish relationships with listings and data providers; its ability to obtain or maintain licenses and permits to support its current and future businesses; actual or anticipated changes to its products and services; changes in government regulation affecting its business; the outcomes of legal proceedings; natural disasters and catastrophic events, such as pandemics or epidemics; scaling and adaptation of existing technology and network infrastructure; its management of its growth; its ability to attract and retain qualified employees and key personnel; its ability to successfully integrate and realize the benefits of its past or future strategic acquisitions or investments; the protection of customers’ information and other privacy concerns; the protection of its brand and intellectual property; and intellectual property infringement and other claims, among other things.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 1. Description of Business and Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the nine-month period ended September 30, 2025, except as noted below.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Technology and development	$2	$1	5	4
Total impairment loss	$2	$1	$5	$4

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
Convertible Senior Notes
The Company accounts for each series of its convertible senior notes wholly as debt. The Company has not identified any material embedded features contained within its notes which would require bifurcation from the debt host. As applicable, any debt discount and debt issuance costs incurred in connection with the issuance of the notes are recorded as a direct deduction from the carrying amount of the notes. These amounts are amortized to interest expense using the effective interest method over the expected term of the notes, or if applicable, to the earliest date the noteholder may exercise a put option. Upon conversion, the carrying amount of the notes, including any unamortized debt issuance costs and unamortized discounts, are reduced by cash paid, with any difference being reflected as a change in equity. No gain or loss will be recognized upon conversion. Upon extinguishment of any portion of the notes, the difference between the repurchase price of the extinguished notes and the respective net carrying amount is recorded as a gain or loss in (Loss) gain on extinguishment of debt in the condensed consolidated statements of operations. See “Note 5 — Credit Facilities and Long-Term Debt” for further details on the Company’s notes.
Stock-Based Compensation
Market Condition Restricted Stock Units (“RSUs”)
The Company has granted certain employees dual-trigger RSUs with vesting conditions including both an applicable market condition as well as a service condition. As described in the share agreement, the applicable market condition is satisfied upon the Company's achievement of certain share price milestones, while the service condition is satisfied through continued service to the Company.
For market-based RSUs, the Company determines the grant-date fair value utilizing Monte Carlo simulations, which incorporate various assumptions, including expected stock price volatility, contractual term, dividend yield, and stock price at grant date. The Company estimates the volatility of common stock on the date of grant based on the Company’s historical stock price volatility. As the Company had no history of dividend payments and had not declared any prospective dividends, a 0% dividend yield was assumed.
For stock-based compensation, each market-based condition is treated as an accounting unit and expense is recognized over the requisite service period with respect to each unit. The Company determines the requisite service period by comparing the derived service period to achieve the market-based condition and the explicit service-based period, if any, using the longer of the two service periods as the requisite service period.
Recently Issued Accounting Standards
Recently Adopted Accounting Standards
For the nine months ended September 30, 2025, the Company did not adopt any material new accounting standards.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software, to modernize the outdated guidance for accounting for software costs by aligning the accounting with how software is developed today. The effective date for the standard is for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2025-06 should be applied either prospectively, retrospectively, or utilizing a modified transition approach. The Company is currently assessing the impact on the Company's condensed consolidated financial statements and disclosures.
In September 2025, the FASB issued an accounting standards update, ASU 2025-07. This update clarifies the application of derivative accounting to certain contracts and refines the guidance for share-based noncash consideration received from customers. Specifically, ASU 2025-07 introduces a scope exception for contracts that are not exchange-traded and whose underlying is tied to operations or activities specific to one party. It also clarifies that share-based noncash consideration from a customer should initially be accounted for under Topic 606 until the right to receive or retain such consideration becomes unconditional, at which point financial instruments guidance may apply. The effective date for the standard is for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2025-07 should be applied either prospectively or by utilizing a modified retrospective approach. The Company is currently assessing the impact on the Company's condensed consolidated financial statements and disclosures.
2.REAL ESTATE INVENTORY
The following table presents the components of inventory, net of applicable inventory valuation adjustments of $32 million and $26 million, as of September 30, 2025 and December 31, 2024, respectively (in millions):

	September 30, 2025	December 31, 2024
Work in progress	$122	$577
Finished goods:
Listed for sale	657	1,302
Under contract for sale	274	280
Total real estate inventory	$1,053	$2,159
As of September 30, 2025, the Company was in contract to purchase 526 homes for an aggregate purchase price of $164 million.
During the three and nine months ended September 30, 2025, the Company recorded valuation adjustments for real estate inventory of $15 million and $48 million, respectively, in Cost of revenue in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2024, the Company recorded valuation adjustments for real estate inventory of $10 million and $51 million, respectively, in Cost of revenue in the condensed consolidated statements of operations.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
3.CASH, CASH EQUIVALENTS, AND INVESTMENTS
The amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents, and marketable securities as of September 30, 2025 and December 31, 2024, were as follows (in millions):

	September 30, 2025
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$54	$—	$—	$54	$54	$—
Money market funds	908	—	—	908	908	—
Total	$962	$—	$—	$962	$962	$—

	December 31, 2024
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$60	$—	$—	$60	$60	$—
Money market funds	611	—	—	611	611	—
Equity securities	8	—	—	8	—	8
Total	$679	$—	$—	$679	$671	$8
The Company had no marketable equity securities as of September 30, 2025. During the three and nine months ended September 30, 2024, the Company recognized $3 million and $7 million of net unrealized losses in the condensed consolidated statements of operations related to marketable equity securities held as of September 30, 2024.

A summary of non-marketable equity securities and equity method investment balances as of September 30, 2025 and December 31, 2024 were as follows (in millions):

	September 30, 2025	December 31, 2024
Equity method investments	$20	$20
Non-marketable equity securities	48	39
Total	$68	$59
No unrealized losses were recognized during both the three and nine months ended September 30, 2025 and September 30, 2024 in the condensed consolidated statements of operations related to non-marketable equity securities held as of September 30, 2025 and September 30, 2024, respectively.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as of September 30, 2025 and December 31, 2024 (in millions):

	September 30, 2025	December 31, 2024
Assets
Restricted cash	$480	$81
Real estate inventory, net	1,035	2,141
Other(1)	13	14
Total assets	$1,528	$2,236
Liabilities
Non-recourse asset-backed debt	$1,340	$1,924
Other(2)	19	24
Total liabilities	$1,359	$1,948
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
5.CREDIT FACILITIES AND LONG-TERM DEBT
The following tables summarize certain details related to the Company's non-recourse asset-backed debt as of September 30, 2025 and December 31, 2024 (in millions, except interest rates):

		Outstanding Amount
September 30, 2025	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$—	$—	—%	June 25, 2027	June 25, 2027
Revolving Facility 2018-3	1,000	6	—	7.28%	September 29, 2026	September 29, 2026
Revolving Facility 2019-1	300	—	—	7.24%	February 18, 2027	February 18, 2027
Revolving Facility 2019-2	300	—	—	7.15%	October 2, 2026	October 1, 2027
Revolving Facility 2019-3	100	—	—	7.28%	April 5, 2027	April 3, 2028
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	400	100	—	5.88%	February 24, 2026	August 24, 2026
Term Debt Facility 2021-S2	268	268	—	3.57%	September 10, 2025	March 10, 2026
Term Debt Facility 2021-S3	1,000	—	625	3.75%	January 31, 2027	July 31, 2027
Total	$4,368	$374	$625
Issuance Costs		—	(4)
Carrying Value		$374	$621

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	3,000	—	200	12.00%	February 25, 2028	February 25, 2029
Term Debt Facility 2022-M1	250	—	150	12.24%	January 31, 2027	November 1, 2027
Total	$3,250	$—	$350
Issuance Costs			(5)
Carrying Value			$345

Total Non-Recourse Asset-backed Debt	$7,618	$374	$966

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
As of September 30, 2025, the Company had total borrowing capacity with respect to its non-recourse asset-backed debt of $7.6 billion. Borrowing capacity amounts under non-recourse asset-backed debt as reflected in the table above are in some cases not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. Any amounts repaid for senior term and mezzanine term debt facilities reduce total borrowing capacity as repaid amounts are not available to be reborrowed. As of September 30, 2025, the Company had committed borrowing capacity with respect to the Company’s non-recourse asset-backed debt of $1.8 billion; this committed borrowing capacity is comprised of $400 million for senior revolving credit facilities, $993 million for senior term debt facilities, and $450 million for mezzanine term debt facilities.

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
The terms of these inventory financing facilities and related financing documents require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). Certain of these financial covenants are calculated by reference to Opendoor Labs Inc. and its consolidated subsidiaries’ assets and liabilities. As a result, under certain circumstances, this may limit the Company’s flexibility to transfer assets from Opendoor subsidiaries to the Parent Company. At September 30, 2025 and December 31, 2024, $200 million and $250 million, respectively, of the Company’s net assets were restricted as they reflect minimum net asset requirements at Opendoor Labs Inc. As of September 30, 2025, the Company was in compliance with all financial covenants and no event of default had occurred.
Convertible Senior Notes
In August 2021, the Company issued 0.25% senior convertible notes due 2026 (the “2026 Notes”) and in May 2025, the Company issued 7.00% senior convertible notes due 2030 (the “2030 Notes”; collectively with the 2026 Notes, “Convertible Senior Notes”). The following tables summarize certain details related to the Convertible Senior Notes (in millions, except interest rates):

September 30, 2025	Remaining Aggregate Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
2026 Notes	$135	$—	$135
2030 Notes	325	(21)	304
Total Convertible Senior Notes	$460	$(21)	$439

December 31, 2024	Remaining Aggregate Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
2026 Notes	$381	$(3)	$378
Total Convertible Senior Notes	$381	$(3)	$378

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)

September 30, 2025	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	Semi-Annual Interest Payment Dates	Conversion Rate	Conversion Price
2026 Notes	August 15, 2026	0.25%	0.78%	February 15; August 15	51.9926	$19.23
2030 Notes	May 15, 2030	7.00%	9.47%	May 15; November 15	637.105	$1.57
2026 Notes
The 2026 Notes are convertible at the option of the holders of the 2026 Notes before February 15, 2026 only upon the occurrence of certain events. In addition, the holders of the 2026 Notes will have the right to require the Company to repurchase all or part of their 2026 Notes if certain corporate events occur that constitute a fundamental change. Beginning on August 20, 2024, the Company has the option to redeem the 2026 Notes, in whole or in part, upon meeting certain conditions related to the price of the Company's common stock. The redemption price will be paid in cash equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any. Beginning on February 15, 2026 and until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2026 Notes are convertible at any time at the election of each noteholder. The conversion rate and conversion price are subject to customary adjustments under certain circumstances. In addition, if certain corporate events that constitute a make-whole fundamental change occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. Upon conversion, the Company may satisfy its obligation by paying cash for the outstanding principal balance, and, a combination of cash and the Company's common stock, at the Company's election, for the remaining amount, if any, based on the applicable conversion rate. Refer to 2030 Notes section below for information regarding the extinguishment of certain 2026 Notes.
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
The 2030 Notes are convertible at the option of the holders of the 2030 Notes before November 15, 2029 only upon the occurrence of certain events. In addition, the holders of the 2030 Notes will have the right to require the Company to repurchase all or part of their 2030 Notes (i) if certain corporate events occur that constitute a fundamental change or (ii) for a one-time optional repurchase on May 15, 2028. Beginning on May 22, 2028, the Company has the option to redeem the 2030 Notes, in whole or in part, upon meeting certain conditions related to the price of the Company's common stock. The redemption or repurchase price will be paid in cash equal to 100% of the principal amount of the 2030 Notes to be redeemed or repurchased, plus accrued and unpaid interest, if any. Beginning on November 15, 2029 and until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2030 Notes are convertible at any time at the election of each noteholder. The conversion rate and conversion price are subject to customary adjustments under certain circumstances. In addition, if certain corporate events that constitute a make-whole fundamental change occur, then the conversion rate will, under certain circumstances, be increased for a specified period of time. Upon conversion, the Company may satisfy its obligation by paying cash for the outstanding principal balance, and, a combination of cash and the Company's common stock, at the Company's election, for the remaining amount, if any, based on the applicable conversion rate.
The 2030 Notes become convertible during any calendar quarter if, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days. This condition was met during the third quarter of 2025. Accordingly, the 2030 Notes are convertible at the option of the noteholders from October 1, 2025 through December 31, 2025 and are classified as a current liability in the condensed consolidated balance sheet as of September 30, 2025.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
The following table summarizes the interest expense related to the Convertible Senior Notes (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Contractual interest	$6	$1	$9	$1
Amortization of debt discount and issuance costs	2	—	4	1
Total Convertible Senior Notes interest expense	$8	$1	$13	$2
Capped Calls
In August 2021, in connection with the issuance of the 2026 Notes, the Company purchased capped calls (the “Capped Calls”) from certain financial institutions at a cost of $119 million. The Capped Calls covered, subject to customary adjustments, the number of shares of the Company's common stock underlying the 2026 Notes. By entering into the Capped Calls, the Company expected to reduce the potential dilution to its common stock (or, in the event a conversion of the 2026 Notes was settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2026 Notes its common stock price exceeded the conversion price. The Capped Calls had an initial strike price of $19.23 per share and an initial cap price of $29.59 per share or a cap price premium of 100%.
In December 2024, the Company settled 75% of the Capped Calls. In August 2025, the Company settled the remaining outstanding Capped Calls and received cash of $1 million from certain counterparties, which was recognized as an increase in additional paid-in-capital in the third quarter of 2025.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
As of September 30, 2025, the Company did not have any assets or liabilities measured at fair value on a recurring basis. The following table presents the levels of the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of December 31, 2024 (in millions):

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
Fair Value of Financial Instruments
The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis (in millions):

	September 30, 2025
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$962	$962	$962	$—
Restricted cash	490	490	490	—
Liabilities:
Non-recourse asset-backed debt – current portion	$374	$370	$—	$370
Convertible senior notes – current portion	439	1,819	—	1,819
Non-recourse asset-backed debt – net of current portion	966	957	—	957

	December 31, 2024
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$671	$671	$671	$—
Restricted cash	92	92	92	—
Liabilities:
Non-recourse asset-backed debt – current portion	$432	$431	$—	$431
Non-recourse asset-backed debt – net of current portion	1,492	1,443	—	1,443
Convertible senior notes – net of current portion	378	336	—	336

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)

7.PROPERTY AND EQUIPMENT
Property and equipment as of September 30, 2025 and December 31, 2024, consisted of the following (in millions):

	September 30, 2025	December 31, 2024
Internally developed software	$107	$106
Computers	4	9
Security systems	3	4
Office equipment	2	2
Furniture and fixtures	1	1
Software implementation costs	1	1
Total	118	123
Accumulated depreciation and amortization	(87)	(75)
Property and equipment – net	$31	$48
Depreciation and amortization expense of $8 million and $24 million was recorded for the three and nine months ended September 30, 2025, respectively. Depreciation and amortization expense of $7 million and $25 million was recorded for the three and nine months ended September 30, 2024, respectively.
8.GOODWILL AND INTANGIBLE ASSETS
For the nine months ended September 30, 2025 and the year ended December 31, 2024, there were no additions to goodwill. No impairment of goodwill was identified for the three and nine months ended September 30, 2025 and 2024.
As of September 30, 2025 and December 31, 2024, the Company had no remaining intangible assets subject to amortization. Amortization expense for intangible assets was $1 million and $4 million for the three and nine months ended September 30, 2024, respectively.

9.SHARE-BASED AWARDS
Stock options and RSUs
Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant.
A summary of the stock option activity for the nine months ended September 30, 2025, is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance-December 31, 2024	7,233	$2.51	2.4	$2
Exercised	(2,677)	2.18
Expired	(534)	2.53
Balance-September 30, 2025	4,022	$2.73	2.1	$21
Exercisable-September 30, 2025	4,022	$2.73	2.1	$21

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
A summary of the RSU activity for the nine months ended September 30, 2025, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested and outstanding-December 31, 2024	45,247	$2.77
Granted	34,613	1.98
Vested	(19,688)	2.85
Forfeited	(23,731)	2.16
Unvested and outstanding-September 30, 2025	36,441	$2.37

A summary of the activity for market condition RSUs for the nine months ended September 30, 2025, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested and outstanding-December 31, 2024	—	$—
Granted	81,773	8.88
Unvested and outstanding-September 30, 2025	81,773	$8.88

Stock-based compensation expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function as presented in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative	$23	$16	$41	$49
Sales, marketing and operations	2	2	6	11
Technology and development	2	7	7	31
Total stock-based compensation expense	$27	$25	$54	$91
During the three and nine months ended September 30, 2025, the Company issued market condition RSUs to certain employees. The grant-date fair value for the awards is $726 million, which will be recognized over a requisite service period ranging from one year to five years. The Company recognized $14 million of compensation expense during the three and nine months ended September 30, 2025 related to the market condition awards included in General and administrative on the condensed consolidated statements of operations. As of September 30, 2025, there was $712 million of unamortized stock-based compensation costs related to unvested market condition RSUs. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.9 years.
As of September 30, 2025, there was $74 million of unamortized stock-based compensation costs related to unvested RSUs. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 1.7 years.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
10.WARRANTS
Marketing Warrants
On July 28, 2022, the Company entered into a warrant agreement with Zillow, Inc. (“Zillow”) in connection with a partnership arrangement that allows for Zillow to purchase up to 6 million shares of common stock that will vest in tranches (each, a “Tranche”) upon Zillow providing resale marketing services to the Company. As of September 30, 2025, one Tranche of 300,000 shares of common stock underlying the warrant has vested, with an exercise price of $15 per share, and none have been exercised.
11.INCOME TAXES
The Company's tax provision and the resulting effective tax rate for interim periods is determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter.
The Company’s provision for income taxes, which consisted of state taxes in the United States and foreign income taxes in Canada and India was nominal and $1 million for the three and nine months ended September 30, 2025, respectively, with an effective tax rate of (0.11)% and (0.25)%, respectively. The Company's provision for income taxes was nominal and $1 million for the three and nine months ended September 30, 2024, respectively, with an effective tax rate of (0.38)% and (0.39)%, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the recording of a full valuation allowance against the net deferred tax assets.
The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets by jurisdiction. Based on the Company’s history of operating losses, including a three-year cumulative loss position, the Company believes that based on the weight of available evidence, it is more likely than not that all of the deferred tax assets in the U.S. will not be realized and recorded a full valuation allowance of its federal and state net deferred tax assets as of September 30, 2025 and December 31, 2024.
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
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law. The Act includes significant changes to the U.S. tax code, including restoration of immediate recognition of domestic research and development expenditures and reinstatement of 100% bonus depreciation for qualifying property. As of September 30, 2025, the Company is evaluating the impact of the Act on its condensed consolidated financial statements, including the effects on its deferred tax assets and liabilities and expects the results of such evaluations to be reflected in its Annual Report on Form 10-K for the calendar year ended December 31, 2025.
12.NET LOSS PER SHARE
Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. During the periods when there is a net loss, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. No dividends, including preferred dividends, were declared, paid, or accumulated for the three and nine months ended September 30, 2025 or 2024.
The Company uses the two-class method to calculate net loss per share and applies the more dilutive of the two-class method, treasury stock method or if-converted method to calculate diluted net loss per share. Undistributed earnings for each period are allocated to participating securities, based on the contractual participation rights of the security to share in the current

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
earnings as if all current period earnings had been distributed. As there is no contractual obligation for participating securities to share in losses, the Company’s basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average shares of common stock outstanding during periods with undistributed losses.
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders for the three and nine months ended September 30, 2025 and 2024 (in millions, except share amounts which are presented in thousands, and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic and diluted net loss per share:
Numerator:
Net loss	$(90)	$(78)	$(204)	$(279)
Denominator:
Weighted average shares outstanding – basic and diluted	741,939	705,359	731,722	693,796
Basic and diluted net loss per share	$(0.12)	$(0.11)	$(0.28)	$(0.40)
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Common Stock Warrants	300	—	300	—
RSUs	36,441	45,844	36,441	45,844
Market Condition RSUs	81,773	—	81,773	—
Options	4,022	7,359	4,022	7,359
Employee Stock Purchase Plan	899	2,508	899	2,508
Convertible Senior Notes	127,470	—	96,876	—
Total anti-dilutive securities	250,905	55,711	220,311	55,711
13.RELATED PARTIES
On September 10, 2025, the Board of Directors appointed Keith Rabois, Managing Director at Khosla Ventures and the Company’s co-founder as a Class I director of the Company and Eric Wu, the Company’s co-founder and former Chief Executive Officer and Chairman of the Board, as a Class III director of the Company, effective immediately. Concurrently with the election of directors, the Company entered into stock purchase agreements with Khosla Ventures Opportunity III, LP, Eric Wu, and a certain other purchaser. Pursuant to the terms of these respective purchase agreements, Khosla Ventures Opportunity III, LP purchased 5,263,158 shares of the Company’s common stock, par value of $0.0001 per share (the “Common Stock”) for an aggregate investment of $35 million in a PIPE offering, Eric Wu agreed to purchase 751,879 shares of Common Stock for an aggregate investment of $5 million in a PIPE offering, and a certain other purchaser agreed to purchase 150,375 shares of Common Stock for an aggregate investment of $1 million in a PIPE offering.
In connection with the PIPE offerings, the Company issued an aggregate of 6,165,412 shares of Common Stock for aggregate gross cash proceeds of approximately $41 million. The shares were issued in a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D thereunder, and were not registered under the Securities Act of 1933.
As of September 30, 2025, the retained interest in Mainstay Labs Inc. (“Mainstay”), a formerly consolidated subsidiary of the Company, that was deconsolidated on July 31, 2024 (the “Deconsolidation”), was $48 million, which is presented in Other assets in the condensed consolidated balance sheets. The investment is recognized as a non-marketable equity security

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
investment under ASC 321, Investment - Equity Securities, and is measured at fair value on a non-recurring basis, with the fair value initially determined as of the transaction date. In connection with the Deconsolidation, the Company entered into a contractual agreement to provide Mainstay with certain transition administrative services for a limited period of time (“Transition Services”) and to fulfill certain funding obligations to be paid in the form of Mainstay Series A Preferred Stock at the original Series A Preferred Stock issuance price. In September 2025, the Company received $9 million of Series A Preferred Stock as consideration for the Transition Services and related funding requirements. The Company will continue to fund bonuses for certain Mainstay employees, other than Mainstay Management, through November 2025. Amounts paid during the three and nine months ended September 30, 2025 were $2 million and $5 million, respectively. As of September 30, 2025, there have been no indicators of impairment or other observable price changes. As a result of the Company’s continued investment in Mainstay, transactions between the Company and Mainstay subsequent to the Deconsolidation are considered to be related-party transactions. Prior to the Deconsolidation, transactions between Mainstay and Opendoor were eliminated upon consolidation.
Subsequent to the Deconsolidation, the Company has no compensation arrangements with the management of Mainstay who are responsible for directing the activities that most significantly impact the economics of Mainstay (“Mainstay Management”). As of the Deconsolidation, outstanding Opendoor RSUs held by Mainstay employees, other than Mainstay Management, were modified so that the service-based vesting requirement will be satisfied as long as the Mainstay employee continues to provide services to Mainstay (“Post Deconsolidation RSUs”). During the three and nine months ended September 30, 2025, 72,631 and 742,851 shares of common stock, respectively were issued to Mainstay employees for the settlement of RSUs, net of shares withheld for participant taxes. As of September 30, 2025, 74,039 RSUs remained unvested and outstanding.
In April 2025, the Company entered into an agreement with Mainstay to create Mainstay National Title LLC, which provides title and escrow services to institutional customers. The Company has a 25% interest in and provides certain services to Mainstay National Title LLC. The initial investment is recognized as an equity method investment under ASC 323, Investments – Equity Method and Joint Ventures. Equity method investments are presented in Other assets on the condensed consolidated balance sheets. During the three and nine months ended September 30, 2025, the Company recognized revenue of $3 million and $7 million, respectively presented within the condensed consolidated statement of operations related to services provided to Mainstay National Title LLC.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
The table below highlights the Company’s reportable segment’s expenses and net loss for the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$915	$1,377	$3,635	$4,069
Less:
Cost of revenue	(849)	(1,272)	(3,342)	(3,721)
Direct selling costs(1)	(28)	(32)	(100)	(109)
Holding costs(2)	(16)	(15)	(56)	(44)
Advertising and other marketing expense(3)	(7)	(15)	(38)	(66)
Operations(4)	(12)	(18)	(43)	(57)
Fixed operating expense(5)	(37)	(52)	(107)	(166)
Stock-based compensation	(13)	(25)	(40)	(91)
Stock-based compensation for market condition RSUs	(14)	—	(14)	—
Interest expense	(34)	(34)	(103)	(101)
Interest income	12	12	26	42
Other(6)	(7)	(4)	(22)	(35)
Net loss	$(90)	$(78)	$(204)	$(279)
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
(6)Other segment income (expenses) are primarily made up of depreciation and amortization, gain on deconsolidation, net, restructuring, and amortization of stock-based compensation capitalized to internally developed software. This also includes the elimination of holding costs incurred in prior periods on homes sold in the periods presented, and includes holding costs incurred in the current period on homes remaining in inventory at period end.
15.COMMITMENTS AND CONTINGENCIES
Lease Commitments
In May 2025, the Company amended its Tempe, Arizona office lease to terminate the Company’s obligation with respect to a portion of the leased premises (“Partial Lease Termination”). The Partial Lease Termination resulted in a decrease of undiscounted, future lease payments of $10 million. The Company recognized a loss of $1 million, as a result of the reduction of right-of-use assets by $8 million and lease liabilities by $7 million, and an additional $2 million in other associated costs, both of which are recognized within Restructuring on the condensed consolidated statements of operations. See “Note 16 —

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
Restructuring” for further discussion. There were no other material lease modifications for the nine months ended September 30, 2025.
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
On October 7, 2022 and November 22, 2022, purported securities class action lawsuits were filed in the United States District Court for the District of Arizona, captioned Alich v. Opendoor Technologies Inc., et al. (Case No. 2:22-cv-01717-JFM) (“Alich”) and Oakland County Voluntary Employee’s Beneficiary Association, et al. v. Opendoor Technologies Inc., et al. (Case No. 2:22-cv-01987-GMS) (“Oakland County”), respectively. The lawsuits were consolidated into a single action, captioned In re Opendoor Technologies Inc. Securities Litigation (Case No. 2:22-CV-01717-MTL). The consolidated amended complaint names as defendants the Company, SCH, certain of the Company’s current and former officers and directors and the underwriters of a securities offering the Company made in February 2021. The complaint alleges that the Company and certain officers violated Section 10(b) of the Exchange Act and SEC Rule 10b-5, and that the Company, SCH, certain officers and directors and the underwriters violated Section 11 of the Securities Act, in each case by making materially false or misleading statements related to the effectiveness of the Company’s pricing algorithm. The plaintiffs also allege that certain defendants violated Section 20(a) of the Exchange Act and Section 15 of the Securities Act, respectively, which provide for control person liability. The complaint asserts claims on behalf of all persons and entities that purchased, or otherwise acquired, Company common stock between December 21, 2020 and November 3, 2022 or pursuant to offering documents issued in connection with our business combination with SCH and the secondary public offering conducted by the Company in February 2021. The plaintiffs seek class certification, an award of unspecified compensatory damages, an award of interest and reasonable costs and expenses, including attorneys’ fees and expert fees, and other and further relief as the court may deem just and proper. The defendants filed motions to dismiss on June 30, 2023, which the court granted on February 27, 2024 without prejudice. On May 14, 2024, the court granted plaintiffs’ motion for reconsideration of certain portions of the court’s order dismissing the complaint. The court’s orders on the motion to dismiss and motion for reconsideration dismissed all Exchange Act claims and Securities Act claims except for a portion of plaintiffs’ claims brought under Section 11 and Section 15 of the Securities Act. Defendants filed answers to the complaint on July 12, 2024. The plaintiffs and the defendant participated in a mediation in February 2025. On March 26, 2025, the Company reached an agreement in principle with the plaintiffs to resolve all claims against all defendants in the consolidated action on a class-wide basis for an amount within the limits of insurance coverage. On June 13, 2025, the Company executed a Stipulation and Agreement of Settlement memorializing the terms and conditions of the settlement. The same day, the plaintiffs filed a motion with the court for preliminary approval of the settlement. On October 21, 2025, the court granted the preliminary approval motion and scheduled a final settlement approval hearing for January 6, 2026. The Company has recorded a liability reflecting the proposed settlement amount and a corresponding asset reflecting estimated insurance recoveries. If the proposed settlement is not consummated or approved by the Court, the Company intends to vigorously defend itself in the matter.
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
A global mediation of all pending shareholder derivative lawsuits based on the same facts and circumstances as In re Opendoor Technologies Inc. Securities Litigation was held on February 7, 2025. The parties agreed in principle that Opendoor would adopt certain corporate governance reforms as part of a potential global resolution of the shareholder derivative lawsuits and in exchange for a full release of claims. On June 27, 2025, the Company executed a Stipulation of Settlement memorializing the terms and conditions of the settlement. The same day, the plaintiff in the Gera action filed a motion with the court for preliminary approval of the settlement. On September 11, 2025, the court issued an order granting preliminary approval of the settlement. The Company has recorded a liability reflecting the proposed settlement amount and a corresponding asset reflecting estimated insurance recoveries. The Company expects that the payment of any court-approved attorneys’ fees and costs would be funded by proceeds from applicable insurance policies. If the settlement is not consummated or approved by the relevant courts, the Company and its officers and directors intend to vigorously defend themselves in the litigation.
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
During the nine months ended September 30, 2025, the Company incurred restructuring costs in connection with the Transformation Initiatives including workforce reductions affecting approximately 125 employees. These actions resulted in $6 million of expenses from post-employment benefits and other cost reduction efforts. In addition to the workforce reduction, the Company incurred $4 million of costs related to the early termination of two leases. Payments for restructuring costs incurred during the nine months ended September 30, 2025 were substantially completed by the third quarter of 2025.
The following table presents the activity of the restructuring liability as of September 30, 2025 (in millions):

September 30, 2025
Balance-December 31, 2024	$7
Additions charged to expense	10
Costs paid or otherwise settled(1)	(16)
Balance- September 30, 2025	$1
________________
(1)Inclusive of $1 million in non-cash activity associated with lease termination costs.
17.SUBSEQUENT EVENTS
Convertible Notes
On November 6, 2025, simultaneous with the filing of these condensed consolidated financial statements with the SEC, the Company entered into share purchase agreements with a limited number of purchasers, pursuant to which the Company is offering shares of its common stock in a registered direct offering to such purchasers. Concurrently with the pricing of such offering, the Company entered into separate privately negotiated agreements with certain holders of the 2030 Notes, pursuant to which the Company agreed to repurchase approximately $264 million aggregate principal amount of the 2030 Notes for an aggregate repurchase price of approximately $1.2 billion, which the Company will repurchase using the net proceeds from the registered direct offering. On a net basis, the Company does not expect to receive any proceeds from these transactions. The conversion value of the 2030 Notes to be repurchased is calculated based on the closing price of the Company’s common stock on November 6, 2025. Following the expected repurchase of the 2030 Notes, there will be approximately $61 million aggregate principal outstanding for the 2030 Notes. The Company is not aware of any holders of the remaining outstanding 2030 Notes that have elected to convert their notes through the date of this filing.
Warrant Dividend Distribution
On November 6, 2025, simultaneous with the filing of these condensed consolidated financial statements with the SEC, we declared a warrant dividend distribution to the holders of record of the Company’s common stock as of the close of business on November 18, 2025, (the “Record Date”) in the form of warrants to purchase shares of the Company’s common stock (the “Warrants”). Each registered holder of common stock on the Record Date will receive three (3) series of Warrants—Series K, Series A, and Series Z—one (1) Warrant of each series for every thirty (30) shares of common stock held, rounded down to the nearest whole number. Additionally, in lieu of an adjustment to the conversion rate, holders of the Company’s 2030 Notes as of the Record Date will also receive, at the same time and on the same terms as holders of common stock, Warrants, without having to convert such holder’s 2030 Notes, as if such holder held a number of shares of common stock, equal to the product of (i) the conversion rate applicable to the 2030 Notes in effect on the Record Date and (ii) the aggregate principal amount (expressed in thousands) of 2030 Notes held by such holder on the Record Date. The Warrants are expected to have an exercise price of $9.00 per Series K Warrant, $13.00 per Series A Warrant and $17.00 per Series Z Warrant and a one year term, which may be accelerated for a particular series of Warrants if the price of the Company’s common stock, as measured under the terms of the warrant agreement for the Warrants, exceeds the applicable early expiration trigger price for such series of Warrants. The early expiration trigger price for a series of Warrants is expected to be initially equal to 120% of the exercise price of such series of Warrants, subject to adjustment in accordance with the warrant agreement. The Warrants are expected to

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
be initially exercisable only by paying the exercise price in cash, subject to the Company’s ability to change the exercise method to net exercise as provided in the warrant agreement.
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
This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Forward-Looking Statements,” “Risk Factors,” or in other parts of this Quarterly Report on Form 10-Q, and in “Part I - Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), and in “Part II – Item 1A. Risk Factors,” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025 (the “June 2025 Quarterly Report”).
Overview
Opendoor’s mission is to power life’s progress, one move at a time. Residential real estate is a trillion-dollar industry underpinned by a process that is complicated, time-consuming, stressful, and offline. Our data-driven pricing models and integrated local operations are modernizing residential real estate by providing a simple, certain, and largely digital way to buy and sell homes. Since our founding, we have completed over 291,000 transactions across the United States, making us one of the largest buyers and sellers of homes in the United States.
Financial Highlights and Operating Metrics

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages, homes purchased, homes sold, number of markets, and homes in inventory)	2025	2024	Change	2025	2024	Change
Revenue	$915	$1,377	$(462)	$3,635	$4,069	$(434)
Gross profit	$66	$105	$(39)	$293	$348	$(55)
Gross margin	7.2%	7.6%		8.1%	8.6%
Net loss	$(90)	$(78)	$(12)	$(204)	$(279)	$75
Homes sold	2,568	3,615	(1,047)	9,813	10,771	(958)
Homes purchased	1,169	3,504	(2,335)	6,535	11,733	(5,198)
Homes in inventory (at period end)	3,139	6,288	(3,149)	3,139	6,288	(3,149)
Inventory (at period end)	$1,053	$2,145	$(1,092)	$1,053	$2,145	$(1,092)
Percentage of homes “on the market” for greater than 120 days (at period end)	51%	23%		51%	23%
Non-GAAP Financial Highlights (1)
Contribution Profit	$20	$52	$(32)	$143	$204	$(61)
Contribution Margin	2.2%	3.8%		3.9%	5.0%
Adjusted EBITDA	$(33)	$(38)	$5	$(40)	$(93)	$53
Adjusted EBITDA Margin	(3.6)%	(2.8)%		(1.1)%	(2.3)%
Adjusted Net Loss	$(61)	$(70)	$9	$(133)	$(181)	$48
________________
(1)See “—Non-GAAP Financial Measures” for further details and a reconciliation of such non-GAAP measures to their nearest comparable GAAP measures.
Current Housing Environment
In the third quarter of 2025, U.S. housing market activity remained subdued amid elevated mortgage rates and persistent affordability constraints. Seasonally adjusted annualized existing-home sales hovered around 4 million units, roughly 20 percent below the pre-pandemic decade average of about 5 million. Home prices were largely stable year-over-year, supported

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
by tight inventory, even as transaction volumes and days-on-market reflected continued buyer hesitancy. New listings fell below 2024 levels, while total active inventory remained above 2024 levels; however, both measures were still below historical norms, limiting overall market liquidity. Clearance rates stayed muted at roughly 20 percent below prior-year levels while delistings edged higher through the quarter, underscoring the ongoing disconnect between seller expectations and buyer affordability.
In response to this challenging environment, we remain committed to a flexible and data-driven approach to managing our business, dynamically adjusting our pricing strategies to balance growth, margin, and risk. In the third quarter of 2025 we continued to have elevated spread levels in response to this uncertainty and expanded our agent-led distribution channel and capital-light product initiatives. Beginning in the fourth quarter of 2025, we refined our blanket high spread policy to adopt a more tailored approach, offering stronger offers for higher-quality homes with greater expected resale velocity while maintaining higher spreads for lower-quality homes with elevated risk and slower resale clearance expectations. We believe these refinements will increase the likelihood of offer acceptance among higher-quality homes, improve the overall quality mix of homes in our portfolio, and support faster sell‑through. In addition, we dynamically adjust list prices to calibrate to market sell‑through rates and drive resale clearance. We closely monitor macroeconomic developments and remain agile in our decision-making, enabling us to respond effectively to shifts in interest rates and broader market conditions.
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
We have expanded our reach through our agent-led distribution channel, which enables us to connect home sellers with trusted local agents at the beginning of their journey. These agents present one or more selling solutions, including cash offers and listings, helping customers navigate their options with expert guidance. By integrating agents into our platform experience, we’re able to offer more personalized, high-touch support to customers while broadening the scope, geography, and flexibility of services we provide.
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
Geographic Footprint
We continually evaluate opportunities to expand our market footprint. At the start of 2025, our products were available in 50 markets across select U.S. states. By the end of the third quarter of 2025, Opendoor expanded its reach to serve customers nationwide through one or more of its product offerings, including cash offers and partner agent listing services.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Our success with title insurance and escrow services helps validate our view that customers prefer an online, integrated experience. We will continue to evaluate new ways to improve our end-to-end solution and expect to invest in additional adjacent products and services over time, including through potential strategic transactions, growth opportunities or partnerships, with the expectation that these adjacent services will continue to improve our unit economics.
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
•Platform efficiency improvements through greater use of generative AI, automation and self-service;
•Incremental attach of services, which supplement the core transaction margin profile
•Continuation of our agent-led distribution channel; and
•Leveraging our platform to develop additional offerings, which we expect can increase overall conversion and unlock more capital-light margin.
Inventory Management
Effectively managing our overall inventory position and balancing growth, margin, and risk are critical to our financial performance. Since our inception, we have prioritized investment in our pricing capabilities across our home acquisition processes and our forecasting and resale systems, and expect to continue to do so. As part of our overall risk management framework, we consider both individual market and aggregate portfolio exposures. We typically seek to maximize the resale margin performance of our inventory in the context of managing overall risk and inventory health through monitoring sell-through rates, holding periods, and portfolio aging, and we will adjust down listed prices on our inventory when appropriate to stay in-line with market sell-through rates and drive resale clearance. We also adjust the spreads embedded in our offers to respond to current market conditions, both at a macro and local level. (Spreads are defined as total discount to our home valuation at time of offer less the Opendoor service fee.)
Real estate inventory is reviewed for valuation adjustments on a quarterly basis. If the carrying amount for a given home is not expected to be recovered, an inventory valuation adjustment is recorded to cost of revenue and the home’s carrying value is adjusted to its net realizable value. Inventory valuation adjustments are not offset by any expected gains and are not reversed or adjusted should the expected net realizable value subsequently increase. We recorded inventory valuation adjustments of $15 million and $48 million during the three and nine months ended September 30, 2025, respectively, and $10 million and $51 million during three and nine months ended September 30, 2024, respectively. See “Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Real Estate Inventory” in our Annual Report on Form 10-K for the year ended December 31, 2024.
As one key measure of inventory management performance, we evaluate our portfolio metrics relative to the broader market (as observed on the multiple listing services (“MLS”)). One such metric is our percentage of homes “on the market” for greater than 120 days as measured from initial listing date. As of September 30, 2025, such homes represented 51% of our portfolio, compared to 23% for the broader market when filtered for the types of homes we are able to underwrite and acquire based on characteristics such as market, price range, home type, home location, year built and lot size (which we refer to as our “buybox”). This metric fluctuates based on seasonal factors, market dynamics, and our resale strategies.
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
Seasonality
The residential real estate market is seasonal, with greater demand and home price appreciation from home buyers in the spring and summer, and typically weaker demand and lower home price appreciation in late fall and winter. In general, we expect our financial results and working capital requirements to reflect seasonal variations over time. However, other factors, including growth, market expansion and changes in macroeconomic conditions, such as inflation and interest rate fluctuations, have obscured the impact of seasonality in our historical financials and may continue to do so.
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
The following table presents a reconciliation of our Adjusted Gross Profit and Contribution Profit to our gross profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentages)	2025	2024	2025	2024
Revenue (GAAP)	$915	$1,377	$3,635	$4,069
Gross profit (GAAP)	$66	$105	$293	$348
Gross Margin	7.2%	7.6%	8.1%	8.6%
Adjustments:
Inventory valuation adjustment – Current Period(1)(2)	15	10	29	33
Inventory valuation adjustment – Prior Periods(1)(3)	(17)	(16)	(23)	(24)
Adjusted Gross Profit	$64	$99	$299	$357
Adjusted Gross Margin	7.0%	7.2%	8.2%	8.8%
Adjustments:
Direct selling costs(4)	(28)	(32)	(100)	(109)
Holding costs on sales – Current Period(5)(6)	(4)	(6)	(33)	(30)
Holding costs on sales – Prior Periods(5)(7)	(12)	(9)	(23)	(14)
Contribution Profit	$20	$52	$143	$204
Contribution Margin	2.2%	3.8%	3.9%	5.0%
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
Adjusted Net Loss
We calculate Adjusted Net Loss as GAAP net loss adjusted to exclude non-cash expenses of stock-based compensation, equity securities fair value adjustment, intangibles amortization expense, and the amortization of stock-based compensation capitalized to internally developed software (“IDSW”). It excludes expenses that are not directly related to our revenue-generating operations such as restructuring. It also excludes loss (gain) on extinguishment of debt as these expenses or gains were incurred as a result of decisions made by management to terminate or partially extinguish portions of our outstanding credit facilities or convertible senior notes early; these expenses are not reflective of ongoing operating results and vary in frequency and amount. Adjusted Net Loss also aligns the timing of inventory valuation adjustments recorded under GAAP to the period in which the related revenue is recorded in order to improve the comparability of this measure to our non-GAAP financial measures of unit economics, as described above. Our calculation of Adjusted Net Loss does not currently include the tax effects of the non-GAAP adjustments because our taxes and such tax effects have not been material to date.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table presents a reconciliation of our Adjusted Net Loss and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentages)	2025	2024	2025	2024
Revenue (GAAP)	$915	$1,377	$3,635	$4,069
Net loss (GAAP)	$(90)	$(78)	$(204)	$(279)
Adjustments:
Stock-based compensation	13	25	40	91
Stock-based compensation for market condition RSUs	14	—	14	—
Equity securities fair value adjustment(1)	—	3	3	7
Intangibles amortization expense(2)	—	1	—	4
Amortization of stock-based compensation capitalized to IDSW(3)	4	—	11	—
Inventory valuation adjustment – Current Period(4)(5)	15	10	29	33
Inventory valuation adjustment – Prior Periods(4)(6)	(17)	(16)	(23)	(24)
Restructuring(7)	1	—	10	—
Loss (gain) on extinguishment of debt	1	—	(9)	1
Other(8)	(2)	(15)	(4)	(14)
Adjusted Net Loss	$(61)	$(70)	$(133)	$(181)
Adjustments:
Depreciation and amortization, excluding amortization of intangibles	5	10	15	28
Property financing(9)	23	30	81	88
Other interest expense(10)	11	4	22	13
Interest income(11)	(12)	(12)	(26)	(42)
Income tax expense	1	—	1	1
Adjusted EBITDA	$(33)	$(38)	$(40)	$(93)
Adjusted EBITDA Margin	(3.6)%	(2.8)%	(1.1)%	(2.3)%
________________
(1)Represents the gains and losses on certain financial instruments, which are marked to fair value at the end of each period.
(2)Represents amortization of acquisition-related intangible assets. The acquired intangible assets had useful lives ranging from 1 to 5 years and amortization was incurred until the intangible assets were fully amortized in 2024.
(3)Beginning in the quarter ended March 31, 2025, the Company revised the presentation of the amortization of stock-based compensation capitalized to IDSW to more appropriately present the full impact of all stock-based compensation expenses. This expense was previously included in “Depreciation and amortization, excluding amortization of intangibles.” Had this presentation been applied for the three and nine months ended September 30, 2024, Adjusted Net Loss would have improved by $3 million and $10 million, respectively, with no impact to Adjusted EBITDA.
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
(8)Primarily includes gain on deconsolidation, net and related party services income.
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
Loss (gain) on Extinguishment of Debt
Loss (gain) on extinguishment of debt consists primarily of gains or losses recognized in conjunction with the termination or partial debt extinguishment of debt facilities and convertible senior notes and the derecognition of associated unamortized deferred costs.
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
Other Income — Net
Other income — net consists primarily of interest income on our Cash and Restricted cash balances and from our investment in money market funds, time deposits, and debt securities as well as changes in fair value of, and dividend income from, our investment in equity securities and gains from deconsolidation.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)

Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Three Months Ended September 30,		Change in
(in thousands, except percentages)	2025	2024	$	%
Revenue	$915	$1,377	$(462)	(34)%
Cost of revenue	849	1,272	(423)	(33)%
Gross profit	66	105	(39)	(37)%
Operating expenses:
Sales, marketing and operations	66	96	(30)	(31)%
General and administrative	48	46	2	4%
Technology and development	19	30	(11)	(37)%
Restructuring	1	—	1	N/M
Total operating expenses	134	172	(38)	(22)%
Loss from operations	(68)	(67)	(1)	1%
Loss on extinguishment of debt	(1)	—	(1)	N/M
Interest expense	(34)	(34)	—	—%
Other income-net	14	23	(9)	(39)%
Loss before income taxes	(89)	(78)	(11)	14%
Income tax expense	(1)	—	(1)	N/M
Net loss	$(90)	$(78)	$(12)	15%
N/M - Not meaningful.

	Nine Months Ended September 30,		Change in
(in thousands, except percentages)	2025	2024	$	%
Revenue	$3,635	$4,069	$(434)	(11)%
Cost of revenue	3,342	3,721	(379)	(10)%
Gross profit	293	348	(55)	(16)%
Operating expenses:
Sales, marketing and operations	250	325	(75)	(23)%
General and administrative	109	141	(32)	(23)%
Technology and development	61	108	(47)	(44)%
Restructuring	10	—	10	N/M
Total operating expenses	430	574	(144)	(25)%
Loss from operations	(137)	(226)	89	(39)%
Gain (loss) on extinguishment of debt	9	(1)	10	N/M
Interest expense	(103)	(101)	(2)	2%
Other income-net	28	50	(22)	(44)%
Loss before income taxes	(203)	(278)	75	(27)%
Income tax expense	(1)	(1)	—	—%
Net loss	$(204)	$(279)	$75	(27)%
N/M - Not meaningful.
Revenue
Revenue decreased by $462 million, or 34%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease in revenue was primarily attributable to lower sales volumes in the third quarter of 2025. We sold 2,568 homes during the three months ended September 30, 2025, compared to 3,615 homes during the three months ended September 30, 2024, representing a decrease of 29%. Revenue per home sold decreased 6% between the same periods.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Revenue decreased by $434 million, or 11%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease in revenue was primarily attributable to lower sales volumes in the first nine months of 2025. We sold 9,813 homes during the nine months ended September 30, 2025, compared to 10,771 homes during the nine months ended September 30, 2024, representing a decrease of 9%. Revenue per home sold decreased 2% between the same periods.
Cost of Revenue and Gross Profit
Cost of revenue decreased by $423 million, or 33%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease in cost of revenue was primarily attributable to lower sales volumes and a 6% decrease in cost of revenue per home.
Cost of revenue decreased by $379 million, or 10%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease in cost of revenue was primarily attributable to lower sales volumes.
Gross profit decreased from $105 million to $66 million and gross margin decreased from 7.6% to 7.2% for the three months ended September 30, 2024 and September 30, 2025, respectively. For the same periods, Adjusted Gross Margin decreased from 7.2% to 7.0% and Contribution Margin decreased from 3.8% to 2.2%. The decrease in gross margin, Adjusted Gross Margin, and Contribution Margin is driven by a higher mix of older inventory in the resale cohort. As a reminder, Adjusted Gross Margin and Contribution Margin include inventory valuation adjustments recorded in prior periods on homes sold in the current period and exclude inventory valuation adjustments on homes remaining in inventory at the end of the period, which can create significant differences between these metrics and Gross margin. Adjusted Gross Margin and Contribution Margin are non-GAAP financial measures. See “— Non-GAAP Financial Measures” for further details and a reconciliation of such non-GAAP measures to their nearest comparable GAAP measures.
Gross profit decreased from $348 million to $293 million and gross margin decreased from 8.6% to 8.1% for the nine months ended September 30, 2024 and September 30, 2025, respectively. For the same periods, Adjusted Gross Margin decreased from 8.8% to 8.2% and Contribution Margin decreased from 5.0% to 3.9%. The decrease in gross margin, Adjusted Gross Margin, and Contribution Margin is driven by a higher mix of older inventory in the resale cohort. Adjusted Gross Margin and Contribution Margin are non-GAAP financial measures. See “— Non-GAAP Financial Measures” for further details and a reconciliation of such non-GAAP measures to their nearest comparable GAAP measures.
Operating Expenses
Sales, Marketing and Operations. Sales, marketing and operations decreased by $30 million, or 31%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily attributable to an $8 million decrease in advertising expense, which decreased from $15 million for the three months ended September 30, 2024 to $7 million for the three months ended September 30, 2025, an $8 million decrease in headcount expenses, including salaries, benefits, and stock-based compensation expenses due to lower headcount consistent with ongoing cost-reduction and organizational streamlining efforts, a $7 million decrease in property holding costs due to decreased homes in inventory, and a $4 million decrease in resale broker commissions, consistent with a decrease in revenue.
Sales, marketing and operations decreased by $75 million, or 23%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily attributable to a $30 million decrease in headcount expenses, including salaries, benefits, and stock-based compensation expenses due to lower headcount consistent with ongoing cost-reduction and organizational streamlining efforts, a $25 million decrease in advertising expense, which decreased from $63 million for the nine months ended September 30, 2024 to $38 million for the nine months ended September 30, 2025, and a $9 million decrease in resale broker commissions, consistent with a decrease in revenue.
General and Administrative. General and administrative increased by $2 million, or 4%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily attributable to a $14 million increase in market-condition restricted stock units granted to executives, partially offset by a $12 million decrease in headcount expenses, including salaries, benefits, and stock-based compensation expenses due to lower headcount consistent with ongoing cost-reduction and organizational streamlining efforts.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
General and administrative decreased by $32 million, or 23%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily attributable to a $39 million decrease in headcount expenses, including salaries, benefits, and stock-based compensation expenses due to lower headcount consistent with ongoing cost-reduction and organizational streamlining efforts, and a $3 million decrease in rent expense. These cost reductions were partially offset by a $14 million increase in market-condition restricted stock units granted to executives.
Technology and Development. Technology and development decreased by $11 million, or 37%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily attributable to a $16 million decrease in headcount expenses, including salaries, benefits, and stock-based compensation expenses due to lower headcount consistent with ongoing cost-reduction and organizational streamlining efforts. These cost reductions were partially offset by a $8 million decrease in capitalization and amortization of IDSW expenses.
Technology and development decreased by $47 million, or 44%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily attributable to a $67 million decrease in headcount expenses, including salaries, benefits, and stock-based compensation expenses due to lower headcount consistent with ongoing cost-reduction and organizational streamlining efforts. These cost reductions were partially offset by a $26 million decrease in capitalization and amortization of IDSW expenses.
Restructuring. Restructuring increased by $1 million for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Restructuring increased by $10 million, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Restructuring expense for the nine months ended September 30, 2025 was attributable to the Company’s workforce reductions, related consulting fees, and expenses associated with lease terminations incurred during the period.
Gain (loss) on Extinguishment of Debt
Loss on extinguishment of debt decreased by $1 million, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Gain (loss) on extinguishment of debt increased by $10 million, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The gain on extinguishment of debt during the nine months ended September 30, 2025 was primarily attributable to the Company’s partial extinguishment of its 2026 Notes.
Interest Expense
Interest expense changed by a nominal amount for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.
Interest expense increased by $2 million, or 2%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.
Other Income — Net
Other income — net decreased by $9 million, or 39%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily attributable to a $14 million gain related to the deconsolidation of Mainstay on July 31, 2024, partially offset by a $3 million net loss on marketable equity securities recognized during the three months ended September 30, 2024, with no corresponding activity recognized during the three months ended September 30, 2025.
Other income — net decreased by $22 million, or 44%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily attributable to a $15 million decrease in interest income due to a reduction in the average cash, cash equivalents and restricted cash balances and a $14 million gain related to the deconsolidation of Mainstay on July 31, 2024 and recognized during the nine months ended September 30, 2024, with no

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
corresponding activity recognized during the nine months ended September 30, 2025. The decrease in Other income was partially offset by a $4 million decrease in net loss on marketable equity securities.
Income Tax Expense
Income tax expense changed by a nominal amount for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities. As of September 30, 2025, we had cash and cash equivalents of $962 million and restricted cash of $490 million. The increase in our cash, cash equivalents and marketable securities balance of $283 million as compared to December 31, 2024 resulted primarily from approximately $198 million of total cash proceeds, after commissions, from the issuance of common stock under the at-the-market equity offering sales agreement (the “ATM Agreement”), as well as $75 million of net proceeds from the issuance of convertible senior notes, $41 million of proceeds from certain PIPE offerings and capital released as a result of a decrease in real estate inventory partially offset by operating losses. The increase in our restricted cash balance of $398 million as compared to December 31, 2024 was primarily a result of capital released as a result of a decrease in real estate inventory partially offset by $584 million net principal payments on non-recourse asset-backed debt.
As of September 30, 2025, the Company had total outstanding balances on our asset-backed debt of $1.3 billion and aggregate principal outstanding from convertible senior notes of $460 million. In addition, we had undrawn borrowing capacity of $6.3 billion under our non-recourse asset-backed debt facilities (as described further below), of which $494 million was committed.
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
In May 2025, the Company entered into privately negotiated transactions with certain holders of the 0.25% senior convertible notes due in 2026 (the “2026 Notes”) and new investors, pursuant to which the Company issued $325 million aggregate principal amount of 7.00% senior convertible notes due 2030 (the “2030 Notes”; collectively with the 2026 Notes, “Convertible Senior Notes”) consisting of (i) $246 million aggregate principal amount of 2030 Notes issued in exchange for $246 million principal amount of 2026 Notes and (ii) $79 million aggregate principal amount of 2030 Notes issued for cash. Such transactions resulted in gross cash proceeds of $75 million, excluding certain fees and other offering expenses, and represent an issue price of 95%. During the third quarter of 2025, the remaining 2026 Notes became due within 12 months of the balance sheet date. Accordingly, the entire principal balance of the 2026 Notes ($135 million) has been classified as a current liability in the condensed consolidated balance sheet as of September 30, 2025.
The 2030 Notes become convertible during any calendar quarter if, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days. This condition was met during the third quarter of 2025. Accordingly, the 2030 Notes are convertible at the option of the noteholders from October 1, 2025 through December 31, 2025 and, consequently, the entire principal balance of the 2030 Notes ($325 million) has been classified as a current liability in the condensed consolidated balance sheet as of September 30, 2025.
In May 2024, the Company entered into the ATM Agreement with Barclays Capital Inc. and Virtu Americas LLC, as sales agents (the “Agents”), pursuant to which the Company may offer and sell, from time to time, through the Agents, shares of the Company’s common stock having an aggregate offering price of up to $200 million. Under the ATM Agreement, the Agents may sell shares by any method deemed to be an “at-the-market offering.” During the three and nine months ended September 30, 2025, the Company issued and sold an aggregate of 21,587,667 shares at a weighted average price of $9.26 per share, under the ATM Agreement for total cash proceeds, after commissions, of approximately $198 million.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
On September 10, 2025, the Company closed certain private investment in public equity (“PIPE”) offerings and entered into purchase agreements with accredited investors that resulted in aggregate gross cash proceeds to the Company of approximately $41 million. See “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 13 — Related Parties” for details regarding the PIPE offerings.
We have incurred losses from inception through September 30, 2025, with the exception of net income during the three months ended March 31, 2022 and three months ended June 30, 2023, and we expect to incur additional losses in the future. Our ability to service our debt and fund working capital, business operations and capital expenditures will depend on our ability to generate cash from operating activities, which is subject to our future operating success, and ability to obtain inventory acquisition financing on reasonable terms, which is subject to factors beyond our control, including potential economic recession, rising interest rates, inflation and general economic, political and financial market conditions.
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
Our asset-backed facilities are each collateralized by a specified pool of assets, consisting of real estate inventory, restricted cash and equity interests in certain consolidated subsidiaries of Opendoor that directly or indirectly own our real estate inventory. The terms of our inventory financing facilities require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). As of September 30, 2025, the Company was in compliance with all financial covenants.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table summarizes certain details related to our non-recourse asset-backed debt as of September 30, 2025 (in millions, except interest rates):

		Outstanding Amount
September 30, 2025	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$—	$—	—%	June 25, 2027	June 25, 2027
Revolving Facility 2018-3	1,000	6	—	7.28%	September 29, 2026	September 29, 2026
Revolving Facility 2019-1	300	—	—	7.24%	February 18, 2027	February 18, 2027
Revolving Facility 2019-2	300	—	—	7.15%	October 2, 2026	October 1, 2027
Revolving Facility 2019-3	100	—	—	7.28%	April 5, 2027	April 3, 2028
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	400	100	—	5.88%	February 24, 2026	August 24, 2026
Term Debt Facility 2021-S2	268	268	—	3.57%	September 10, 2025	March 10, 2026
Term Debt Facility 2021-S3	1,000	—	625	3.75%	January 31, 2027	July 31, 2027
Total	$4,368	$374	$625
Issuance Costs		—	(4)
Carrying Value		$374	$621

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	3,000	—	200	12.00%	February 25, 2028	February 25, 2029
Term Debt Facility 2022-M1	250	—	150	12.24%	January 31, 2027	November 1, 2027
Total	$3,250	$—	$350
Issuance Costs			(5)
Carrying Value			$345

Total Non-Recourse Asset-backed Debt	$7,618	$374	$966
Asset-backed Senior Revolving Credit Facilities
We classify the senior revolving credit facilities as current liabilities on our condensed consolidated balance sheets. In some cases, the borrowing capacity amounts under the asset-backed senior revolving credit facilities as reflected in the table are not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. As of September 30, 2025, we had committed borrowing capacity with respect to asset-backed senior revolving credit facilities of $400 million.
The revolving period end dates and final maturity dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. Certain of our asset-backed senior revolving credit facilities may also have additional extension options that are subject to lender approval that are not reflected in the table above.
Asset-backed Senior Term Debt Facilities
We classify our senior term debt facilities as current or non-current liabilities in our condensed consolidated balance sheets based on the applicable final maturity date. The carrying value of the non-current liabilities is reduced by issuance costs of $4 million. In some cases, the borrowing capacity amounts under the asset-backed senior term debt facilities as reflected in the table are not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. As of September 30, 2025, we had committed borrowing capacity with respect to asset-backed senior term debt facilities of $1.0 billion.

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
Asset-backed Mezzanine Term Debt Facilities
In addition to the asset-backed senior revolving credit facilities and asset-backed senior term debt facilities, we have issued asset-backed mezzanine term debt facilities which are subordinated to the related senior facilities. The borrowing capacity amounts under the asset-backed mezzanine term debt facilities as reflected in the table are not fully committed and any borrowing above the committed amounts are subject to the applicable lender’s discretion. As of September 30, 2025, we had committed borrowing capacity with respect to asset-backed mezzanine term debt facilities of $450 million.
Convertible Senior Notes
In August 2021, we issued the 2026 Notes and in May 2025, we issued the 2030 Notes. The table below summarizes certain details related to our Convertible Senior Notes (in millions), as of September 30, 2025, which includes certain repurchases:

September 30, 2025	Remaining Aggregate Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
2026 Notes	$135	$—	$135
2030 Notes	325	(21)	304
Total Convertible Senior Notes	$460	$(21)	$439
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as well as the assets, liabilities and equity related to Opendoor Technologies Inc. (Parent Company Only) (“Parent Company”) and subsidiaries that are not VIEs, as of September 30, 2025 (in millions):

		VIE	Non-VIE	Total
CURRENT ASSETS:
Cash and cash equivalents		$—	$962	$962
Restricted cash		480	10	490
Escrow receivable		9	—	9
Real estate inventory		1,066	19	1,085
Inventory valuation adjustment		(31)	(1)	(32)
Real estate inventory, net		1,035	18	1,053
Other current assets		4	69	73
Total current assets		1,528	1,059	2,587
OTHER ASSETS	(1)	—	113	113
TOTAL ASSETS		$1,528	$1,172	$2,700

CURRENT LIABILITIES:
Current asset-backed senior revolving credit		$6	$—	$6
Current asset-backed senior term debt		368	—	368
Convertible senior notes – current portion		—	439	439
Other current liabilities	(2)	19	82	101
Total current liabilities		393	521	914
Non-current asset-backed mezzanine term debt		345	—	345
Non-current asset-backed senior term debt		621	—	621
LEASE LIABILITIES – Net of current portion		—	7	7
OTHER LIABILITIES		—	2	2
TOTAL LIABILITIES		$1,359	$530	$1,889

SHAREHOLDERS’ EQUITY:		$169	$642	$811
________________
(1)The Company’s consolidated Other Assets include the following assets as shown in the Condensed Consolidated Balance Sheets: Property and Equipment - Net, $31 million; Right of Use Assets, $9 million; Goodwill, $3 million; and Other Assets, $70 million.
(2)The Company’s consolidated Other Current Liabilities include the following liabilities as shown in the Condensed Consolidated Balance Sheets: Accounts Payable and Other Accrued Liabilities, $91 million; Interest Payable, $9 million; and Lease Liabilities – Current, $1 million.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in millions)	2025	2024
Net cash provided by (used in) operating activities	$979	$(515)
Net cash (used in) provided by investing activities	$(9)	$31
Net cash used in financing activities	$(281)	$(2)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$689	$(486)
Net Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities was $979 million and $(515) million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, cash provided by operating activities was primarily driven by the $1.1 billion decrease in real estate inventory, partially offset by our net loss, net of non-cash items, of $66 million. For the nine months ended September 30, 2024, cash used in operating activities was primarily driven by a $422 million increase in real estate inventory and our net loss, net of non-cash items, of $98 million.
Net Cash (Used in) Provided by Investing Activities
Net cash (used in) provided by investing activities was $(9) million and $31 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, cash used in investing activities consisted of a $9 million increase in property and equipment principally related to IDSW capitalization, as well as, a $6 million increase in equity investments, partially offset by a decrease in marketable securities of $6 million. For the nine months ended September 30, 2024, cash provided by investing activities primarily consisted of a decrease in marketable securities of $55 million, partially offset by an $22 million increase in property and equipment principally related to IDSW capitalization.
Net Cash Used in Financing Activities
Net cash used in financing activities was $281 million and $2 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, cash used in financing activities was primarily attributable to $584 million net principal payments on non-recourse asset-backed debt, partially offset by approximately $198 million of total cash proceeds , after commissions, from the issuance of common stock under the at-the-market offering agreement, as well as $75 million of proceeds from the issuance of convertible senior notes, net of discount, and $41 million of proceeds from certain PIPE offerings. For the nine months ended September 30, 2024, cash used in financing activities was primarily attributable to $7 million net principal payments on non-recourse asset-backed debt.
Contractual Obligations and Commitments
There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024, except for the

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
categories of contractual obligations discussed above with respect to the Convertible Senior Notes and otherwise included in the table below, which have been updated to reflect our contractual obligations as of September 30, 2025:

	Payment Due by Year
(in millions)	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Senior revolving credit facilities(1)	$6	$6	$—	$—	$—
Senior and mezzanine term debt facilities(2)	1,520	445	865	210	—
Convertible senior notes(3)	484	484	—	—	—
Operating lease(4)	11	1	4	4	2
Purchase commitments(5)	164	164	—	—	—
Total	$2,185	$1,100	$869	$214	$2
______________
(1)Represents the principal amounts outstanding as of September 30, 2025. Includes estimated interest payments, calculated using the variable rate in existence at period end over an assumed holding period of 90 days. Borrowings under the senior revolving credit facilities are payable as the related inventory is sold. The payment is expected to be within one year of September 30, 2025.
(2)Represents the principal amounts outstanding as of September 30, 2025 and estimated interest payments assuming the principal balances remain outstanding until maturity. The final maturity dates of the senior and mezzanine term debt facilities vary, as discussed above.
(3)Represents the principal amounts outstanding for the 2026 Notes as of September 30, 2025 and interest payments assuming the principal balances remain outstanding until maturity. Includes the principal amounts outstanding for the 2030 Notes as of September 30, 2025 and interest payments assuming the notes matures within one year. The 2030 Notes have an original maturity date of May 15, 2030 and noteholders have the option to convert through December 31, 2025. Assuming there are no conversions, total future cash outflows would be as follows:

	Payment Due by Year
(in millions)	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Convertible senior notes	$576	$159	$46	$371	$—
(4)Represents future payments for long-term operating leases that have commenced, or have been executed but not yet commenced, as of September 30, 2025. In May 2025, the Company amended its Tempe, Arizona office lease to terminate the Company’s obligations with respect to a portion of the leased premises, which resulted in a decrease of undiscounted, future lease payments of $10 million.
(5)As of September 30, 2025, we were under contract to purchase 526 homes for an aggregate purchase price of $164 million.
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
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the condensed consolidated financial statements. Based on this definition, critical accounting policies and estimates are discussed in “Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Annual Report on Form 10-K for the year ended December 31, 2024. There have been no significant changes to these critical accounting estimates during the first nine months of 2025. In addition, we have other key accounting policies and estimates that are described in “Part I – Item 1. Financial

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Statements – Notes to Condensed Consolidated Financial Statements – Note 1. Description of Business and Accounting Policies” in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
We are subject to market risk by way of changes in interest rates on borrowings under our inventory financing facilities. As of September 30, 2025, we had total outstanding balances on our asset-backed debt of $1.3 billion, 100% of which was based on a fixed rate with an average duration of 1.7 years. Total property financing interest expense for the nine months ended September 30, 2025 was $81 million, of which $68 million was fixed and $13 million was floating. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. Many of our floating rate debt facilities also have benchmark rate floors. See “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 5. Credit Facilities and Long-Term Debt” for additional information regarding our inventory financing facilities and fixed and floating interest rates. Assuming no change in the outstanding borrowings on our credit facilities, we estimate that a one percentage point increase in applicable benchmark rates would not have resulted in an impact on our annual interest expense as of September 30, 2025.
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
In response to persistent inflationary pressures in the U.S., the Federal Reserve implemented a number of increases to the federal funds rate in 2022 and 2023. Despite the Federal Reserve’s rate reductions in 2024 and 2025, the federal funds rate remains elevated compared to recent historical levels. Higher interest rates contribute to increased mortgage rates, which reduce home affordability and can lead to lower transaction volumes, extended holding periods, and increased holding and financing costs for our owned inventory. See “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Housing Environment” for a further discussion of the impact of the elevated federal funds rate on our business.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2025.

OPENDOOR TECHNOLOGIES INC.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
In the course of conducting our business operations, we are exposed to a variety of risks. You should carefully consider the risks described below, the risks described in “Part I – Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”), and in “Part II – Item 1A. Risk Factors,” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (the “June 2025 Quarterly Report,”), as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and related notes and “Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations,” before deciding whether to invest in our common stock. Any of the risk factors we described in “Part I – Item 1A. Risk Factors,” in our Annual Report or in subsequent periodic reports, have affected or could materially and adversely affect our business, financial condition, results of operations, and prospects. The market price of shares of our common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Certain statements in “Risk Factors” are forward-looking statements. See “Forward-Looking Statements.”
There have been no material changes to our risk factors since the Annual Report and our June 2025 Quarterly Report, other than the following:
We utilize a significant amount of debt and financing arrangements in the operation of our business. Our cash flows and operating results could be adversely affected by required payments of debt or related interest and other risks of our debt financing.
As of September 30, 2025, we had approximately $1.3 billion of non-recourse asset-backed loans. Our leverage could have meaningful consequences to us, including increasing our vulnerability to economic downturns, limiting our ability to withstand competitive pressures, or reducing our flexibility to respond to changing business and economic conditions. We are also subject to general risks associated with debt financing, including (1) our cash flow may not be sufficient to satisfy required payments of principal and interest; (2) we may not be able to refinance our existing indebtedness or refinancing terms may be less favorable to us than the terms of our existing debt; (3) debt service obligations or facility prepayments could reduce funds available for capital investment and general corporate purposes; (4) the conversion of our outstanding convertible notes and their corresponding settlement in whole or in part in cash could adversely affect our liquidity; and (5) any default on our indebtedness could result in acceleration of the indebtedness and foreclosure on the homes collateralizing that indebtedness, with our attendant loss of any prospective income and equity value from such property. Any of these risks could place strains on our cash flows, reduce our ability to grow, and adversely affect our results of operations.

OPENDOOR TECHNOLOGIES INC.

We may not have the ability to raise the funds necessary for cash settlement upon conversion of the Convertible Senior Notes (as defined below) or to repurchase the Convertible Senior Notes for cash following a fundamental change or, in respect of the 2030 Notes, to repurchase the 2030 Notes if the holders of the 2030 Notes require so on May 15, 2028, and our future debt may contain limitations on our ability to pay cash upon conversion of the Convertible Senior Notes or to repurchase the Convertible Senior Notes.
Holders of our 0.25% convertible senior notes due 2026 (the “2026 Notes”) or our 7.00% convertible senior notes due 2030 (the “2030 Notes” and together with the 2026 Notes, the “Convertible Senior Notes”) have the right to convert their Convertible Senior Notes:
•during any calendar quarter, if the last reported sale price of our common stock exceeds 130% of the conversion price for each of at least twenty business days (whether or not consecutive) during the thirty consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter;
•during the five consecutive business day period after any 10 consecutive trading day period if the trading price per $1,000 principal amount of the applicable Convertible Senior Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our common stock and the conversion rate of the notes on each such trading day;
•upon the occurrence of specified corporate events; and
•if we call any or all of the Convertible Senior Notes for redemption, at any time prior to the close of business on the scheduled trading day prior to the redemption date.
If one or more holders elect to convert their Convertible Senior Notes, such conversions of the Convertible Senior Notes will be settled in cash up to at least the principal amount being converted. During the quarter ended September 30, 2025, the last reported sale price of our common stock exceeded 130% of the conversion price of our 2030 Notes for the requisite period described above. As a result, the holders of our 2030 Notes are entitled to convert such 2030 Notes pursuant to the terms of the indenture governing the 2030 Notes at their option at any time during the quarter ending December 31, 2025. If the holders of our 2030 Notes elect to convert their 2030 Notes and we elect to satisfy our conversion obligation by fully or partially settling through the payment of cash, our liquidity may be adversely affected. If the holders of our 2030 Notes elect to convert their notes and we elect to partially satisfy our conversion obligation by delivering shares of our common stock, there may be a substantial dilutive effect on our common stock. Even if holders do not elect to convert their 2030 Notes, we are required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2030 Notes as a current rather than long-term liability, which has had and may continue to result in a material reduction of our net working capital.
In addition, subject to limited exceptions, holders of the Convertible Senior Notes have the right to require us to repurchase their 2026 Notes or 2030 Notes, respectively, upon the occurrence of a fundamental change at a cash repurchase price generally equal to 100% of the principal amount of the applicable Convertible Senior Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. Further, holders of the 2030 Notes have the right to require us to repurchase all or part of their 2030 Notes on May 15, 2028 at a cash repurchase price equal to 100% of the principal amount of their 2030 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the repurchase date.
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

OPENDOOR TECHNOLOGIES INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
Other than as disclosed in our Current Report on Form 8-K dated September 11, 2025, none.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a)     Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.
On October 31, 2025, Sydney Schaub notified the Company’s Chief Executive Officer of her resignation as the Company’s Chief Legal Officer, effective as of November 7, 2025. Following her resignation, the Company expects that Ms. Schaub will remain as an advisor through November 21, 2025.
On November 5, 2025, the Company appointed Giang Nguyen (LeGrice), age 44, as Chief Operating Officer of the Company. Ms. LeGrice joined the Company as Senior Vice President, Operations, in October, and she previously served as Vice-President, Operations at Shopify Inc., an all-in-one commerce platform for businesses, from May 2021 to October 2025 and as its Head of Operations from December 2020 to April 2021. Ms. LeGrice holds a Bachelor of Commerce in Actuarial Mathematics & Finance from the University of Manitoba in Canada.
(b)     None.
(c)     Securities Trading Arrangements of Directors and Executive Officers
Rule 10b5-1 Trading Plans
The following table describes contracts, instructions or written plans for the sale or purchase of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” by our directors or executive officers during the three-month period ended September 30, 2025.

Trading Arrangement
	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Maximum Shares to be Sold	Expiration Date
Shrisha Radhakrishna (President)	Adopt	8/5/2025	X		1,402,500(3)	10/31/2026
Selim Freiha (Former Chief Financial Officer)	Adopt	8/5/2025	X		2,252,093(4)	10/31/2026
Shrisha Radhakrishna (President)	Terminate	8/15/2025	X		1,402,500(3)	10/31/2026
Sydney Schaub (Chief Legal Officer)	Terminate	8/22/2025	X		1,194,668(5)	12/15/2025
Selim Freiha (Former Chief Financial Officer)	Terminate	8/25/2025	X		2,252,093(4)	10/31/2026
______________
(1)Intended to satisfy the affirmative defense of Rule 10b5-1(c)
(2)Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
(3)At the time of adoption, the maximum number of shares that could be sold was unknown. The Rule 10b5-1 trading arrangement contemplated, as of the adoption date, the sale of up to 1,402,500 shares of common stock subject to RSUs previously granted to Mr. Radhakrishna that will vest at various dates between November 15, 2025 and October 15, 2026.

OPENDOOR TECHNOLOGIES INC.

The aggregate number of Mr. Radhakrishna’s RSU shares that will be available for sale under the Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards.
(4)At the time of adoption, the maximum number of shares that could be sold was unknown. The Rule 10b5-1 trading arrangement contemplated, as of the adoption date, the sale of up to 2,252,093 shares of common stock subject to RSUs previously granted to Mr. Freiha that were scheduled to vest or vested at various dates between November 15, 2025 and October 15, 2026, prior to Mr. Freiha’s resignation from his position as Chief Financial Officer effective September 19, 2025. The aggregate number of Mr. Freiha’s RSU shares that will be available for sale under the Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards.
(5)At the time of adoption, the maximum number of shares that could be sold was unknown. The Rule 10b5-1 trading arrangement contemplated, as of the adoption date, the sale of up to 393,260 shares of common stock; however, 373,382 of such shares may be sold pursuant to a prior Rule 10b5-1 trading arrangement that will expire prior to the commencement of sales under the plan adopted on September 3, 2024. The Rule 10b5-1 trading arrangement also contemplated, as of the adoption date, the sale of up to 801,408 shares of common stock subject to RSUs previously granted to Ms. Schaub that will vest or vested at various dates between September 15, 2024 and October 15, 2025, as well as an unknown number of shares to be purchased in the future pursuant to the Company’s Employee Stock Purchase Plan. The aggregate number of Ms. Schaub’s RSU shares that will be available for sale under the Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards.
Rule 10b5-1 Sell to Cover Instruction Letter
On August 5, 2025, Mr. Radhakrishna and Mr. Freiha each entered into a 10b5-1 Instruction Letter (the “Instructions”) with respect to all RSUs granted or to be granted to each of them under the Company’s equity plans or any successor plans, in order to instruct the broker(s) chosen by the Company to sell shares of common stock in order to satisfy any tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards. The Instructions are intended to satisfy the affirmative defense of Rule 10b5-1(c). The aggregate number of shares to be sold under the Instructions is not determinable and there is no set expiration date for the Instructions.
On September 12, 2025, Ms. Schaub canceled the 10b5-1 Instruction Letter she had previously entered into on August 13, 2024 (the “2024 Instructions”). The 2024 Instructions covered all RSUs granted or to be granted to Ms. Schaub under the Company’s equity plans or any successor plans, in order to instruct the broker(s) chosen by the Company to sell shares of common stock in order to satisfy any tax withholding obligations that arose in connection with the vesting and settlement of such RSU awards. The 2024 Instructions were intended to satisfy the affirmative defense of Rule 10b5-1(c). The aggregate number of shares to be sold under the 2024 Instructions is not determinable and there was no set expiration date for the 2024 Instructions.
On September 12, 2025, Ms. Schaub entered into a 10b5-1 Instruction Letter (the “2025 Instructions”) with respect to all RSUs granted or to be granted to her under the Company’s equity plans or any successor plans, in order to instruct the broker(s) chosen by the Company to sell shares of common stock, beginning January 1, 2026, in order to satisfy any tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards. The 2025 Instructions are intended to satisfy the affirmative defense of Rule 10b5-1(c). The aggregate number of shares to be sold under the 2025 Instructions is not determinable and there is no set expiration date for the 2025 Instructions.
Item 6. Exhibits.
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of September 15, 2020, by and among Social Capital Hedosophia Corp. II, Hestia Merger Sub Inc. and Opendoor Labs Inc.	8-K	001-39253	2.1	09/17/2020

OPENDOOR TECHNOLOGIES INC.

3.1		Certificate of Incorporation of Opendoor Technologies Inc.	8-K	001-39253	3.1	12/18/2020
3.2		Amended and Restated Bylaws of Opendoor Technologies Inc.	8-K	001-39253	3.1	01/24/2023
4.1		Specimen Common Stock Certificate of Opendoor Technologies Inc.	S-4/A	333-249302	4.5	11/06/2020
4.2		Warrant Agreement, dated July 28, 2022, between Opendoor Technologies Inc. and Zillow, Inc.	8-K	001-39253	99.2	08/05/2022
10.1	#	Offer Letter Agreement, dated as of September 10, 2024, by and between Opendoor Labs Inc. and Shrisha Radhakrishna					*
10.2	#	Amendment of Offer Letter Agreement, dated as of August 26, 2025, by and between Opendoor Labs Inc. and Shrisha Radhakrishna					*
10.3	#	Offer Letter Agreement, dated as of September 10, 2025, by and between Opendoor Labs Inc. and Kaz Nejatian					*
10.4	#	Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement by and between Opendoor Technologies Inc. and Kaz Nejatian (included as Exhibit A to Exhibit 10.3)					*
10.5	#	Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement (First Sign-On PSU Award) by and between Opendoor Technologies Inc. and Kaz Nejatian (Exhibit B to Exhibit 10.3)	S-8	333-290224	4.4	09/12/2025
10.6	#	Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement (Second Sign-On PSU Award) by and between Opendoor Technologies Inc. and Kaz Nejatian (Exhibit C to Exhibit 10.3)	S-8	333-290224	4.5	09/12/2025
10.7	#	Offer Letter Agreement, dated as of September 18, 2025, by and between Opendoor Labs Inc. and Christy Schwartz					*
10.8	#	Advisory Agreement, dated as of August 15, 2025, by and between Opendoor Technologies Inc. and Carrie Wheeler					*
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2		Certification of Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1		Certification of Chief Executive Officer and Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH		Inline XBRL Taxonomy Extension Schema Document					*
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document					*

OPENDOOR TECHNOLOGIES INC.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)	*
________________
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

OPENDOOR TECHNOLOGIES INC.
SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENDOOR TECHNOLOGIES INC.

Date:	November 06, 2025	By:	/s/ Kaz Nejatian

			Name:	Kaz Nejatian
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 06, 2025	By:	/s/ Christy Schwartz

			Name:	Christy Schwartz
			Title:	Interim Chief Financial Officer
(Principal Financial and Accounting Officer)