Form 10-K
period 2025-12-31
Opendoor Technologies Inc.
filed 2026-02-19
CIK 1801169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________.
Commission file number 001-39253
Opendoor Technologies Inc.
(Exact name of registrant as specified in its charter)

Delaware			30-1318214
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1295 West Washington Street,		Suite 115
Tempe,	AZ		85288
(Address of Principal Executive Offices)			(Zip Code)
(480) 618-6760
Registrant's telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value per share	OPEN	The Nasdaq Stock Market LLC
Series K Warrants, each whole warrant exercisable to purchase one share of common stock at an exercise price of $9.00 per warrant	OPENW	The Nasdaq Stock Market LLC
Series A Warrants, each whole warrant exercisable to purchase one share of common stock at an exercise price of $13.00 per warrant	OPENL	The Nasdaq Stock Market LLC
Series Z Warrants, each whole warrant exercisable to purchase one share of common stock at an exercise price of $17.00 per warrant	OPENZ	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
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
7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2025 was $339,866,979. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates.
The number of shares of registrant’s common stock outstanding as of February 12, 2026 was 958,325,481.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to its 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

OPENDOOR TECHNOLOGIES INC.

Annual Report On Form 10-K
For Fiscal Year Ended December 31, 2025

i

OPENDOOR TECHNOLOGIES INC.

As used in this Annual Report on Form 10-K, unless the context requires otherwise, references to “Opendoor,” the “Company,” “we,” “us,” and “our,” and similar references refer to Opendoor Technologies Inc. and its wholly owned subsidiaries following the Business Combination (as defined herein) and to Opendoor Labs Inc. prior to the Business Combination.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including, without limitation, statements regarding: current and future health and stability of the real estate housing market and general economy; volatility of mortgage interest rates; changes in resale clearance rates and expectations regarding future behavior of consumers and partners; the health and status of our financial condition; our liquidity position and expectations with respect to our debt and equity financing; anticipated future results of operations or financial performance; priorities of the Company to achieve future financial and business goals; impacts to our business from political and regulatory activity, including recent trade policies and potential increased tariffs; the likelihood of offer acceptance among high-quality homes in response to refinements to our spread policy; our ability to continue to effectively navigate the markets in which we operate; anticipated future and ongoing impacts and benefits of acquisitions, partnership channel expansions, product innovations and other business decisions; health of our balance sheet to weather ongoing market transitions and any expectation to quickly re-scale in the future upon market stabilization; our ability to adopt an effective approach to manage economic and industry risk, as well as inventory health, including by improving the quality of homes in our portfolio and supporting faster sell-through; our expectations with respect to the future success of our partnerships; our business strategy and plans, including plans to grow market share; market opportunity and expansion and objectives of management for future operations, including statements regarding the benefits and timing of the roll out of new products or technology; and the expected diversification of funding sources, are forward-looking statements. When used in this Annual Report on Form 10-K, words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “might,” “opportunity,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strategy,” “strive,” “target,” “vision,” “will,” or “would,” any negative of these words or other similar terms or expressions may identify forward-looking statements. The absence of these words does not mean that a statement is not forward-looking.
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
•our ability to grow market share;
•our ability to leverage artificial intelligence (“AI”) to drive operational efficiency;
•our ability to manage our growth effectively;
•our ability to expeditiously sell and appropriately price our inventory;
•our ability to manage our liquidity and capital resources and access sources of capital, including our ability to satisfy the obligations of our outstanding convertible notes, our ability to conduct debt and equity financings and our ability to complete securitization financings to support our real estate inventories;
•our ability to maintain and enhance our products and brand, and to attract customers;

OPENDOOR TECHNOLOGIES INC.
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
•the impact of pending or any future litigation or regulatory actions; and
•the other important factors described in Part I. Item 1A “ Risk Factors” in this Annual Report on Form 10-K.
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

OPENDOOR TECHNOLOGIES INC.
•Our business is dependent upon our ability to expeditiously sell inventory. Failure to expeditiously sell our inventory could have an adverse effect on our business, sales and results of operations.
•We may be unable to realize expected benefits from our restructuring and cost reduction efforts and our business might be adversely affected.
•Declines in real estate values have resulted in, and could continue to result in, inventory valuation adjustments, which have and may continue to adversely affect our financial condition and operating results.
•Our growth depends in part on the success of our strategic relationships with third parties.
•Our business is dependent upon access to desirable inventory. Obstacles to acquiring attractive inventory, whether because of supply, competition, macroeconomic conditions, or other factors may have a material adverse effect on our business, sales and results of operations.
•We process, store and use Personal Information (as defined herein) and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and any violation or perceived violation of these privacy obligations could result in a claim for damages, regulatory action, loss of business, or unfavorable publicity.
•Issues in, and increasing regulation with respect to, the development and use of AI may result in reputational harm or liability.
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

OPENDOOR TECHNOLOGIES INC.
PART I
Item 1. Business.
Mission
Our mission is to tilt the world in favor of homeowners, by making homeownership simpler, faster, and fairer for everyone.
Our Company
We are a leading e-commerce platform for residential real estate transactions and the largest U.S. iBuyer. Since founding Opendoor in 2014, our goal has been to reinvent one of life's most important transactions by enabling homeowners to buy, sell, and move through a simple, certain, and largely digital experience. By leveraging artificial intelligence, data science and purpose-built software, we enable consumers to transact directly with Opendoor, eliminating traditional friction and intermediaries. Our platform combines product design and operations to create what we believe will be the future of how people buy or sell a home.
Residential real estate is the largest consumer category in the United States. In 2025 alone, more than four million existing homes were sold, representing approximately $1.7 trillion in transactions. Additionally, with approximately two-thirds of Americans living in a home they own, housing is the single largest consumer expenditure in the United States, ahead of transportation, food, insurance, and healthcare.
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
Opendoor transforms the home selling and buying process into a simple and certain online experience. Since launch, customers have demonstrated their desire for our digital, on-demand real estate solution with over 294,000 homes bought and sold by Opendoor across the United States. In 2025, we sold over 11,700 homes and generated $4.4 billion in revenue while continuing to delight customers, maintaining an average Net Promoter Score (“NPS”) of nearly 80 from our sellers since 2021.
Since our initial market launch in Phoenix in 2014, we have expanded across the United States and operated in 50 markets going into 2025. In late 2025, we began expanding our buybox from a limited set of geographies to effectively nationwide coverage across the contiguous United States, with the ability to make offers in substantially all residential zip codes.
We believe we are still in the early stages of the digital transformation of real estate. Powered by artificial intelligence and advanced technology, we are building a real estate platform that enables buyers and sellers to transact with Opendoor digitally, with fewer intermediaries and with simplicity, certainty, and control over the entire process. We're creating an experience where consumers can buy or sell a home as easily as they book travel or shop online today.
Market Overview
Residential real estate is a massive offline market. Of the $1.7 trillion residential real estate transactions in 2025, the vast majority remain offline, channeled through traditional agents and brokers. Digital-first platforms like Opendoor that enable direct transactions captured less than 1% of the market, representing a significant opportunity to bring this category online.
The current landscape is highly fragmented. Today, nearly 90% of residential real estate transactions in the United States involve an agent. There are over two million licensed real estate agents in the United States, who each complete approximately four transactions on average per year, and many of whom do not solely work in real estate. Without appropriate support, this can lead to an inconsistent experience for consumers looking for guidance in what is typically the largest financial decision of their lives. Consumer satisfaction reflects this broken experience, with traditional real estate transactions generating Net Promoter Scores around 30, significantly below other major consumer categories and well below Opendoor's average NPS of nearly 80.

OPENDOOR TECHNOLOGIES INC.
Traditional transactions involve multiple value-capturing intermediaries. In a typical transaction, separate parties provide mortgage origination, title and escrow services, home warranties, insurance, and other related services, each capturing fees and adding complexity. By establishing direct relationships with consumers through a digital platform, Opendoor can offer these services seamlessly within a single integrated experience. This broader residential real estate ecosystem represents a substantial incremental market opportunity for a comprehensive digital platform.
Real estate is migrating online. Consumers are shifting their spend online and demanding digital-first experiences for greater efficiency, certainty, and speed. E-commerce now represents over 15% of total retail spending, and over 70% of travel bookings are completed online, yet less than 1% of residential real estate transactions are completed digitally, highlighting the significant transformation opportunity ahead. While the vast majority of home buyers browse for homes online, the transaction itself is still largely offline, creating an opportunity to eliminate traditional intermediaries and enable consumers to transact with simplicity and control.
The Problem
The traditional offline, intermediated process of selling or buying a home creates uncertainty, complexity, and lack of control for consumers. For nearly 90% of United States sellers that list their home on the market using an agent, the typical experience involves coordinating with multiple parties over several months, with significant risk of delays or deal failure. This broken process stems from reliance on fragmented intermediaries and analog systems, creating pain points at every stage:
•Find a listing agent. Before the seller can list, they must find a qualified agent. Approximately 80% of sellers contact only one real estate agent before listing.
•Prepare the home for listing. The seller often needs to get the home “sale ready.” This preparation, including cleaning, staging and any necessary upgrades, typically involves a lot of guesswork, time, and money.
•List the home. A home typically needs to be listed for over 50 days on average before it goes into contract.
•Host open houses and home visits. During the process, the seller will typically host dozens of strangers walking through their home, and deal with the hassle of cleaning up and clearing out, often on short notice and during inconvenient times.
•Receive an offer. Over 35% of home sellers reduce their asking price at least once, while over 20% of sellers offer incentives to attract buyers. Once an offer is received, the seller has to negotiate the offer, negotiate the closing date, and deal with any contingencies the buyer may have.
•Negotiate repairs or fix issues identified by buyers. After the offer is accepted, the buyer typically conducts an inspection, which often forces the seller to renegotiate the offer or fix issues, increasing the homeowner’s costs and potentially delaying closing.
•Wait for closing. Once the contract is signed, it still takes 35 days on average to close. The seller is reliant on the home buyer and a disparate set of counterparties — such as their agent, mortgage broker and escrow officer — to coordinate and complete the closing process.
•Fall-through risk. Finally, there is nearly a 20% chance the contract falls through between signing and closing (based on average multiple listing services (“MLS”) contract fall-through rates in our markets in 2025), forcing the home seller to start the entire process all over again.
•Risk of delisting. Even after enduring the listing process, there is no guarantee of a sale. In 2025, the ratio of homes being delisted relative to contracts has reached historical highs, frequently exceeding 25% on a monthly basis. This means a significant portion of sellers invest time and money only to remove their home from the market without a successful transaction.
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

OPENDOOR TECHNOLOGIES INC.
Our Solution
Opendoor is an end-to-end real estate platform enabling customers to sell and buy a home online. We offer a number of products designed to meet different seller and buyer needs while leveraging a common technology, pricing, and operations platform. By centralizing underwriting, home operations, and closing services, and by applying software, data science, and artificial intelligence to key decision points, we aim to deliver a transaction that is faster, more certain, and more transparent than the traditional process. Today, our primary product offerings include:
•Cash Offer. Launched in 2014, our core product enables homeowners to sell their home directly to Opendoor for cash. We then resell the home to a subsequent home buyer. By selling to Opendoor, homeowners can avoid the stress of open houses, preparing the home for market, overlapping mortgages, and the uncertainty that can come with listing a home on the open market. Using our website or mobile app, sellers can receive an estimated offer online. Eligible sellers may then be prompted to download our mobile application and complete a guided self-assessment of their home. Based on information provided and our internal valuation models, we present an offer. If a seller accepts the offer, a physical inspection is conducted to validate the home’s condition and key attributes. Material discrepancies may result in an adjustment to the offer. Sellers can then select their preferred closing date and, in many cases, close electronically.
For customers who sell directly to us, we charge a service fee. Our final purchase price also reflects expected repairs and home quality improvements that relate to our assessment of home condition and the expectations of buyers in the market. Our offering compares favorably to the traditional listing process, which can include a broker fee and a number of additional costs, such as resale concessions, inspection costs, staging costs, mortgage payments on two homes, and additional moving and storage costs. Many of these expenses may be unforeseen by the homeowner at the outset. Our final offer, inclusive of purchase price, service fee, and condition pricing adjustment, is intended to provide the homeowner with more certainty and transparency as to their expected sale proceeds, while removing the hassle of doing repairs and other work to get the home “sale ready.”
•Cash Plus Offer. Cash Plus is a variant of our core cash offer for existing homeowners who want the convenience and certainty of selling directly to Opendoor while retaining the potential to participate in resale upside. In a Cash Plus transaction, the homeowner sells to Opendoor, and typically receives a large portion of their expected net proceeds upfront. We complete any necessary repairs, list and resell the home, and, after recovering certain costs and our service fee, remit the remaining sale proceeds, if any, to the seller (subject to certain program restrictions). Cash Plus is designed for sellers who value a simple, certain sale and single move, but also want the opportunity to benefit if the home ultimately sells for more on the open market.
In addition to these products, we also offer customers integrated title insurance and escrow services through our subsidiaries. Currently, we offer title insurance services in a majority of our markets and on both the acquisition and resale side of the transaction. In the markets where our title services are offered, we provided these services for over 80% of Opendoor home transactions that closed in 2025. Our title and escrow companies charge buyers and/or sellers fees related to settlement and escrow services. Additionally, as agents for national title insurance underwriters, they charge title insurance premiums, which may be based on promulgated rates or rates filed by national title insurance companies. The fees charged by our title and escrow companies vary by market.
Our Business Model
We generate revenue primarily by acquiring homes directly from sellers and reselling them to buyers. Unlike traditional real estate brokers who earn commissions by facilitating transactions between third parties, we act as principal, purchasing and taking ownership of homes. This distinction shapes our revenue model, cost structure, and capital requirements.
Revenue Generation. We earn revenue through:
Home sales. We acquire homes from sellers at a purchase price that incorporates our expected unit economics and a condition‑based pricing adjustment for expected repairs and improvements. We then resell homes to buyers at market prices.
Service revenue. Our title and escrow subsidiaries provide settlement services for the majority of our transactions. We also earn limited revenue from capital-light products including referrals.

OPENDOOR TECHNOLOGIES INC.
Cost Structure.
Variable operating expenses tied to transaction volume include home acquisition costs, renovation and repair expenses, holding costs during ownership (property taxes, utilities, insurance, maintenance), financing costs on inventory, and selling costs.
Fixed and semi-fixed operating expenses include technology and development expenses, sales and marketing, general and administrative costs, and corporate overhead, which do not vary proportionally with transaction volume.
Our gross profit on a home sale reflects the difference between our resale price, net of buyer concessions, and our cost of revenue, which includes the property purchase price, acquisition costs, direct costs to renovate or repair the home and inventory valuation adjustments, if any. Contribution Profit on a home sale is similar to gross profit, but excludes valuation adjustments, if any, and includes holding costs and selling costs. Contribution Profit (Loss) is a non-GAAP financial measure. See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for further details and a reconciliation of Contribution Profit (Loss) to its nearest comparable GAAP measure.
Capital Requirements. We purchase homes and hold them as inventory on our balance sheet until resale. We primarily use non-recourse asset-backed debt to provide financing for our real estate purchases and renovations. See “Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for further detail.
Offers
AI-Powered Pricing at Scale. We generate demand for our products and services primarily through organic awareness, word-of-mouth, targeted paid media spend, and partnership channels such as our relationships with homebuilders, real estate agents, and online real estate portals. Home sellers visit our website or mobile app and answer a few questions about their home’s condition, features, and upgrades. Over 20% of all sellers who listed or sold their homes across our 21 oldest markets have previously entered their home address on Opendoor.com, indicating that roughly one in five sellers in these markets considers Opendoor when assessing their selling options. This high consideration rate reflects strong brand recognition and positions us to capture increasing market share as we continue to improve our product and customer experience. While it will take time for brand awareness in our newer markets to reach the levels of our more established markets, over time we anticipate being top-of-mind for a growing base of those sellers.
For eligible homes, customers receive an offer typically within minutes, which can be refreshed at any time through their personalized seller dashboard. As of December 31, 2025, our offers are algorithmically generated using our proprietary AI models with limited human intervention.
Data-Driven Home Assessment. To finalize our offer, we may conduct home assessments to verify the home's condition and determine necessary repairs or improvements. Customers can choose to complete self-guided assessments by uploading videos and photos through our app or we offer in-person home assessments. We typically apply a condition pricing adjustment informed by our assessment of the home and the estimated work needed to bring and maintain it in “sale‑ready” condition consistent with local buyer expectations. We have developed purpose-built software to guide these assessments and collect over 150 unique data points on average regarding a home’s condition and quality. This proprietary data feeds directly back into our pricing algorithms, creating a continuous learning loop that improves accuracy over time. After all the data has been collected and incorporated, each offer is reviewed and finalized by members of our pricing team, combining algorithmic precision with strategic judgment.
Offer Conversion. We closely track our “true seller” conversion rate, meaning the percentage of unique leads who either accept an Opendoor offer or list their home on the MLS within 60 days of receiving our offer. We believe this is an important measure of the strength of our value proposition.
Home acquisition and repairs
Once a seller accepts our purchase offer, we enable flexible closing timelines to meet their specific needs. This flexibility is particularly valuable for the majority of sellers who are also buyers, allowing them to coordinate both transactions and avoid double moves or carrying two mortgages simultaneously, a significant advantage over traditional sales where timing is controlled by multiple parties and uncertain closing dates. Prior to closing, we conduct a structured inspection of major systems to finalize repair scopes and condition-based pricing adjustments.

OPENDOOR TECHNOLOGIES INC.
Following acquisition, we conduct repairs and home quality improvements to ensure each property is in "sale ready" condition for resale. We engage third-party contractors within each market and leverage proprietary data from thousands of transactions to continuously optimize our repair strategies and cost estimates. Our AI-powered systems analyze neighborhood-level resale outcomes and repair performance data to improve accuracy and efficiency over time, enabling us to manage renovation scope and budget effectively at scale.
Home resale
After preparing homes for market, we leverage multiple distribution channels to generate buyer demand, including the Opendoor website and mobile app, local MLS, syndication across real estate portals, and property signage.
As the principal in the transaction rather than an intermediary, we operate from a structurally advantageous position. Our proprietary AI-powered pricing engine enables data-driven decisions across a large, diversified portfolio of homes, incorporating granular demand signals to optimize pricing and sell-through velocity. We manage inventory performance by listing cohort and by market, with our pricing models designed to achieve target margins while maintaining appropriate transaction velocity and portfolio health. This systematic, technology-driven approach to resale contrasts with traditional agent-led pricing, which relies primarily on individual judgment and limited comparable data.
Efficient inventory turnover, from acquisition through preparation, listing, and resale, is critical to our financial performance, as we bear holding costs (utilities, property taxes, maintenance, and insurance) and financing costs during our ownership period. Our technology platform and operational scale enable us to optimize this cycle systematically.
When we receive an acceptable offer, we enter into a resale contract. Buyers typically conduct inspections, finalize their mortgage application process and take possession of the home upon closing.
Industry-Leading Pricing Capabilities
Our ability to price homes competitively is fundamental to our business model. Since inception, we have prioritized investment in proprietary data collection, machine learning models, and systematic pricing operations that enable us to deliver competitive offers to customers while managing acquisition volumes and resale policy decisions to meet our margin and risk management objectives.
To create our final home offers, we algorithmically produce both an estimated valuation and an assessment of our confidence level in that estimate, and we then may further validate that estimate with a combination of virtual and in person assessments of the home, as well as additional review from our in-house pricing analysts, to finalize the offer. We dynamically adjust our offers to account for the level of certainty in pricing each home. This degree of certainty can be impacted by factors such as macro conditions, local market dynamics, the condition or attributes of a home, and the depth of home comparables. We recalibrate our view of pricing and where market values are trending using high-frequency detailed metrics across all aspects of our business, including inputs related to the dynamics of market demand and supply across markets, home types, and time periods. These factors are reflected in our spreads, which we define as total discount to our home valuation at the time of offer, less our 5% service fee.
While the real estate industry generates a wealth of publicly sourceable data, much of this data lacks the quality and specificity essential to price individual homes. Since our inception, we have invested in our research and data science teams, modeling capabilities, and systematized tooling to gather, aggregate, correct, and synthesize an expanding catalog of proprietary, hyper-local data in order to enhance and automate pricing decisions. We have also acquired third-party data to improve our pricing models and forecast quality. Our proprietary models are informed by millions of data points that have been collected and synthesized in a structured way.
•Proprietary offline data. We have conducted roughly one million assessments during which we collect over 150 data points on average for each home and its surroundings using custom inspection and operator tooling to systematically source and translate home features into a robust data library. These proprietary data points allow us to make annotations and adjustments to MLS and tax assessor data, as well as build out unique geospatial data assets, such as power line and busy road proximity. We also use AI to extract and automatically categorize data on the condition of homes from customer-provided inputs, such as chat conversations, images, and videos. Once we list a home for resale, we collect additional home-level demand data such as home visits and visitor feedback, which enable us to calibrate our resale strategy and acquisition home pricing.

OPENDOOR TECHNOLOGIES INC.
•Responsive feedback loop. Advancements in model sophistication and the integration of systematic modeling and human insights have accelerated our feedback loops, such that our pricing system can dynamically adjust and react to macro- and micro-economic conditions.
•Pricing competitiveness. Our unique data works in concert with our pricing algorithms. These algorithms use machine learning to drive pricing decisions through modeling of observed home sale prices, demand forecasting, outlier detection, risk assessment, and inventory management. Over time, we have added new data inputs and refined model logic, the benefits of which compound with experience and scale. In addition, our in-house pricing analysts review many of our homes to validate algorithmic outputs and incorporate local market expertise, generating feedback that continuously improves our models.
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
•Our nationwide operations across a range of price points and home types allow us to benefit from significant diversification effects. Individual buyers and sellers are exposed to price and behavioral effects that are associated with specific markets or home segments. Our scale and diverse coverage allow us to mitigate such exposures across a wider range of markets and home segments so that our overall risk per home should decrease as we increase the breadth of markets, price points and home types across which we operate.
•Our listed homes are not occupied and are in sale-ready condition given the repairs and renovations we perform. We believe that this increases the liquidity of our portfolio.
•At any moment in time, a portion of our inventory is under resale contract; this means we have already found buyers for those homes and are in the process of closing the resale transactions. This further limits the exposure of our inventory portfolio to macro market changes.
Efficient Digital Platform
We continue to invest in a technology platform that underpins how we price homes, make offers, and run our operations. The platform combines proprietary data, software, and AI-driven tools to give sellers a simple, primarily digital experience while allowing us to respond quickly to changing market conditions. Our AI models and computer-vision tools help us assess home condition, and estimate the cost and time required to bring a home to “sale-ready” condition. By centralizing these workflows and using AI and automation to handle many of the steps required to price, purchase, prepare, and resell a home, we are replacing traditionally manual and fragmented processes with standardized, repeatable systems that are designed to operate at scale.

OPENDOOR TECHNOLOGIES INC.
AI‑Powered Operations and Centralization. Our proprietary operations technology, powered by AI and machine learning, drives efficiencies across home servicing functions, tying together pre‑acquisition assessments, pricing, repair scoping, centralized back‑office operations, renovation project management, and listed home maintenance. Our systems increasingly automate tasks that have historically required local, manual work, with centralized teams supervising exceptions and judgment‑driven decisions. This approach delivers cost efficiencies, quality improvements, and faster turnaround times. Critically, this centralized, AI‑enabled model underpins our expanded buybox initiative, allowing us to scale coverage across the contiguous United States without proportional increases in local market infrastructure.
One example is our virtual home assessment capability, where home sellers or their agents conduct guided virtual tours using our tools. Our systems apply computer vision and other AI models to extract home condition and feature data from the tour, and to compare the subject property to nearby recently sold homes. By combining these models with proprietary technology, industry best practices, and extensive data sets, we can underwrite many homes with minimal manual intervention and provide sellers with fast, competitive offers from centralized teams.
Scalable Trade Partner Network. We have established a network of over 450 trade partners and local service providers who utilize our proprietary technology to complete inspections, home repairs and maintenance. By integrating our technology platform directly with trade partners, we reduce delays, eliminate waste, and improve repair quality while capturing data at every step to continuously improve the system. This scalable third-party capacity model gives us flexibility to adapt to volume fluctuations and adjust operating expenses dynamically. Due to our scale, we have secured volume discounts on materials used in home repairs, creating further cost advantages.
Proactive Inventory Management. Our home inventory management systems and access technology ensure properties remain clean, well-maintained, and safe, enabling our on-demand self-tour experience for buyers. We receive timely home condition updates from our trade partners and service providers who visit properties multiple times per month, as well as from home shoppers and agents who provide feedback through our mobile application after tours. This continuous feedback loop enables rapid response to potential issues, ensuring listed inventory remains in optimal condition to maximize resale probability and transaction velocity.
Strategic Growth Priorities
Our growth strategy is to innovate and execute on the following key strategic priorities:
Increase penetration across our nationwide footprint. With the expansion of our buybox in late 2025, from a limited set of geographies to effectively nationwide coverage across the contiguous United States, we now have the ability to make offers in substantially all residential zip codes. We are focused on growing market share across this expanded footprint, as we believe greater scale improves awareness, trust and adoption, operational cost efficiencies, and pricing competitiveness and provides more data. We have historically demonstrated our ability to capture over 4% market share in multiple markets, with our oldest market cohorts showing deeper penetration over time. Our nationwide expansion enables us to serve customers wherever they are located, while we continue to drive deeper penetration in our core markets through partnerships and marketing campaigns that increase awareness and engage customers early in their home selling and buying research.
Expand product offerings. Our north star is to build the best end-to-end digital experience for every home seller and buyer. We are focused on continuing to refine our best-in-class seller experience, expand integrated services that capture additional transaction value, invest in enhancing the buyer experience, and create a seamless, vertically-integrated platform. We continually evaluate opportunities for additional products and ancillary services that strengthen our competitive moat and improve customer experience. For example, in February 2026, we became licensed to provide mortgage products and plan to expand these offerings.
Marketing
We utilize a diversified, multichannel approach in marketing, with a focus on efficient growth. Our marketing engine is powered by proprietary data, analytics, and AI that enable us to measure performance across channels, optimize spend allocation, and continuously improve customer acquisition efficiency. In addition to earned media and online real estate partnerships with leading industry brands, we leverage a diverse range of channels and platforms within paid advertising, including paid online channels, direct mail, television, radio, social media, and outdoor advertising. Our marketing efforts are amplified by a flywheel: our consistently high Net Promoter Scores generate word-of-mouth referrals, and our listed properties serve as physical touchpoints that drive neighborhood awareness and organic demand. We also continue to build our prospective customer base by maintaining relationships and re-engaging with homeowners who might not have been ready to

OPENDOOR TECHNOLOGIES INC.
sell during their first interaction with Opendoor. With the majority of sellers also being buyers, these homeowners represent a large part of our customer base that we are focused on converting when they are ready to transact. As more consumers start their home journey with Opendoor, we expect this prospective customer base to continue to expand over time.
Competition
The U.S. housing market is highly fragmented, with over four million residential real estate transactions per year. We view our primary competition as the approximately 99% of transactions that remain offline. As such, we compete directly with traditional, offline real estate brokers and agents. In addition, we also compete with other iBuyers, and our adjacent services compete with industry service providers, including title and escrow companies and mortgage originators. We believe our singular focus on an end-to-end digital solution, our best-in-class pricing engine, and our low-cost operational platform differentiate us from our competitors and provide a meaningful and sustainable competitive advantage.
Human Capital Resources
As of December 31, 2025, we employed 1,042 individuals, including 858 in the United States. None of our employees are currently represented by a labor organization or are party to any collective bargaining.
Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees. The principal purposes of our equity incentive plans are to attract, retain, and motivate selected employees, consultants, and directors through the granting of stock-based compensation awards.
Technology
Our business is driven by proprietary systems that integrate AI models, data, and software across the entire home transaction lifecycle. We have assembled a team of engineers, machine learning specialists, research scientists, data scientists, designers, and product managers whose expertise spans a broad range of technical areas. Our technology portfolio includes:
Pricing systems that use centralized data infrastructure and machine learning models to appraise and price the homes we buy and sell, incorporating factors such as time of possession, seasonality, macroeconomic and local market conditions, expected renovation and holding costs, transaction costs, and anticipated resale proceeds.
Home assessment and inspection tools that guide pre‑acquisition and post‑acquisition workflows, standardize data collection on home condition and quality, and feed this information back into our AI-powered pricing and forecasting models.
Construction and renovation management software that centralizes repair scoping, project management, work order routing, and coordination with our network of trade partners and local service providers, with the goal of improving cost, quality, and cycle times.
Inventory and portfolio management systems that monitor sell‑through, holding periods, and unit economics at the home, cohort, and market level, and support data‑driven decisions about acquisition volumes, resale strategy, and pricing.
Consumer‑facing web and mobile applications that enable sellers to request offers, select closing dates, upload home information, and complete many aspects of the sale digitally, and enable buyers to discover, self‑tour, and purchase homes online.
We currently use third-party cloud computing services to allow us to quickly and efficiently scale up our services without upfront infrastructure costs, allowing us to maintain our focus on building great products. We also use third-party services to allow customers to digitally sign contracts, upload videos of their home and manage customer support services.
Intellectual Property
We rely on trademarks, domain names, patents, copyrights, trade secrets, contractual provisions and restrictions on access and use to establish and protect our proprietary rights. As of December 31, 2025, we had 11 trademark registrations and 13 patent registrations.
We are the registered holder of a variety of domestic domain names, including “opendoor.com.”

OPENDOOR TECHNOLOGIES INC.
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
In particular, the advertising and sale of homes is highly regulated by states in which we do business, as well as the U.S. federal government. Regulatory bodies include the Consumer Financial Protection Bureau (“CFPB”), the Federal Trade Commission (“FTC”), the Department of Justice (“DOJ”), the Department of Housing and Urban Development (“HUD”), and various state licensing authorities, consumer protection agencies, financial regulatory agencies and insurance agencies. We are subject to compliance audits of our operations by many of these authorities. For further discussion of the various risks we face from existing and potential regulation and compliance matters, see “Part I – Item 1A. Risk Factors — Risks Related to Regulatory Compliance and Legal Matters.”
Additionally, laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, as well as laws governing data privacy, security, and the processing of personal information, may be applicable to our business, such as the Telephone Consumer Protection Act (“TCPA”), the Telemarketing Sales Rule, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), the the California Consumer Privacy Act, as amended by California Privacy Rights Act (the “CCPA”), and similar state consumer protection laws. Through our various subsidiaries, we also buy and sell homes, provide real estate brokerage, title insurance and settlement services, operate a mortgage business, and provide other product offerings, which results in us receiving or facilitating transmission of personal information. This information is increasingly subject to legislation and regulation in the United States. These laws and regulations are generally intended to protect the privacy and security of personal information, including customer Social Security numbers and credit card information that is collected, processed and transmitted. These laws also can restrict our use of this personal information for other commercial purposes, including advertising. For a discussion of the various risks we face with respect to the collection and processing of personal information, see “Part I – Item 1A. Risk Factors — Risks Related to Our Intellectual Property and Technology.”
To provide the broad range of products and services that we offer customers, certain of our subsidiaries maintain real estate brokerage, title insurance and escrow, mortgage and general contractor licenses, and we may in the future apply for additional licenses as our business grows and develops. These entities are subject to stringent state and federal laws and regulations, including, but not limited to, the Real Estate Settlement Procedures Act (“RESPA”) and those administered by applicable state departments of real estate, banking, and consumer services. These entities are also subject to the scrutiny of state and federal government agencies as licensed businesses as noted above. As of December 31, 2025:
•Opendoor Brokerage LLC and Opendoor Brokerage Inc., collectively, hold real estate brokerage licenses in 44 states and the District of Columbia.
•OS National LLC, and its subsidiaries, OSN Texas LLC, OS National Alabama LLC, and OSN Title Company are licensed as title agents in 28 states. In addition, OS National LLC, and its subsidiary, OSN Escrow Inc., are licensed as escrow agents in six states and OS National LLC is authorized to conduct the business of title insurance in five additional states that do not require entity and/or individual licensing.
•Tremont Realty LLC (dba Opendoor Connect), holds real estate brokerage licenses in Texas and North Carolina.
In addition, as of February 13, 2026, our wholly-owned mortgage subsidiary holds a mortgage license in Colorado.
For certain licenses, we are required to designate individual licensed brokers of record, qualified individuals and control persons.
Mortgage products are regulated at the state level by licensing authorities and administrative agencies, with additional oversight from the CFPB and other federal agencies. These laws generally regulate the manner in which lending and lending-

OPENDOOR TECHNOLOGIES INC.
related activities, including mortgage brokering, are marketed or made available to consumers, including, but not limited to, advertising, finding and qualifying applicants, the provision of consumer disclosures, payments for services, and record keeping requirements; these laws include, at the federal level, RESPA, the Fair Credit Reporting Act (as amended by the Fair and Accurate Credit Transactions Act), the Truth in Lending Act (including the Home Ownership and Equity Protection Act of 1994), the Equal Credit Opportunity Act, the Fair Housing Act, the Gramm-Leach-Bliley Act, the Electronic Fund Transfer Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Homeowners Protection Act, the Home Mortgage Disclosure Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, the Federal Trade Commission Act, the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, the Bank Secrecy Act (including the Office of Foreign Assets Control and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act), the TCPA, the Mortgage Acts and Practices Advertising Rule (Regulation N), the CARES Act, all implementing regulations, and various other federal, state and local laws. The CFPB also has broad authority to enforce prohibitions on practices that it deems to be unfair, deceptive or abusive. Additionally, state and local laws may restrict the amount and nature of interest and fees that may be charged by a lender or mortgage broker, impose more stringent privacy requirements and protections for servicemembers, and/or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise.
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
Our investors and others should note that we have used, and intend to continue to use, our website, press releases, Securities and Exchange Commission (“SEC”) filings, blogs, community hub and social media accounts, as well as the X (formerly known as Twitter) accounts of our Chief Executive Officer, @Nejatian, and @Opendoor, as means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. We encourage investors and others to review the information we make public in the foregoing locations as such information could be deemed to be material information. Please note that this list may be updated from time to time. Investors should subscribe to these social media accounts and our investor alerts, in addition to following our press releases, SEC filings, public conference calls and webcasts.
Item 1A. Risk Factors.
In the course of conducting our business operations, we are exposed to a variety of risks. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. Any of the risk factors we describe below have affected or could materially and adversely affect our business, financial condition, results of operations and prospects. The market price of

OPENDOOR TECHNOLOGIES INC.
shares of our common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Certain statements in “Risk Factors” are forward-looking statements. See “Forward-Looking Statements.”
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
•overall conditions in the housing market, including macroeconomic shifts in supply or demand, and increases in costs for homeowners, such as property taxes, homeowners’ association fees and the availability and/or affordability of insurance, including as a result of more frequent and severe natural disasters or severe weather due to climate change;
•low levels of consumer confidence in the economy and/or the U.S. residential real estate industry;
•consumer hesitancy to spend or take on debt due to economic uncertainty;
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
•federal, state, or local legislative or regulatory changes that would negatively impact owners or potential purchasers of single-family homes or the residential real estate industry in general, such as the recently enacted One Big Beautiful Bill Act (“OBBBA”), which made permanent the limitation on deductions of certain mortgage interest expenses; or
•natural and man-made disasters and other catastrophic events, such as hurricanes, windstorms, tornadoes, earthquakes, wildfires, floods, hailstorms, terrorist attacks and other events that disrupt local, regional, or national real estate markets.

OPENDOOR TECHNOLOGIES INC.
We have a history of losses, and we may not achieve or maintain profitability in the future.
We have incurred net losses on an annual basis since we were founded. We incurred net losses of $1.3 billion, $392 million, and $275 million for the years ended December 31, 2025, 2024, and 2023, respectively. We had an accumulated deficit of $5.0 billion and $3.7 billion as of December 31, 2025 and 2024, respectively. In the longer term, we expect to make future investments in developing and expanding our business, including technology, recruitment and training, marketing and pursuing strategic opportunities. These investments may not result in increased revenue or growth in our business. Additionally, we may incur significant losses in the future for a number of reasons, including the following:
•our failure to appropriately price and manage the home inventory we acquire;
•changes in our fee structure or rates;
•the availability of debt financing and securitization funding to finance our real estate inventories;
•our inability to grow market share, including those in which we have less operating history;
•we may incur greater losses as a result of our recent expansion into all contiguous 48 states, where we have less operating history and market penetration;
•increased competition in the U.S. residential real estate industry;
•our failure to realize anticipated efficiencies through our leveraging of AI, technology, business model and cost management strategies;
•costs associated with enhancements of our products and introducing new product offerings, including costs to enhance engineering and AI capabilities;
•our failure to execute our growth strategies, including our failure to successfully improve the customer experience and/or our unit economics by expanding core services and ancillary services, such as mortgage, homeowners’ insurance, and warranty services;
•declines in U.S. residential real estate transaction volumes;
•increased marketing costs;
•lack of access to housing market data that is used in our pricing models at reasonable cost, if at all;
•hiring additional personnel to support our overall growth;
•loss in value of real estate due to changes in market conditions in the areas in which real estate or assets are located;
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
Our business model and technology are still nascent compared to the business models of the incumbents in the U.S. residential real estate industry. We launched our first market in 2014 and do not have a long operating history. Our operating results are not predictable and our historical results may not be indicative of our future results. Few peer companies exist and none have yet established long-term track records that might assist us in predicting whether our business model and strategy can be implemented and sustained over an extended period of time. It may be difficult for you to evaluate our potential future performance without the benefit of established long-term track records from companies implementing a similar business model. We may encounter unanticipated problems as we continue to refine our business model and may be forced to make significant

OPENDOOR TECHNOLOGIES INC.
changes to our anticipated sales and revenue models to compete with our competitors’ offerings, which may adversely affect our results of operations and profitability.
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
•our continued ability to develop and improve our technology to support our business model, including our ability to leverage AI to drive operational efficiency and improve the customer experience;
•customer adoption of our platform as an alternative to traditional methods of buying and selling residential real estate; and
•our brand strength relative to our competitors.
Our business model depends on our ability to continue to attract customers to our digital platform and the products we offer and to enhance customers’ engagement with our products in a cost-effective manner. New entrants may continue to join our market categories. Our existing and potential competitors include companies that operate, or could develop, national and/or local real estate businesses offering services to home buyers or sellers, including real estate brokerage services, mortgage services, title insurance, and escrow services.
Some of our competitors may have well-established national reputations and may market similar products and services. These companies may be larger than us and have significant competitive advantages, including better name recognition, greater resources, greater technological capabilities, including a more successful integration of AI features, longer operating histories, more industry experience, lower cost of funds and additional access to capital, and a broader set of offerings than we currently do. These companies may also have higher risk tolerances or different risk assessments than we do. In addition, these competitors could devote greater financial, technical and other resources than we have available to develop, grow or improve their businesses. Any of our current or future competitors could merge with each other or a separate entity, which may enable them to compete with us even more vigorously and acquire a greater share of real estate transactions. If we are not able to continue to attract customers to our platform and products, our business, results of operations and financial condition could be harmed.
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
Our business has experienced periods of significant contraction, and if we are unable to manage these contractions or adequately scale our business then we may be unable to grow in the future. We also may fail to effectively manage our growth.
While we experienced growth historically, our business has experienced periods of significant contraction. For example, our business contracted significantly in the second half of 2022, which continued throughout 2023 and into the first half of 2024. During this period, we focused on selling down our old book inventory, which was composed of homes purchased before July 1, 2022. We also experienced contraction of our business in the second half of 2025, due in part to low inventory levels as

OPENDOOR TECHNOLOGIES INC.
a result of reduced acquisition volumes. We may not be able to reverse or manage this or any future contraction and grow our business in the future if we do not, among other things:
•continue to increase the number of customers using our platform, including through leveraging AI to enhance our technology and improve the customer experience;
•avoid future inventory valuation adjustments;
•acquire sufficient inventory based on our underwriting standards to meet demand for our homes;
•increase our market share within the U.S.;
•manage operating expenses, including by leveraging AI to drive operational efficiency;
•increase our brand awareness;
•expand our ancillary services offerings, such as mortgage, homeowners’ insurance, and warranty services;
•retain adequate availability of financing sources;
•obtain necessary capital to meet our business objectives;
•expand our third-party vendor networks; and
•scale our internal operations and customer support teams.
Furthermore, in order to grow our business, we may need to increase market penetration. Expanding our market penetration may prove to be challenging as currently less than 1% of aggregate home value transacted annually is conducted online. Attempting to grow our market share in our less concentrated markets may result in greater pricing uncertainty, as well as higher capital requirements, hold times, repair costs and transaction costs that may result in certain markets being less profitable for us than those in which we have a longer operating history and more concentrated penetration.
Our business is dependent upon our ability to appropriately price and manage our portfolio of inventory. An ineffective pricing or portfolio management strategy may have a material adverse effect on our business, sales, and results of operations.
We assess and price the homes we buy and sell using data science, proprietary algorithms, AI, and analysis from specially trained employees, incorporating a number of factors, including our knowledge of the real estate markets in which we operate. This assessment includes estimates regarding time of possession, seasonality, macroeconomic and local market conditions, renovation costs and holding costs, transaction costs, and anticipated resale proceeds. Our ability to acquire and resell homes profitably may be negatively impacted if our models lack robust historical data on home sales, material home features, or other market nuances, especially those outside of features and nuances we have previously encountered and modeled in our more concentrated markets, or if our assumptions underlying our models are otherwise not accurate. Moreover, the models underlying our AI technologies may be incorrectly designed or implemented or exhibit defects, such as if the data on which our AI technologies are trained is incomplete, inadequate, inaccurate, biased or otherwise of poor-quality, which could result in ineffective or inaccurate outputs. In addition, while changing market conditions are reflected in our pricing for new acquisitions, our previously-acquired inventory and homes under contract to be acquired may be at risk for potential market volatility. These factors, in turn, could negatively impact our revenue growth if resulting valuations are too low and/or fees are too high, or our profitability, if valuations are too high and/or fees are too low. In addition, inaccuracies in our models could result in us acquiring too many or too few properties to maximize profitability.
Once we have acquired a home, we may decrease our anticipated resale price for reasons such as unknown defects related to home condition requiring remediation, lower/higher than forecasted demand/supply, or other detractors that were unknown or missed at the time of acquisition. Shortages in building supplies, supply chain disruptions, and shortages and disruptions in the availability of third-party labor can also delay our ability to renovate and resell homes in a timely manner. These risks may be heightened in the markets where we have less operating history or penetration, where we may not have similar levels of knowledge and experience as we do in the markets where we have longer operating history or greater penetration. These factors could negatively impact our revenue, gross margins and results of operations, which could have a material adverse effect on our business, financial condition and results of operations.
Our business is dependent upon our ability to expeditiously sell inventory. Failure to expeditiously sell our inventory could have an adverse effect on our business, sales and results of operations.
A critical component of our business model is managing inventory exposure and balancing growth, margin, and risk. Our purchases of homes are based in large part on our estimates of projected demand. If actual sales are materially less than our

OPENDOOR TECHNOLOGIES INC.
forecasts, we would experience an oversupply of inventory. An oversupply of home inventory will generally cause downward pressure on our sales prices and margins and increase our average days to sale. Our inventory of homes purchased has typically represented a significant portion of total assets. Having such a large portion of our total assets in the form of non-income producing home inventory for an extended period of time subjects us to significant holding costs, including financing expenses, maintenance and upkeep, insurance, property taxes, homeowners’ association fees, and other expenses that accompany the ownership of residential real property and increased risk of depreciation of value. Disruptions in the supply chain for materials, such as paint and carpet, and constraints in the market for labor necessary to restore and resell home inventory could lengthen the period of time during which we must hold home inventory. In addition, certain regulations may impede our ability to expeditiously sell inventory to buyers with mortgage loan restrictions. For example, Federal Housing Administration (“FHA”) insured loans require that the seller has owned the home for at least 90 days prior to closing, which could also lengthen the period of time during which we must hold home inventory.
In addition, the value of homes in inventory may decline, and we could experience losses as a result, which in the aggregate could be detrimental to our business and results of operations. For example, due in part to macroeconomic factors such as increased interest rates and lower consumer confidence stemming from recession risk, in the second half of 2023 and most of 2024 and 2025, market clearance rates slowed, which resulted in reduced pace of our resales. As a result, we reduced home-level prices to stay in line with our clearance rate targets, which adversely affected our results of operations, and may adversely affect our results of operations in the future. Furthermore, if we have excess inventory or our average days to sale increases, as was the case in the second half of 2022 alongside home price value decreases, the results of our operations may be adversely affected because we may be unable to liquidate such inventory at prices that allow us to meet margin targets or to recover our costs.
We may be unable to realize expected benefits from our restructuring and cost reduction efforts and our business might be adversely affected.
In order to operate more efficiently and control costs, from time to time, we undertake restructuring plans and other cost savings initiatives, which include workforce reductions as well as changes to our business strategy. These plans are intended to generate, among other things, operating expense savings and improved margins. For example, in November 2024, we implemented a reduction in force affecting approximately 17% of our employees, and in July 2024, we deconsolidated our subsidiary, Mainstay Labs Inc., in which we retain less than 50% ownership on a fully diluted basis. In addition, during the third quarter of 2025, we further reduced spend on external software, software vendors, and external consultants.
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
Declines in real estate values have resulted in, and could continue to result in, inventory valuation adjustments, which have and may continue to adversely affect our financial condition and operating results.
There are risks inherent in owning properties and inventory risks are substantial for our business. Home prices have been and can be volatile, and the values of our inventory have fluctuated and may continue to fluctuate significantly. As a result of such fluctuations, we have in the past and may in the future incur inventory valuation adjustments. We periodically review the value of our properties to determine whether their value, based on market factors and generally accepted accounting principles, has decreased such that it is necessary or appropriate to record an inventory valuation adjustment in the relevant accounting period. As a result of such review, we recorded an inventory valuation adjustment of $57 million in 2025, of which $19 million related to homes remaining in inventory at December 31, 2025. These adjustments, based upon anticipated, but not realized losses, caused an immediate reduction of net income and a corresponding decrease in real estate inventory in the accounting period identified. Even if we do not determine that it is necessary or appropriate to record an inventory valuation adjustment in the current financial period, a reduction in the estimated net realizable value of a property could subsequently manifest and would therefore affect our earnings and financial condition at that time.

OPENDOOR TECHNOLOGIES INC.
Launches of new product or service offerings and expansions of existing products, like our Cash and Cash Plus offerings, may consume significant financial and other resources and may not achieve the desired results.
We regularly evaluate launching new product or service offerings to our customers, as well as expanding existing offerings. For example, during the third quarter of 2025, we launched over a dozen new products or features for existing products. Also in late 2025, we began expanding our buybox from a limited set of geographies to effectively nationwide coverage across the contiguous United States, with the ability to make offers in substantially all residential zip codes. In early 2026, we launched a mortgage business in Colorado and plan to expand into additional states. In addition, we aim to increase our value to each homeowner by launching or expanding services such as homeowners’ insurance and warranty services. Such offerings may require significant expenses, new sources of capital and financing, and time of our key personnel. New or expanded product and service offerings may also subject us to new regulatory environments, which could increase our costs as we evaluate compliance with the new regulatory regime. Despite the expenses and time devoted to launching new or expanded product or service offerings, we may fail to achieve the financial and market share goals anticipated, which may adversely affect our business and results of operations.
For example, our Cash product is only available in certain of our markets, and our Cash Plus product, while currently available in all zip codes in the contiguous 48 states, has a limited operating history. Additionally, our mortgage services are only available in one market and have a limited operating history. Expanding offerings such as our Cash, Cash Plus, and mortgage products and setting up new offerings comes with substantial upfront costs and we may not achieve profitability in time, if at all, to make up for those costs. Further, there is no guarantee that buyers and sellers will want to transact in a manner contemplated by such offerings, or that we will be able to attract a sufficient number of sellers and buyers. In addition, we may encounter difficulties in building and marketing new offerings, such as obtaining the necessary licensing and staffing, complying with local regulations, building a marketing apparatus for the offering, or standing up other business operations. These difficulties could make our recent expansion to new markets too slow to cover the fixed and upfront costs of setting up new and expanded offerings. Incumbents in the industry may also organize efforts to oppose our innovations and find ways to use existing regulations, or convince authorities to make new regulations that would make our business model unviable. Even if we are successful, it may attract competitors who reduce the size of our market or its economic viability. Those competitors may have strategic advantages that make them better able to provide services or expand those services to our markets faster than we can, and we may be unable to compete in a sustainable way. After our recent market expansion, we may find that local preferences, conditions, or regulations differ in newer markets compared to the markets in which we have a longer operating history such that the benefits of scale do not materialize. In addition, developing and marketing our Cash, Cash Plus, and mortgage products could have higher costs than anticipated and could adversely impact our results or dilute our brand.
Our business model and growth strategy depend on our brand, marketing efforts and ability to attract buyers and sellers to our website and mobile application in a cost-effective manner.
Our long-term success depends in part on our ability to continue to attract more buyers and sellers to our platform in each of our markets. We believe that an important component of our growth is the attraction of potential customers to our website and mobile application. Our marketing efforts may not succeed for a variety of reasons, including changes to search engine and social network algorithms, ineffective campaigns across marketing channels, and limited experience in certain marketing channels. We may also be unable to deliver a sufficiently rewarding experience on mobile devices whether through our mobile website or mobile application, which may make us unable to attract and retain customers. External factors beyond our control may also affect the success of our marketing initiatives, such as filtering of our targeted communications by email servers, buyers and sellers failing to respond to our marketing initiatives, and competition from third parties. Any of these factors could reduce the number of customers coming to our platform. We also believe that the brand identity that we have developed is a significant factor in the success of our business, and maintaining and enhancing the Opendoor brand is critical to maintaining and expanding our customer base and current and future partners. Failure to promote or maintain our brand, or incurring excessive costs in this effort, could adversely affect our growth, results of operations, and financial condition.
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
A significant portion of our expenses are fixed and do not vary proportionately with fluctuations in revenues. We need to maintain and continue to increase our transaction volumes to benefit from operating efficiencies and continue to optimize our cost structure. When we operate at less than expected capacity, fixed costs are inflated and represent a larger percentage of overall cost basis and percentage of revenue. Due to our fixed cost base, our operating results can vary significantly based on transaction volumes in any given period. For example, our fixed costs have not decreased proportionately to our decreasing revenue, beginning in the second quarter of 2022. This contributed to increased losses in 2022, 2023, and 2024 when transaction volumes declined. If we are unable to effectively adapt or optimize our cost structure to offset declines in our revenue, including as a result of cost structure reduction initiatives we began implementing in 2024 and additional AI efficiencies we began implementing in 2025, it could have a material adverse effect on our growth, results of operations, and financial condition.
Our growth depends in part on the success of our strategic relationships with third parties.
In order to grow our business, we anticipate that we will continue to depend on relationships with and the financial success of third parties, such as settlement service providers, lenders, real estate agents, valuation companies, home inspectors, vendors we use to service and repair our homes, third-party partners we rely on for referrals, such as homebuilders and online real estate websites, and institutional buyers of our inventory, such as single-family rental REITs. If these third parties experience financial distress, our relationships may be adversely impacted. Identifying partners, negotiating and documenting agreements with them, and establishing and maintaining good relationships requires significant time and resources. Furthermore, in order to grow our business, we are offering more direct-to-consumer product offerings, which may impede our ability to maintain productive relationships with certain of our third-party partners.
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
We rely on highly skilled personnel and the loss of one or more of our key personnel, or our failure to attract, motivate and retain other highly qualified personnel in the future, could harm our business.
Our performance and success depends in large part upon the continued service of our senior management team. For instance, Kaz Nejatian is critical to the overall management of the Company and plays an important role in setting our strategic direction, maintaining our culture and executing on our business plan. Our ability to compete effectively and our future success depend on our ability to continue to identify, attract, hire, develop, motivate, and retain a large number of highly skilled personnel across all areas of our organization and our various product lines. Competition in our industry for qualified employees, particularly AI talent, is intense, and certain of our competitors may directly target our employees. For example, much of our key technology and processes are custom-made for our business by our personnel, and the loss of such personnel could significantly impact our ability to maintain and build upon such technology and processes. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Immigration policy and regulatory changes, uncertainty regarding such policies and regulations, and any resulting delays or increased costs for visa applications and immigration processes may also affect our ability to hire, mobilize, or retain some of our personnel, including members of our senior management team, who are from outside the United States, or employ personnel in the locations of our choice. For example, Kaz Nejatian is a Canadian citizen and is currently in the process of obtaining requisite work authorization in the United States.

Our success also depends in part upon our ability to facilitate successful transitions when management team members pursue other opportunities. In 2025, we undertook several transitions in personnel, including some of our senior management team. For example, in the second half of 2025, we appointed Kaz Nejatian as our Chief Executive Officer, Lucas Matheson as our President and Christy Schwartz as our Chief Financial Officer. While we have confidence in our team, the uncertainty

OPENDOOR TECHNOLOGIES INC.
inherent in leadership transitions may be difficult to manage and can disrupt our business. The failure to successfully transition and assimilate key employees generally could adversely affect our results of operations.
The loss of highly skilled or key personnel, including key members of our senior management team, could materially and adversely affect our ability to build on the efforts they have undertaken and to execute our business plan, and we may not be able to find adequate replacements on a timely basis or at all. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees in a cost-effective manner, our business could be harmed.
Our business is more concentrated in certain geographic markets. Exposure to local economies, regional economic downturns, severe weather, or catastrophic occurrences, or other disruptions or events may materially adversely affect our financial condition and results of operations.
As of December 31, 2025, we had nationwide coverage across the contiguous United States, with the ability to make offers in substantially all residential zip codes. For the year ended December 31, 2025, a majority of our revenue was generated from our top-ten markets by revenue. Local and regional conditions in these markets may differ significantly from prevailing conditions in the United States or other parts of the country. As a result, any unforeseen events or circumstances that negatively affect these areas could materially adversely affect our revenues and profitability. These risks include, without limitation: possible declines in the value of real estate; risks related to general and local economic conditions; demographic and population shifts and migration; possible lack of availability of mortgage funds and homeowners’ insurance; overbuilding; extended vacancies of properties; increases in competition, property taxes and operating expenses; changes in zoning laws; increased labor costs; unemployment; costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems; casualty or condemnation losses; changes in meteorological or climatic conditions; and uninsured damages from floods, hurricanes, tornadoes, wildfires, earthquakes or other natural disasters or severe weather events, which may become more frequent or severe as a result of climate change.
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
We primarily acquire homes directly from consumers and there can be no assurance of an adequate supply of such homes on terms that are attractive to us. A reduction in the availability of or access to inventory, including due to macroeconomic conditions or regulatory changes, could have a material adverse effect on our business, sales, and results of operations. Additionally, we evaluate thousands of potential homes daily using our proprietary pricing model and AI capabilities. If we fail to adjust our pricing to stay in line with broader market trends, or fail to recognize those trends, it could adversely affect our ability to acquire and resell inventory.
Additionally, in acquiring our inventory, we compete with individual private home buyers and small-scale investors, as well as institutional investors and real estate companies. Potential home sellers may also prefer more traditional methods of selling real estate, such as listing their home on the MLS with a real estate broker, rather than using our solution to sell their home directly to Opendoor. Certain of our competitors may be larger in certain of our markets and may have greater financial or other resources than we do. Some competitors may have a lower cost of funds and access to funding sources that may not be available to us. Competition may result in less inventory, higher acquisition costs, or lower profitability.
Our ongoing ability to acquire homes is critical to our business model. A lack of available homes that meet our purchase criteria may have adverse effects on our ability to reach our desired inventory levels, our desired portfolio diversification, and our results of operations. For example, in recent periods, historically low listing volumes, due in part to macro uncertainty in the housing market and elevated mortgage rates, have constrained the supply of homes on the market and limited our access to desirable inventory.

OPENDOOR TECHNOLOGIES INC.
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
The ability of our mortgage subsidiary to generate revenue through loan sales will depend, in part, on participation in programs administered by government agencies, such as the Federal Housing Administration, the Department of Veterans Affairs, the U.S. Department of Agriculture, and government-sponsored entities (“GSEs”), such as Fannie Mae and Freddie Mac. If any of these agencies or GSEs limit our ability to participate in their programs, or if their operations are eliminated or significantly changed, our mortgage business could be materially adversely affected. A number of legislative proposals have been introduced in recent years that would wind down or phase out the GSEs, and uncertainty remains regarding their future roles.
However, the secondary market for mortgage loans continues to currently primarily desire securities backed by Fannie Mae, Freddie Mac, or Ginnie Mae, and we believe the liquidity these agencies provide to the mortgage industry is important to the housing market. Any significant adverse change regarding the long-term structure and viability of Fannie Mae and Freddie Mac, including their financial condition or underwriting criteria, could result in adjustments to the size of their loan portfolios and to guidelines for their loan products and materially and adversely affect our mortgage business. Additionally, a reduction in the availability of financing provided by these institutions could adversely affect interest rates, mortgage availability, and sales of new homes and mortgage loans.
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
From March 2022 to July 2023, the Federal Reserve Board raised its benchmark rate multiple times from 0.25% to 5.50%. While the Federal Reserve Board has since decreased the benchmark rate to 3.75%, mortgage interest rates remain elevated compared to recent historical levels. As a result of these elevated interest rates, the cost of financing a home purchase has increased significantly for the typical home buyer, which has reduced the affordability of mortgage financing and resulted in a decline in the demand for our homes. Future increases in mortgage rates could further decrease our buyers’ ability or desire to obtain financing, which would adversely affect our business and financial results.
Any limitation on, or reduction or elimination of, tax benefits associated with homeownership and/or selling residential real estate would have an adverse effect upon the demand for homes, which could adversely affect our business and financial results.
While federal income tax laws and, in many cases, state income tax laws generally permit certain significant expenses associated with homeownership, primarily mortgage interest expense and property taxes, to be deducted for the purpose of calculating an individual’s taxable income, the ability to deduct mortgage interest expense and property taxes for federal and state income tax purposes is subject to significant limitations. For example, the Tax Cuts and Jobs Act of 2017 introduced a cap on the amount of state and local taxes (including property taxes) that could be deducted from income for U.S. federal income tax purposes (the “SALT deduction”) and further limited the deduction of interest paid on certain home mortgages. Although the OBBBA increased the cap for the SALT deduction through December 31, 2029, the bill also made permanent the limitation on interest paid on certain home mortgages. In addition, federal and many state income tax laws provide capital gains tax exemptions for certain residential real estate sales, but these exemptions are often subject to caps and other significant limitations. The federal government or a state government may change its income tax laws by eliminating, further limiting or otherwise substantially reducing these income tax benefits, which may increase the after-tax cost of owning a new home for many of our potential homebuyers, or reduce incentives for home sellers. Any such future changes may have an adverse effect on the residential real estate industry in general. For example, the loss or reduction of some or all homeowner tax deductions or tax exemptions for home sellers could decrease the demand for new homes or decrease the supply of available homes,

OPENDOOR TECHNOLOGIES INC.
respectively. Any such future changes could also have a material adverse impact on our business, results of operations, and financial condition.
The residential real estate industry may be impacted by industry changes, including as the result of certain or future class action lawsuits or government investigations.
The residential real estate industry faces significant pressure from private lawsuits and investigations by the DOJ with regards to antitrust, the display of listings on and off the MLS, and other issues, including with respect to lawsuits and investigations in which we are not a named party.
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
On March 15, 2024, NAR entered a settlement agreement to resolve on a class-wide basis the claims against NAR in the NAR Class Action. In addition to a monetary payment of $418 million, NAR agreed to change certain business practices, including changes to cooperative compensation and buyer agreements, which went into effect on August 17, 2024. Specifically, among other things, the NAR settlement agreement: (1) prohibits NAR and REALTOR® MLSs from requiring that listing brokers or sellers make offers of compensation to buyer brokers or other buyer representatives; (2) prohibits NAR, REALTOR® MLSs and MLS participants from making an offer of compensation on the MLS; and (3) requires all REALTOR® MLS participants to enter into a written buyer agreement specifying compensation before taking a buyer on tour. The NAR settlement received final court approval on November 26, 2024. Class action suits raising similar or related claims are pending and the outcome of the NAR Class Action may result in additional such actions being filed.
The revised NAR rules and practices, as well as changes resulting from any other lawsuits, could lead to changes in how real estate professionals interact with consumers and real estate commissions are communicated, negotiated, calculated, or paid, which may in turn meaningfully impact how home buyers and sellers engage with real estate professionals in the course of buying and selling a home. Without mandated commission sharing, for example, we may see the introduction of hourly or a la carte services. Home lending rules and norms do not currently allow buyers to include buyer’s agent compensation in the balance of a home loan, which may impair the ability of homebuyers to pay their agent fees when purchasing a home. If such changes have the effect of reducing buyer demand for homes, it would adversely impact our financial condition and results of operations. In addition, as a result of the NAR settlement, we have begun to offer concessions to certain buyers instead of paying buyer broker commissions. The Company treats buyer concessions as a reduction to revenue. This could negatively impact our revenue and gross profit, but is expected to have a neutral impact on our Contribution Profit (Loss) and (Loss) income from operations. Contribution Profit (Loss) is a non-GAAP financial measure. See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for further details and a reconciliation of Contribution Profit (Loss) to its nearest comparable GAAP measure.
In addition, as a result of the revised NAR rules and practices and otherwise, our competitors and other real estate market participants may engage in conduct that limits our ability to effectively compete, such as by restricting access to proprietary listing data, or by putting homes for sale on a private listing network, or otherwise using a non-MLS platform or mechanism to facilitate the buying and selling of homes instead of publicly through the MLS. Another industry participant or group could create a new listings data service, which could adversely impact our ability to buy and sell homes. Changes to our rights to use or timely access listing data, or changes to the way real estate information is shared, could also adversely impact our ability to buy and sell homes, which in turn may materially impact our business, financial condition, and results of operations.
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

OPENDOOR TECHNOLOGIES INC.
We rely on third parties to renovate and repair homes before we resell the homes, and the cost or availability of third-party labor could adversely affect our holding period and investment return for homes.
We frequently need to renovate or repair homes prior to listing for resale. We rely on third-party contractors and sub-contractors to undertake these renovations and repairs. These third-party providers may not be able to complete the required renovations or repairs within our expected timeline or proposed budget. Labor and supply shortages, as well as increased demand for home construction, may exacerbate these delays and increase our costs. The cost and availability of labor may be adversely affected by changes in regulatory policy and enforcement and trends in labor migration. In addition, the inflation we have experienced in recent years has increased the cost of goods and services that we consume, such as labor and materials costs for home repairs. Moreover, the current U.S. presidential administration has implemented tariffs on certain goods and services imported from Canada, Mexico, China, and other countries, and has promoted plans to pursue other trade policies intended to restrict imports, which may further increase the cost of materials for home repairs. We cannot predict what additional actions may ultimately be taken by the U.S. or other governments with respect to tariffs or trade relations, what products may be subject to such actions, or what actions may be taken by the other countries in retaliation.
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
We may acquire or dispose of businesses or pursue other strategic transactions, which could require significant management attention, disrupt our business, dilute or adversely impact stockholder value, and adversely affect our operating results.
As part of our business strategy, we engage in a variety of strategic initiatives and explore potential strategic options. As a result, among other things, we may make investments in or acquire complementary companies, products or technologies. We may not realize benefits from acquisitions that we may make in the future. If we fail to integrate successfully such acquisitions, or the businesses and technologies associated with such acquisitions, into our Company, the revenue and operating results of our Company could be adversely affected. Any integration process will require significant time and resources, and we may not be able to manage the process successfully. We may not successfully evaluate or utilize any acquired business or technology and accurately forecast the financial impact of an acquisition or other strategic transaction, including accounting charges. We may have to pay cash, incur debt or issue equity securities to pay for any such acquisition, each of which could affect our financial condition or the value of our capital stock. The sale of equity or issuance to finance any such acquisitions could result in dilution to our stockholders or adversely impact the price of our common stock. The incurrence of indebtedness in connection with an acquisition would result in increased fixed obligations and could also include covenants or other restrictions that may impede our ability to manage our operations. We may also divest or dispose of business lines that no longer fit into our strategy. Any such transaction may not achieve expected results or may have unanticipated consequences for our business.
A health and safety incident relating to our operations, misconduct by our employees or third parties operating on our behalf or regulatory sanctions could be costly in terms of potential liability and reputational damage.
Customers will visit homes on a regular basis through our mobile application or with a real estate agent. Due to the number of homes we own, the safety of our homes is critical to the success of our business. A failure to keep our homes safe that results in a major or significant health and safety incident could expose us to liability that could be costly. We are also subject to risks of errors and misconduct by our employees or contractors that could adversely affect our business. The precautions that we take to detect and deter employee and contractor misconduct might not be effective. If any of our employees or contractors engage in illegal, improper, or suspicious activity or other misconduct, we could suffer serious harm to our reputation, financial condition, customer relationships, and our ability to attract new customers. We also could become subject to regulatory sanctions and significant legal liability, which could cause serious harm to our financial condition, reputation, customer relationships and prospects of attracting additional customers.
The occurrence of any of the above or other incidents could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities, and our ability to attract customers, employees and contractors, which in turn could have a material adverse effect on our financial results and liquidity.

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
Our mortgage business could fail to achieve expected results, may expose us to greater risk and obligations, and could cause harm to our financial results, operations, and reputation.
We operate our mortgage business through our wholly-owned mortgage subsidiary. To grow our mortgage business, we expect that such entity will depend, in part, on having access to sufficient capital. If it does not have sufficient cash on hand, it would not be able to fund new loans. If our wholly-owned mortgage subsidiary is unable to form or retain relationships with third-party financial institutions to purchase its loans or to comply with any covenants in its agreements with these institutions, it may be unable to sell its loans on favorable terms or at all. All of the foregoing could cause harm to our financial results, operations, and reputation.
Additionally, we expect that substantially all mortgage loans we originate will be sold into the secondary market. The gain recognized from such sales will represent a significant portion of our mortgage-related revenue. Demand in the secondary market and our ability to complete the sale or securitization of mortgage loans depends on factors beyond our control, including general economic conditions, conditions in the banking system, and the willingness of investors to purchase mortgage loans and mortgage-backed securities. If it is not possible or economical for us to complete such sales, our revenues and margins on new loan originations could be materially and negatively impacted.
When we sell mortgage loans, we make representations and warranties to purchasers and insurers regarding loan quality, compliance with origination guidelines, and adherence to applicable laws. These representations and warranties typically remain in place for the life of the loan. In the event of a breach, we may be required to repurchase the mortgage loan or indemnify the purchaser, and any subsequent loss may be borne by us.
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

OPENDOOR TECHNOLOGIES INC.
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
We maintain insurance to cover costs and losses from certain risk exposures in the ordinary course of our operations, including in connection with the issuance of title insurance policies, but our insurance may not cover 100% of the costs and losses from all events. We are responsible for certain retentions and deductibles that vary by policy, and we may suffer losses that exceed our insurance coverage limits by a material amount. We may also incur costs or suffer losses arising from events against which we have no insurance coverage. In addition, large-scale market trends or the occurrence of adverse events in our business may raise our cost of procuring insurance or limit the amount or type of insurance we are able to secure. We may not be able to maintain our current coverage or obtain new coverage in the future; on commercially reasonable terms or at all. Incurring uninsured or underinsured costs or losses could harm our business.
Risks Related to Our Intellectual Property and Technology
Any significant disruption in service in our computer systems and third-party networks and mobile infrastructure that we depend on could result in a loss of customers and we may be unable to maintain and scale the technology underlying our offerings.
Customers and potential customers access our products primarily through our website and mobile applications. Our ability to attract, retain and serve customers depends on the reliable performance and availability of our website, mobile application, AI tools and features, and technology infrastructure. Furthermore, we depend on the reliable performance of third-party networks and mobile infrastructure to provide our technology offerings to our customers and potential customers. The proper operation of these third-party networks and mobile infrastructure is beyond our control, and service interruptions or website unavailability could impact our ability to service our customers in a timely manner, and may have an adverse effect on existing and potential customer relationships.
Our information systems and technology may not be able to continue to accommodate our growth and are subject to security risks. The cost of maintaining such systems may increase. Such a failure to accommodate growth, or an increase in costs related to such information systems, could have a material adverse effect on our business and results of operations and could result in a loss of customers.
We process, store, and use Personal Information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and any violation or perceived violation of these privacy obligations could result in a claim for damages, regulatory action, loss of business, or unfavorable publicity.
We receive, store, and process information that relates to individuals and/or constitutes “personal information,” “personal data,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively “Personal Information”) including from and about actual and prospective customers as well as our employees and business contacts. We are therefore subject to numerous federal, state, and foreign laws, as well as regulations and industry guidelines, regarding privacy and the storing, use, processing, disclosure, and protection of Personal Information, the scope of which are changing, subject to differing interpretations, and may be inconsistent among states and countries or conflict with other rules. For example, certain of our subsidiaries are considered financial institutions under the Gramm-Leach-Bliley Act (the “GLBA”). The GLBA regulates, among other things, the use of certain information about individuals in the context of the provision of financial services, including both a “Privacy Rule” (which imposes obligations on financial institutions relating to the use or disclosure of non-public personal information) and a “Safeguards Rule” (which imposes obligations on financial institutions

OPENDOOR TECHNOLOGIES INC.
and, indirectly their service providers, to implement and maintain physical, administrative and technological measures to protect the security of non-public personal financial information).

Additionally, we are subject to laws, regulations, and standards covering marketing and advertising activities conducted by telephone, email, mobile devices, and the internet, such as the TCPA (as implemented by the Telemarketing Sales Rule), the CAN-SPAM Act, and similar state consumer protection laws. Federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain, or our calling and SMS texting practices are not adequate or violate applicable law. This may in the future result in civil claims against us, which could be costly to litigate, whether or not they have merit, and could expose us to substantial statutory damages or costly settlements. We also send marketing messages via email and are subject to the CAN-SPAM Act. The CAN-SPAM Act imposes certain obligations regarding the content of emails and providing opt-outs (with the corresponding requirement to honor such opt-outs promptly). While we strive to ensure that all of our marketing communications comply with the requirements set forth in the CAN-SPAM Act and other applicable laws, any violations could result in the FTC or other regulatory authority seeking civil penalties against us.
In addition, there has been a notable increase in class actions in the U.S. where plaintiffs have utilized a variety of laws, including state wiretapping laws, in relation to the use of chatbots, cookies and other tracking technologies. We strive to comply with all applicable laws, policies, legal obligations and industry codes of conduct relating to privacy and data protection to the extent possible. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or regulations, making enforcement, and thus compliance requirements, ambiguous, uncertain, and potentially inconsistent. Any failure or perceived failure by us to comply with our privacy policies, privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized access to or unintended release of Personal Information or other customer data, may result in governmental enforcement actions (including fines and penalties), litigation (including class action lawsuits), or public statements against us by consumer advocacy groups or others. For example, in the United States, the FTC and state regulators enforce a variety of data privacy issues, such as promises made in privacy policies or failures to appropriately protect information about individuals, as unfair or deceptive acts or practices in or affecting commerce in violation of the FTC Act or similar state laws. Any of these events could cause us to incur significant costs in investigating and defending such claims and, if found liable, pay significant damages. Further, these proceedings and any subsequent adverse outcomes may cause our customers to lose trust in us, which could have an adverse effect on our reputation and business.
Any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of Personal Information, or regarding the manner in which the express or implied consent of customers for the use and disclosure of Personal Information is obtained (including for advertising purposes), could require us to modify our products and features, possibly in a material manner and subject to increased compliance costs, which may limit our ability to develop new products and features that make use of the Personal Information that we process. In addition, in recent years, certain states have adopted or modified data privacy and security laws and regulations that may apply to our business. For example, the CCPA imposes obligations and restrictions on companies regarding their collection, use, and sharing of Personal Information and provides data privacy rights to California residents. The CCPA, like other comprehensive state privacy laws, imposes a severe statutory damages framework. The CCPA requires covered businesses to, among other things, provide disclosures to California consumers, and it affords such consumers privacy rights such as the ability to opt-out of certain sales or the sharing of Personal Information, access their Personal Information, request the deletion of their Personal Information, and receive detailed information about how their Personal Information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for certain security breaches that may increase security breach litigation. The enactment of the CCPA is prompting a wave of similar legislative developments in other states in the United States, which creates a patchwork of overlapping but different state laws. For example, since the CCPA went into effect, comprehensive privacy statutes that share similarities with the CCPA are now in effect and enforceable in numerous U.S. states. These laws may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use Personal Information, our financial condition, the results of our operations or prospects. A number of other proposals exist for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business.
Any of the foregoing could materially adversely affect our brand, reputation, business, results of operations, and financial condition.

OPENDOOR TECHNOLOGIES INC.
Failure to protect our trade secrets, know-how, proprietary applications, business processes and other proprietary information could adversely affect the value of our technology and products.
Our success and ability to compete depends in part on our intellectual property and our other proprietary business information. We seek to protect and control access to our proprietary intellectual property, technology, and information by entering into a combination of confidentiality and proprietary rights agreements, invention assignment agreements and nondisclosure agreements with our employees, consultants and third parties with whom we have relationships. While these agreements will give us contractual remedies upon any unauthorized use or disclosure of our proprietary information and trade secrets, we cannot guarantee that we will be able to detect such unauthorized activity, or if detected, that our rights under these agreements will be effective in controlling access to, or use and distribution of, our proprietary information, intellectual property or technology. We also have numerous registered trademarks and patents to protect certain aspects of our intellectual property, and copyrights to protect certain other aspects of our intellectual property. However, we may be unable to secure intellectual property protection for all of our technology and methodologies, or the steps we take to enforce our intellectual property rights may be inadequate. Furthermore, third parties may knowingly or unknowingly infringe our proprietary rights, third parties may challenge proprietary rights held by us, and we may not be able to prevent infringement or misappropriation of our proprietary rights without incurring substantial expense. If our intellectual property rights are used or misappropriated by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our products and methods of operations. Additionally, any changes in, or unfavorable interpretations of, intellectual property or employment-related laws, rules or regulations may compromise our ability to enforce our trade secret and intellectual property rights. For example, some jurisdictions have introduced bans on noncompete agreements, which increases the risk of our employees in those jurisdictions transferring their skills and knowledge to the benefit of our competitors. Any of these events would have a material adverse effect on our business, results of operations, and financial condition.
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
Issues in, and increasing regulation with respect to, the development and use of AI may result in reputational harm or liability.
In 2025, we began operating on a “default to AI” basis in all aspects of our operations. We use AI, machine learning, and automated decision-making technologies, including proprietary AI and machine learning algorithms and models, (collectively, “AI Technologies”) throughout our business, and are making additional investments in this area. For example, we currently

OPENDOOR TECHNOLOGIES INC.
incorporate AI Technologies into our pricing algorithms, and our research into and continued development of such capabilities to build additional proprietary real estate specific models remain ongoing. We expect that increased investment will be required in the future to continuously improve our use of AI Technologies. As with many technological innovations, AI Technologies present risks, challenges, and unintended consequences that could affect its development, adoption, and use, and therefore our business.
In particular, we incorporate generative AI Technologies (i.e., AI Technologies that can produce and output new content, software code, data and information) into our solutions and internal business practices. For example, certain of our employees also use generative AI technologies to perform their work, including developing software and content, data processing and performing frequently performed internal tasks. Incorporating AI Technologies into our pricing algorithms and other models to potentially improve internal functions and operations presents further risks and challenges. While we aim to use AI Technologies ethically and accurately, and attempt to identify and mitigate ethical or legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. The use of AI Technologies to support business operations also carries inherent risks related to data privacy and security, such as intended, unintended, or inadvertent transmission of proprietary or sensitive information, as well as challenges related to implementing and maintaining AI Technologies, such as developing and maintaining appropriate datasets for such support. Moreover, AI, including our use of AI, may create additional cybersecurity risks or increase existing cybersecurity risks, and may result in, or increase impacts of, cyberattacks, security breaches, phishing attacks, personal data breaches, or other incidents. For example, threat actors are increasingly using tools and techniques, some of which are developed or enhanced by AI, that circumvent controls, evade detection, and remove forensic evidence, which means that we and others may be unable to anticipate, detect, deflect, contain or recover from cyberattacks in a timely or effective manner. Further, dependence on AI Technologies without adequate safeguards to make certain business decisions may introduce additional operational vulnerabilities by impacting our relationships with customers and business partners; by producing inaccurate outcomes based on flaws in the underlying data or otherwise; or other unintended results.
In addition, the AI algorithms and training methodologies underlying our AI Technologies may be flawed. Inadequate AI Technology development or deployment practices by us or others could result in incidents that impair the effectiveness of AI solutions or cause harm to individuals or society, including unintended biases and discriminatory outcomes. Third-party AI capabilities that can be integrated with our platforms could produce false or “hallucinatory” inferences about customer data or enterprises, or other information or subject matter. These deficiencies and other failures of AI Technologies could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. If we employ AI Technologies that are controversial because of their impact on human rights, privacy, employment, or social, economic, political or other issues, we may experience competitive, brand, or reputational harm or legal and/or regulatory action. Further, incorporating AI Technologies gives rise to litigation risk and risk of non-compliance and unknown cost of compliance, as AI Technology is an emerging technology for which the legal and regulatory landscape is not fully developed, (including potential liability for breaching intellectual property or privacy rights or other laws).
In the United States, the regulatory framework for AI Technologies faces significant uncertainty. At the federal level, Congress has yet to enact meaningful AI legislation. Instead, federal policy on AI has been shaped by a series of executive orders that have shifted priorities and requirements substantially depending on the administration in power. In October 2023, President Biden issued an Executive Order on the Safe, Secure, and Trustworthy Development and Use of Artificial Intelligence, which emphasized AI safety and security and addressed topics such as civil rights, privacy, consumer protection, and accountable federal use of AI. In January and July 2025, President Trump issued three executive orders on AI, one of which repealed President Biden’s 2023 Executive Order, shifting the focus towards removing regulatory barriers to the adoption of AI Technologies and accelerating AI deployment.
In the absence of federal AI legislation, states have filled the void by enacting laws regulating different aspects of AI Technologies. For example, California has enacted laws and regulations related to AI safety protocols and reporting and transparency, among other AI-related topics. In addition, Colorado’s Artificial Intelligence Act will require developers and deployers of “high-risk” AI systems to implement certain safeguards against algorithmic discrimination (among other requirements), and the Texas Responsible Artificial Intelligence Governance Act prohibits the development and deployment of AI systems for certain purposes while establishing a regulatory sandbox. Moreover, state AI laws like Colorado’s Artificial Intelligence Act and various state privacy laws, including the CCPA, regulate the use of automated decision making technology, particularly when it results in legal or similarly significant effects on individuals, and provide rights to individuals with respect to such technology.
Numerous other states have enacted, passed, or are considering AI-focused legislation, creating a patchwork of regulations and a complex compliance challenge. However, the durability of these laws and the potential of additional state-

OPENDOOR TECHNOLOGIES INC.
level legislative activity faces uncertainty following President Trump’s December 2025 Executive Order “Ensuring a National Policy Framework for Artificial Intelligence.” This Executive Order establishes a federal policy favoring a uniform national AI regulatory framework designed to promote innovation and U.S. global competitiveness. The order directs federal agencies to identify, challenge, and potentially preempt state and local AI laws that are viewed as inconsistent with or burdensome to this national approach. It remains to be seen how agencies will effectuate this directive, and how states will approach AI legislation moving forward. Any or all of the foregoing regulatory developments could materially adversely affect our business, results of operations, and financial condition. Further, any failure or perceived failure by us to comply with existing or newly enacted laws, regulations and other requirements relating to AI Technologies could result in legal claims or proceedings (including class actions), regulatory investigations or enforcement actions.
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

OPENDOOR TECHNOLOGIES INC.
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
We operate in highly regulated businesses through a number of different channels across the United States. As a result, we are currently subject to a variety of, and may in the future become subject to additional, federal, state and local statutes and regulations in various jurisdictions (as well as judicial and administrative decisions and state common law), which are subject to change at any time, including laws regarding the real estate and mortgage industries, settlement services, insurance, construction, mobile and internet based businesses and other businesses that rely on advertising, as well as data privacy and consumer protection laws, and employment laws. These laws are complex and sometimes ambiguous, could directly impact our operations, and can be costly to comply with, require significant management time and effort, require a substantial investment in technology, and subject us to supervisory audits, claims, government enforcement actions, civil and criminal liability or other remedies, including suspension of business operations.
For example, members of Congress and lawmaking bodies in several different states have proposed, and, in some cases enacted, legislation intended to disincentivize or restrict certain business entities, pooled investment funds, and institutional purchasers from acquiring, owning, or, in some cases, obtaining an interest in, single-family residential real estate. These laws and proposals generally attempt to prohibit or discourage restricted entities from purchasing residential real estate, and/or establish a maximum allowable number of single-family residential homes that can be purchased or held in inventory by certain specified types of entities. Some of these proposals would establish statutory penalties for violations, while others attempt to establish significant tax penalties to be levied upon (or attempt to limit or eliminate certain tax deductions or benefits for) specified purchasers and owners of single-family residential homes.
Additionally, in January 2026, President Trump issued an executive order directing federal agencies to prevent agencies and government-sponsored enterprises from facilitating the acquisition by “large institutional investors” of “single-family homes” in the United States that could otherwise be purchased by individual owner-occupants. The order directs the Secretary of the Treasury to develop definitions of “large institutional investor” and “single-family home” and calls on Congress to enact legislation codifying these restrictions. Additionally, the order requires owners of single-family rentals participating in federal housing assistance programs to disclose direct or indirect ownership interests to determine involvement of large institutional investors.
The order also directs the Attorney General and the Federal Trade Commission to review substantial acquisitions by large institutional investors of single-family homes for anti-competitive effects and to prioritize enforcement of antitrust laws against coordinated vacancy and pricing strategies. If our home acquisition activities attract antitrust scrutiny under this directive, we could be subject to investigations, enforcement actions, or restrictions that could materially impact our business operations and strategic initiatives.
Such changes in the law could have broad consequences on participants in the mortgage and general real estate industries. Such consequences could include, without limitation, restricting single-family rental owners and/or operators from acquiring or

OPENDOOR TECHNOLOGIES INC.
owning single-family residential properties, forced divestiture of single-family real estate already owned, restricting entities from holding security interests in single-family real estate, restricting parties from taking ownership of single-family real estate through foreclosure of a security interest, decreasing or barring certain tax deductions for certain purchasers or owners of single-family real estate or levying substantial taxes or penalties on these and other activities. Depending on the individual law, restricted parties could be read to include certain issuers of mortgage-backed securities and other pooled investment entities. While we do not expect Opendoor to be classified as a “large institutional investor” under the pending definitions, the scope of such definitions remains uncertain. If Opendoor is included within the definition of “large institutional investor” or another restricted entity, these restrictions could have a significant adverse impact on our ability to buy and sell homes, access GSE programs for financing or securitization purposes, or participate in federal housing programs. Additionally, certain of these proposals may cause originators of residential consumer loans to curtail or potentially cease originating and selling loans collateralized by properties in specific states, which could have an adverse effect on our mortgage business. These and other potential consequences could materially and adversely impact our business, financial condition, and results of operations.
We buy and sell homes, operate a mortgage business, provide real estate brokerage services, provide title insurance and settlement services, provide other product offerings, and have historically provided brokerage services, which results in us receiving or facilitating transmission of Personal Information. This information is increasingly subject to legislation and regulation in the United States. These laws and regulations are generally intended to protect the privacy and security of Personal Information, including borrower Social Security numbers, banking information, and credit card information that is collected, processed and transmitted. These laws also can restrict our use of this Personal Information for other commercial purposes. We could be adversely affected if government regulations require us to significantly change our business practices with respect to this type of information, if penetration of network security or misuse of Personal Information occurs, or if the third parties that we engage with to provide processing and screening services violate applicable laws and regulations, misuse or mishandle information, or experience network security breaches.
In order to provide the broad range of products and services that we offer customers, certain of our subsidiaries maintain title insurance and escrow, property and casualty insurance, construction, and real estate licenses in certain states in which we operate. These entities are subject to stringent local, state, and federal laws and regulations and to the scrutiny of state and federal government agencies as licensed businesses.
Mortgage products are regulated at the state level by licensing authorities and administrative agencies, with additional oversight from the CFPB and other federal agencies. These laws generally regulate the manner in which lending and lending-related activities, including mortgage brokering, are marketed or made available to consumers, including, but not limited to, advertising, finding and qualifying applicants, the provision of consumer disclosures, payments for services, and record keeping requirements; these laws include, at the federal level, RESPA, the Fair Credit Reporting Act (as amended by the Fair and Accurate Credit Transactions Act), the Truth in Lending Act (including the Home Ownership and Equity Protection Act of 1994), the Equal Credit Opportunity Act, the Fair Housing Act, the GLBA, the Electronic Fund Transfer Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Homeowners Protection Act, the Home Mortgage Disclosure Act, the Secure and Fair Enforcement for Mortgage Licensing Act of 2008, the Federal Trade Commission Act, the Dodd Frank Wall Street Reform and Consumer Protection Act of 2010, the Bank Secrecy Act (including the Office of Foreign Assets Control and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act), the TCPA, the Mortgage Acts and Practices Advertising Rule (Regulation N), all implementing regulations, and various other federal laws.
The CFPB also has broad authority to regulate mortgage origination activities and enforce prohibitions on practices that it deems to be unfair, deceptive or abusive. The growing regulatory focus on AI/automated underwriting, digital mortgage platforms, property valuation models, and fair lending may require us to adapt our business practices and could affect our ability to maintain compliance. Heightened uncertainty exists with respect to the future of the CFPB, including its leadership and enforcement priorities. Additionally, state and local laws may restrict the amount and nature of interest and fees that may be charged by a lender or mortgage broker, impose more stringent privacy requirements and protections for servicemembers, and/or otherwise regulate the manner in which lenders or mortgage brokers operate or advertise. We cannot predict the specific legislative or executive actions that may result or what impact such changes may have on our mortgage operations.
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
For certain licenses, we are required to designate individual licensed brokers of record, qualified individuals and control persons. Certain licensed entities also are subject to routine examination and monitoring by the CFPB (for mortgage and title and escrow) and/or state licensing authorities. We cannot assure you that we, or our licensed personnel, are and will remain at all times, in full compliance with local, state and federal real estate, title insurance and escrow, property and casualty insurance, real estate and mortgage licensing and consumer protection laws and regulations, and we may be subject to litigation, government investigations and enforcement actions, fines or other penalties in the event of any non-compliance. As a result of findings from examinations, we also may be required to take a number of corrective actions, including modifying business practices and making refunds of fees or money earned. In addition, adverse findings in one state may be relied on by another state to conduct investigations and impose remedies. If we apply for new licenses, we will become subject to additional licensing requirements, which we may not be in compliance with at all times. If in the future a state agency were to determine that we are required to obtain additional licenses in that state in order to operate our business, or if we lose or do not renew an existing license or are otherwise found to be in violation of a law or regulation, we may be subject to fines or legal penalties, lawsuits, enforcement actions, void contracts, or our business operations in that state may be suspended or prohibited. Our business reputation with consumers and third parties also could be damaged. Compliance with, and monitoring of, these laws and regulations is complicated and costly and may inhibit our ability to innovate or grow.
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
Some of our employees are located in Canada and India, and we also have consultants located in Poland. Compliance with applicable U.S. and foreign laws and regulations, such as labor laws, immigration laws, anti-corruption laws, anti-bribery laws, anti-money laundering laws, tax laws, foreign exchange controls and data privacy and data localization requirements, increases our cost of doing business. Although we have implemented policies and procedures to comply with these laws and regulations, a violation by us or our employees, contractors or agents could nevertheless occur. In some cases, compliance with the laws and regulations of one country could violate the laws and regulations of another country. Violations of these laws and regulations could materially adversely affect our brand, international growth efforts and business.
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

OPENDOOR TECHNOLOGIES INC.
We are, and may in the future be, subject to securities litigation, which is expensive and could divert management attention.
The market price of our common stock has been, and may continue to be, volatile. In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many technology companies. Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We are currently, and may in the future be, the target of this type of litigation. For example, securities litigation claims related to our pricing algorithm and other shareholder derivative matters were filed against us and certain of our current and former officers and directors in 2022 and 2023. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 19. Commitments and Contingencies” for additional information regarding the securities litigation claims against us.
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
When evaluating our internal control over financial reporting, we have identified in the past, and may identify in the future, material weaknesses in our internal control over financial reporting. If we identify any material weaknesses in our internal control over financial reporting, are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is ineffective, or if our auditor is unable to express an opinion as to the effectiveness of our internal control over financial reporting, we could fail to meet our reporting obligations.

OPENDOOR TECHNOLOGIES INC.
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
We incur costs as a result of operating as a public company, and our management devotes substantial time to our compliance initiatives. As a public company, we are subject to the reporting and other requirements of the Exchange Act, the Sarbanes-Oxley Act, and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules adopted, and to be adopted, by the SEC and Nasdaq. These rules and regulations result in legal and financial compliance expenses that are costly and our management and other personnel will continue to need to devote a substantial amount of time to these compliance initiatives. The increased costs are expected to increase our net loss in the near term. For instance, while we have already incurred substantial expenses in obtaining director and officer liability insurance, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be forced to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors (the “Board”), our Board committees or as executive officers.
We could be subject to additional tax liabilities and our ability to use our net operating loss carryforwards and other tax attributes may be limited in connection with past or future ownership changes.
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
We have incurred losses during our history, and we may not achieve or maintain profitability in the future. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire, if at all. As of December 31, 2025, we had federal and state net operating loss (“NOL”) carryforwards of $3.0 billion and $2.4 billion, respectively, a portion of which were generated in taxable years beginning on or before December 31, 2017. Under the Tax Cuts and Jobs Act of 2017, as modified by the CARES Act, U.S. federal net operating loss carryforwards generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such net operating loss carryforwards in taxable years beginning after December 31, 2020, is limited to 80% of taxable income.
Our net operating loss carryforwards are subject to review and possible adjustment by the IRS, and state tax authorities. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), our federal net operating loss carryforwards and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in our ownership that constitute an “ownership change” pursuant to Section 382 of the Code. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our ability to utilize our net operating loss carryforwards and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with past or future transactions, some of which are out of our control. Similar rules may apply under state tax laws.

OPENDOOR TECHNOLOGIES INC.
Changes in tax laws or tax rulings could materially affect our business, results of operations, and financial condition.
The tax regimes we are subject to or operate under, including income and non-income (including indirect) taxes, may be subject to significant change. Changes in tax laws or tax rulings, changes in interpretations of existing laws, or new tax laws, including those supported by the current U.S. presidential administration related to housing policy could materially adversely affect our results of operations and financial condition. For example, the United States government may enact laws providing home seller tax incentives that may not be available to sellers with whom we transact, or enact further significant changes to the taxation of business entities including, among others, a change in the corporate income tax rate, the imposition of minimum taxes or surtaxes on certain types of income or significant changes to the taxation of income derived from international operations.
We are subject to taxes in the United States under federal, state and local jurisdictions in which we operate. The governing tax laws and applicable tax rates vary by jurisdiction and are subject to interpretation and change due to macroeconomic, political or other factors. We may be subject to examination in the future by federal, state, local, and non-U.S. authorities on income, employment, sales, and other tax matters. While we regularly assess the likelihood of adverse outcomes from such examinations and the adequacy of our provision for taxes, there can be no assurance that such provision is sufficient and that a determination by a tax authority would not have an adverse effect on our business, financial condition and results of operations. Various tax authorities may disagree with tax positions we take and if any such tax authorities were to successfully challenge one or more of our material tax positions, the results could adversely affect our financial condition. Further, the ultimate amount of tax payable in a given financial statement period may be impacted by sudden or unforeseen changes in tax laws, changes in the mix and level of earnings by taxing jurisdictions, or changes to existing accounting rules or regulations. For example, the Inflation Reduction Act of 2022, enacted on August 16, 2022, imposed a one-percent non-deductible excise tax on repurchases of stock that are made by U.S. publicly traded corporations on or after January 1, 2023, which may affect any future share repurchases we undertake. In addition, on July 4, 2025, the OBBBA enacted a number of changes to the Code, including the restoration of immediate recognition of domestic research and development expenditures for tax years beginning after December 31, 2024 and the reinstatement of 100% bonus depreciation for qualifying property acquired after January 19, 2025. Accordingly, the determination of our overall provision for income and other taxes is inherently uncertain as it requires significant judgment around complex transactions and calculations. As a result, fluctuations in our ultimate tax obligations may differ materially from amounts recorded in our financial statements and could adversely affect our business, financial condition and results of operations in the periods for which such determination is made.
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

OPENDOOR TECHNOLOGIES INC.
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
As of December 31, 2025, we had approximately $1.1 billion of non-recourse asset-backed debt. Our leverage could have meaningful consequences to us, including increasing our vulnerability to economic downturns, limiting our ability to withstand competitive pressures, or reducing our flexibility to respond to changing business and economic conditions. We are also subject to general risks associated with debt financing, including (1) our cash flow may not be sufficient to satisfy required payments of principal and interest; (2) we may not be able to refinance our existing indebtedness or refinancing terms may be less favorable to us than the terms of our existing debt; (3) debt service obligations or facility prepayments could reduce funds available for capital investment and general corporate purposes; (4) the conversion of our outstanding convertible notes and their corresponding settlement in whole or in part in cash could adversely affect our liquidity; and (5) any default on our indebtedness could result in acceleration of the indebtedness and foreclosure on the homes collateralizing that indebtedness, with our attendant loss of any prospective income and equity value from such property. Any of these risks could place strains on our cash flows, reduce our ability to grow, and adversely affect our results of operations.
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
If one or more holders elect to convert their Convertible Senior Notes, such conversions of the Convertible Senior Notes will be settled in cash up to at least the principal amount being converted. During the quarter ended December 31, 2025, the last reported sale price of our common stock exceeded 130% of the conversion price of our 2030 Notes for the requisite period described above. As a result, the holders of our 2030 Notes are entitled to convert such 2030 Notes pursuant to the terms of the indenture governing the 2030 Notes at their option at any time during the quarter ending March 31, 2026. If the holders of our 2030 Notes elect to convert their 2030 Notes and we elect to satisfy our conversion obligation by fully or partially settling through the payment of cash, our liquidity may be adversely affected. If the holders of our 2030 Notes elect to convert their notes and we elect to partially satisfy our conversion obligation by delivering shares of our common stock, there may be a substantial dilutive effect on our common stock. Even if holders do not elect to convert their 2030 Notes, we are required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2030 Notes as a current rather than long-term liability, which has had and may continue to result in a material reduction of our net working capital.
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

OPENDOOR TECHNOLOGIES INC.
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
Some of our financing facilities are not fully committed, meaning the applicable lender is not obligated to advance new loan funds if they choose not to do so. In addition, the availability of committed financing is typically subject to us meeting certain conditions, which may include financial or collateral performance tests or metrics. As of December 31, 2025, we satisfied the financial and collateral performance-based conditions to borrowing under our debt facilities. If we are unable to access funds from either our committed or not fully committed facilities, we may not be able to sufficiently fund our business.
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
While borrowings under our term debt facilities accrue interest at a fixed rate, borrowings under our senior revolving credit facilities bear interest at variable rates and expose us to interest rate risk. Interest rates have increased in the past and may increase in the future, in which case our debt service obligations on the variable rate indebtedness would increase and our earnings and cash flows would correspondingly decrease. Increased interest costs could also reduce the amount of debt financing that our homes inventory can support. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5. Credit Facilities, Long-Term Debt, and Convertible Notes” for additional information regarding our debt and financing arrangements.
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
We may use derivatives and other instruments to reduce our exposure to interest rate fluctuations and those derivatives and other instruments may not prove to be effective.
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

OPENDOOR TECHNOLOGIES INC.
Additional Risks Related to Ownership of Our Common Stock and Warrants
The price of our common stock and Warrants (as defined herein) have been and may in the future be volatile.
The price of our common stock and Warrants have fluctuated and may fluctuate in the future due to a variety of factors, including:
•changes in the industries in which we and our customers operate;
•developments involving our competitors;
•changes in laws and regulations affecting our business;
•variations in our operating performance and the performance of our competitors in general;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•publication of research reports by securities analysts or other third parties about us or our competitors or our industry, which may be inaccurate or unfavorable;
•changes in financial estimates and recommendations by securities analysts;
•issuances of shares of our common stock upon conversion of our Notes and exercise of our Warrants;
•general speculation by investors and others;
•short sellers manipulating our stock, resulting in a price decrease;
•“short squeezes” and “meme” trading of our common stock or the common equity of companies in our industry;
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
In addition, interest in our common stock from retail and other individual investors, for reasons that are unrelated to our underlying business or macroeconomic or industry fundamentals, could result in increased volatility in the market price of our common stock. For instance, in July 2025, the bid price of our common stock fluctuated between a low of $0.5267 and a high of $4.97, with significant increases in volume over our typical daily trading volume. The recent market volatility and trading patterns we have experienced may be related to, among other factors, strong and atypical retail investor interest, including on social media and online forums, and create several risks for investors, including the following:
•the market price of our common stock and Warrants have experienced and may continue to experience rapid and substantial increases or decreases that are unrelated to our operating performance, macro or industry fundamentals, and substantial increases may be inconsistent with the risks and uncertainties that we continue to face;
•factors in the public trading market for our securities may include the sentiment of retail investors (including as may be expressed on financial trading and other social media sites and online forums), the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our common stock and any related hedging and other trading factors;
•we have received, and may continue to receive, media coverage that is published or otherwise disseminated by third parties, including blogs, articles, message boards and social and other media, that may not be attributable to the Company and may not be reliable or accurate;

OPENDOOR TECHNOLOGIES INC.
•to the extent volatility in our common stock is caused by a “short squeeze” in which coordinated trading activity causes a spike in the market price of our common stock as traders with a short position make market purchases to avoid or to mitigate potential losses, investors purchase at inflated prices unrelated to our financial performance or prospects, and may thereafter suffer substantial losses as prices decline once the level of short-covering purchases has abated; and
•if the market price of our securities declines, investors may be unable to resell shares of our common stock at or above the price at which their investment was made. Our securities may continue to fluctuate or decline significantly in the future, which may result in substantial losses.
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
In addition, if the closing price of our common stock remains below $1.00 for 30 consecutive trading days, we have in the past and may in the future receive a notice from Nasdaq indicating that we are not in compliance with Nasdaq’s minimum bid price rule. There can be no assurance that our common stock will continue to close at or above the $1.00 per share minimum bid price as required by Nasdaq, or that we will otherwise meet the requirements of Nasdaq for continued inclusion for listing on The Nasdaq Global Select Market. If we are unable to remain listed on Nasdaq or another national securities exchange, we and our stockholders could face significant material adverse consequences, including limited availability of market quotations and analyst coverage for our common stock, and reduced liquidity for the trading of our securities. Additionally, any efforts to regain compliance with Nasdaq's listing standards in the future may result in increased expenses and our management and other personnel needing to devote significant time to the process. These market and industry factors may materially reduce the market price of our securities regardless of our operating performance.
We do not intend to pay cash dividends for the foreseeable future.
We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, restrictions contained in future agreements and financing instruments, business prospects and such other factors as our Board deems relevant.
We will issue additional shares of our common stock upon the exercise of Warrants (as defined below), which may have a substantial dilutive effect on our common stock.
Holders of our warrants issued by us on November 21, 2025, as a distribution to all holders of the shares of our common stock and the 2030 Notes (the “Warrants”), have the right to purchase shares of our common stock at the applicable exercise price at any time prior to expiry, which is subject to automatic acceleration upon satisfaction of certain conditions related to the price of our common stock. Accordingly, we expect that holders of the Warrants will exercise their Warrants prior to expiry if the price of our common stock at such time exceeds the applicable exercise price of the Warrants, in which case we will be issuing shares of our common stock to such holders at a price that is lower than the price of our common stock at such time. In addition, we have the right to change the exercise method of the Warrants from cash exercise to net exercise, in which case we will not receive any proceeds from such exercise of the Warrants. These issuances of our common stock resulting from the exercise of the Warrants may have a substantial dilutive effect on our common stock.
Our Warrants are subject to a number of terms and processes that may, among other things, impact or cause you to lose the value of the Warrants.
Our Warrants include terms and provisions that can impact a holder’s ability to exercise a Warrant, recover the value of an investment in our shares of common stock upon exercise of a Warrant, receive shares upon exercise of a Warrant, among others. For example:

OPENDOOR TECHNOLOGIES INC.
•a holder of our Warrants may sustain financial other loss following exercise if the value of our shares of common stock declines;
•if a holder of our Warrants exercises their Warrants during a net exercise period and the net exercise formula results in zero or a negative number of shares, such holder would not receive any shares upon exercise of the Warrant and the Warrant will cease to be outstanding;
•our Warrants do not provide for automatic exercise, even if the value of shares of our common stock receivable upon exercise of a Warrant exceeds the warrant exercise price, and any Warrant held that is not exercised (including due to failure to pay the warrant exercise price when due) during the exercise period will expire unexercised, meaning the Warrants will no longer exist, and the holders of Warrants will also not receive any shares of our common stock nor other value in connection with such Warrants;
•if an early expiration price condition is triggered with respect to any series of Warrants, the expiration date for such series of Warrants will automatically accelerate to an earlier expiration date, unless we set an alternate expiration date for such series of Warrants;
•the settlement process for the receipt of shares of common stock following the exercise of a Warrant is conducted by outside parties and broker-dealers and is therefore outside of our control and may take several business days, during which time party exercising the Warrants could experience a significant loss of investment; and
•in general, the holder of a Warrant will have rights with respect to our shares of common stock only if such holder receives shares of our common stock upon exercising the Warrants and only as of the date when such holder become a record owner of the shares of our common stock upon such exercise.
Future issuance of additional warrants may adversely affect the market price of our Warrants and the market price of our common stock, but there may be no adjustment to the warrant exercise rate for such issuances.
Without the consent of any holder of any Warrants, we may issue additional warrants with the same terms as the Warrants distributed in November 2025. We may issue such additional warrants through a sale or another distribution to holders of our common stock and other holders of our securities such as the Notes and Warrants. Any dividend or distribution by us of any rights, options or warrants to purchase shares of our common stock will not result in an adjustment to the warrant exercise rate for any Warrant. The issuance, sale or distribution of substantial amounts of such additional warrants, or the perception that such issuances, sale or distribution may occur, could adversely affect the trading price of the Warrants and the market price of our common stock.
General Risk Factors
Catastrophic events may disrupt our business.
Natural disasters or other catastrophic events may cause damage or disruption to our operations, real estate commerce, and the global economy, and thus could harm our business. For example, the COVID-19 pandemic significantly and adversely affected our business in 2020 when governmental authorities put in place limitations on in-person activities related to the sale of residential real estate. As a result of these restrictions and safety concerns for our customers and employees, we temporarily suspended home acquisitions and sold down most home inventory before resuming home acquisitions later in the year. We also have a large employee presence in San Francisco, California, a region that contains active earthquake zones and increasingly frequent wildfires. In addition, properties located in parts of Florida, portions of North Carolina, Texas, and portions of California are more susceptible to certain hazards (such as floods, hurricanes, hail, extreme temperatures, wildfires, or other severe weather events which may become more frequent or severe as a result of climate change) than properties in other parts of the country.
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

OPENDOOR TECHNOLOGIES INC.
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
We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services, including but not limited to cloud computing services. We and certain of our third-party providers collect, maintain and process data about customers, employees, business partners and others, including Personal Information, as well as proprietary information belonging to our business such as trade secrets (collectively, “Confidential Information”). The evolution of IT Systems introduces ever more complex security risks that are difficult to predict and defend against. An increasing number of companies, including those with significant online operations, have recently disclosed breaches of their security, some of which involved sophisticated tactics and techniques allegedly attributable to criminal enterprises or nation-state actors. We similarly face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, attacks developed or enhanced using artificial intelligence, and as a result of malicious code embedded in open-source software, or misconfigurations, bugs or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) IT Systems, products or services.
We have experienced cybersecurity attempts and incidents and other security incidents of varying degrees and expect to continue to experience such incidents in the future. Successful breaches, employee malfeasance, or human or technological error could result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, customer, or other third-party data or systems; theft of sensitive, regulated, or Confidential Information and intellectual property; the loss of access to critical data or systems through ransomware, destructive attacks or other means; and business delays, service or system disruptions or denials of service. There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Furthermore, given the nature of complex systems, software and services like ours, and the scanning tools that we deploy across our networks and products, we regularly identify and track security vulnerabilities. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor. In other situations, vulnerabilities persist even after we have issued security patches because our customers may fail to apply patches or update their systems to newer software versions. If attackers are able to exploit critical vulnerabilities before patches are installed or mitigating measures are implemented, significant compromises could impact our IT Systems and Confidential Information as well as our customers’ systems and data. In addition, the controls and other preventative actions that we have taken to prevent, detect, and investigate these incidents may vary in maturity and are not always effective. Further, we may not be able to react in a timely manner, or our remediation efforts following a cybersecurity incident may not be successful.
In addition, we do not know whether our current practices will be deemed sufficient under applicable laws or other cybersecurity requirements, or whether new regulatory requirements might make our current practices insufficient. If there is a breach of our, or our third party vendors’, IT Systems and we know or suspect that certain Personal Information has been accessed, or used inappropriately, we may need to notify the affected individual and may be subject to significant litigation, fines, and other penalties. Further, under certain regulatory schemes, we may be liable for statutory damages on a per breached record basis, irrespective of any actual damages or harm to the individual. In the event of a breach we could face government scrutiny or consumer class actions alleging statutory damages amounting to hundreds of millions, and possibly billions of dollars.
The risk of cybersecurity incidents directed at us or our third-party vendors includes uncoordinated individual attempts to gain unauthorized access to our IT Systems and those of our vendors and our Confidential Information, as well as sophisticated and targeted measures known as advanced persistent threats. Cyberattacks are expected to accelerate on a global basis in

OPENDOOR TECHNOLOGIES INC.
frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our IT Systems, Confidential Information or business. In addition, we face the risk of Confidential Information inadvertently leaking through human or technological errors. Cybersecurity incidents are also constantly evolving, increasing the difficulty of detecting and successfully defending against them.
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
Additionally, we rely on third parties and their security procedures for the secure storage, processing, maintenance, and transmission of Confidential Information that is critical to our operations. Cybersecurity incidents that impact us or our third-party providers, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and Confidential Information (our own or that of third parties, including Personal Information of our customers and employees) and the disruption of business operations. Any such compromises to our security, or that of our third-party vendors, could cause customers to lose trust and confidence in us and stop using our website and mobile applications. In addition, we may incur significant costs for remediation that may include liability for stolen assets or information, repair of system damage, and compensation to customers, employees, and business partners. We may also be subject to government enforcement proceedings and legal claims by private parties.
Any actual or alleged security breaches or alleged violations of federal or state laws or regulations relating to data privacy and security could result in mandated user notifications, litigation (including class action lawsuits), government investigations, significant fines, and expenditures; divert management’s attention from operations; deter people from using our platform; damage our brand and reputation; and materially adversely affect our business, results of operations, and financial condition. We also cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all. Defending against claims or litigation based on any security breach or incident, regardless of their merit, will be costly and may cause reputational harm. The successful assertion of one or more large claims against us that exceed available insurance coverage, denial of coverage as to any specific claim, or any change or cessation in our insurance policies and coverages, including premium increases or the imposition of large deductible requirements, could have a material adverse effect on our business, results of operations, and financial condition. See “Part I – Item 1C. Cybersecurity” for additional information regarding our cybersecurity governance, risk management and strategy.
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
We are from time to time involved in, or may in the future be subject to, claims, suits, government investigations, and proceedings arising from our business, including actions with respect to intellectual property, privacy, consumer protection, information security, our mortgage services, real estate, environmental, data protection or law enforcement matters, tax matters, labor and employment, and commercial claims, as well as actions involving content generated by our customers, shareholder derivative actions, purported class action lawsuits, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain, and their results cannot be predicted with certainty. Regardless of the outcome, any such legal proceedings can have an adverse impact on us because of legal costs, diversion of management and other personnel, negative publicity and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in reputational harm, liability, penalties, or sanctions, as well as judgments, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, or requiring a change in our business practices, products or technologies, which could in the future materially and adversely affect our business, operating results and financial condition.
Our business could be negatively impacted by corporate citizenship and ESG matters, different points of view regarding such matters, and/or our reporting of such matters.
Certain institutional, individual, and other investors, proxy advisory services, regulatory authorities, consumers, and other stakeholders are focused on ESG practices of companies. For example, various groups produce ESG scores or ratings based at least in part on a company’s ESG disclosures, and certain market participants, including institutional investors and capital providers, use such ratings to assess companies’ ESG profiles. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to ESG matters are increasingly resorting to a range of activism forms, including media campaigns, shareholder proposals and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business. There are also increasing and evolving regulatory expectations regarding ESG matters. For example California has passed legislation that requires reporting on climate related financial risks and greenhouse gas emissions, as well as disclosures regarding use of offsets and emissions reduction claims, some of which are currently subject to legal challenges. Similar legislation has been proposed elsewhere including in the state of New York, and other regulators or lawmakers may propose new climate or ESG-related regulations from time to time. Conversely, other jurisdictions have considered adopting laws seeking to limit the use of ESG initiatives in certain contexts. Compliance with various and potentially fragmented disclosure rules may be costly and subject us to criticism by regulators, investors, the media or other stakeholders for the accuracy, adequacy or completeness of potential ESG disclosures and could adversely impact our reputation and financial position.
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

OPENDOOR TECHNOLOGIES INC.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program designed to protect the confidentiality, integrity, and availability of our critical systems and information. Our program is designed to align with relevant legal requirements and draws upon widely accepted security frameworks and practices. We take an integrated, organization-wide approach to evaluating and addressing cybersecurity risks, incorporating these considerations alongside other enterprise risks such as regulatory, financial, and operational concerns.
Key elements of our program include, but are not limited to, the following:
•processes designed to identify, assess, and prioritize cybersecurity threats to our critical systems and information;
•technical controls and processes intended to detect and remediate weaknesses in our systems and software;
•the use of third-party service providers, where appropriate, to assist with aspects of our program;
•evaluation of key service providers based on our assessment of their criticality to our operations and respective risk profile, for example, through due diligence, contractual protections, and periodic review;
•practices designed to safeguard personal information and maintain compliance with data protection requirements;
•ongoing monitoring capabilities to detect and evaluate potential security threats; and
•a cybersecurity incident response plan that includes documented procedures for responding to, containing, and recovering from cybersecurity events.
We have experienced a number of cybersecurity incidents in the past, which we do not believe to be material, regularly experience cybersecurity attempts, and expect that we will continue to experience varying degrees of cybersecurity attempts and incidents in the future. To date, we have not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. However, there can be no assurance that our cybersecurity risk management program and processes, including our policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our systems and information. See “Item 1A. Risk Factors” for additional discussion regarding the risks we face from cybersecurity threats.
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit and Risk Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.
The Committee receives updates at least annually from our Vice President of Engineering or his designees and management on our cybersecurity risk management and strategy, including, as applicable, progress towards our risk-mitigation goals, results from third-party assessments, and the emerging threat landscape. In addition, management updates the Committee, where it deems appropriate, regarding cybersecurity incidents it considers significant.
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
Our Vice President of Engineering, in coordination with our internal security staff, is responsible for assessing and managing our material risks from cybersecurity threats, and has primary responsibility for our overall cybersecurity risk management program and supervising both our internal cybersecurity personnel and our retained external cybersecurity consultants.

OPENDOOR TECHNOLOGIES INC.
Our Vice President of Engineering, who possesses a 13-year track record in product development and engineering, six years of which consist of overseeing technology, including the oversight of information security systems, reports directly to our Chief Executive Officer. This extensive experience spans both public and private companies.
Our Vice President of Engineering takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, and alerts and reports produced by security tools deployed in the IT environment, such as regular network and endpoint monitoring, vulnerability assessments, penetration testing, and tabletop exercises.
Item 2. Properties.
As of December 31, 2025, we have various operating leases in the United States and India for office space, two of which are listed in the table below. We believe that our facilities are adequate for our current needs.

Location	Purpose	Approximate Square Feet	Principal Lease Expiration Dates
San Francisco, California	General Office Space	20,432	2026
Tempe, Arizona	General Office Space, Corporate Mailing Address	11,970	2031
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

OPENDOOR TECHNOLOGIES INC.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information for Common Stock and Warrants
Our common stock is listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “OPEN.” Our Series K, Series A, and Series Z warrants have been listed on the Nasdaq Global Select Market (“Nasdaq”) under the symbols “OPENW,” “OPENL,” and “OPENZ,” respectively.
Holders of Record
As of February 12, 2026, there were approximately 49 holders of record of our common stock (“OPEN”), and 38, 38, and 38 holders of record of our “OPENW,” “OPENL,” and “OPENZ,” warrants to purchase common stock, respectively.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and growth of our business, and therefore do not expect to pay any cash dividends in the foreseeable future. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board, subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. Any such determination will also depend upon our business prospects, results of operations, financial condition, cash requirements and availability and other factors that our Board may deem relevant.
Warrant Dividends
On November 6, 2025, our Board of Directors declared a special dividend in the form of warrants to the holders of our common stock (the “Warrants”), as of the close of business on November 18, 2025 (the “Record Date”) (the “Warrant Dividends”). Each holder or record of common stock on the Record Date received a series of three warrants for every 30 shares of common stock held, rounded down to the nearest whole number. The Warrants are listed on Nasdaq and commenced trading on November 24, 2025. The number of shares of common stock issuable upon exercise of the Warrants is subject to customary anti-dilution adjustments. Stockholders paid no consideration for the receipt of these Warrants, and the Warrant Dividends did not involve the payment of cash. For a discussion of our overall dividend policy, see “Dividend Policy” above.
Under the terms of both the 2026 Notes and the 2030 Notes, the Company was required to either adjust the respective conversion ratio or issue Warrants to the holders of the notes. The conversion rate of the Company’s 2026 Notes was adjusted in accordance with the terms of the governing indenture for such notes. In lieu of an adjustment to the conversion rate, holders of the Company’s 2030 Notes received Warrants, at the same time and on the same terms as holders of common stock, without having to convert such holder’s 2030 Notes, as if such holder held a number of shares of common stock, equal to the product of (i) the conversion rate applicable to the 2030 Notes in effect on the Record Date and (ii) the aggregate principal amount (expressed in thousands) of 2030 Notes held by such holder on the Record Date.
The Warrant Dividends and related transactions, including (i) the principal terms of the warrants issued to our common stockholders and (ii) the impact of the Warrant Dividends on our Convertible Senior Notes and on shareholders’ equity, are described in more detail in “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5 — Credit Facilities, Long‑Term Debt, and Convertible Notes” and “Note 11 — Shareholders’ Equity” to our consolidated financial statements included in this Annual Report on Form 10‑K.
Sales of Unregistered Equity Securities
Other than as disclosed in our Current Reports on Form 8-K dated May 19, 2025 and September 11, 2025, none.
Issuer Purchases of Equity Securities
None.

OPENDOOR TECHNOLOGIES INC.
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
This graph covers the period from December 31, 2020 through December 31, 2025 for the Company’s common stock. This graph assumes that the value of the investment in the Company’s common stock and each index (including reinvestment of dividends) was $100 on December 31, 2020.

$150
$100
$50
$0
Dec-20
Mar-21
Jun-21
Sept-21
Dec-21
Mar-22
Jun-22
Sept-22
Dec-22
Mar-23
Jun-23
Sept-23
Dec-23
Mar-24
Jun-24
Sept-24
Dec-24
Mar-25
Jun-25
Sept-25
Dec-25
OPEN
NASDAQ Real Estate and Other Financial Services Index
Russell 2000

Item 6. [Reserved]

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis provides information that our management believes is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The discussion should be read together with the historical audited annual consolidated financial statements as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024, and 2023.
This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Forward-Looking Statements,” “Risk Factors,” or in other parts of this Annual Report on Form 10-K.
Overview
Opendoor’s mission is to tilt the world in favor of homeowners, by making homeownership simpler, faster, and fairer for everyone. Residential real estate is a trillion-dollar industry underpinned by a process that is complicated, time-consuming, stressful, and offline. Our data-driven pricing models and integrated local operations are modernizing residential real estate by providing a simple, certain, and largely digital way to buy and sell homes. Since our founding, we have completed over 294,000 transactions across the United States, making us one of the largest buyers and sellers of homes in the United States.
Financial Highlights and Operating Metrics

	Year Ended December 31,
(in millions, except percentages, homes purchased, homes sold, number of markets, and homes in inventory)	2025	2024	2023	2024 to 2025 Change	2023 to 2024 Change
Revenue	$4,371	$5,153	$6,946	$(782)	$(1,793)
Gross profit	$350	$433	$487	$(83)	$(54)
Gross margin	8.0%	8.4%	7.0%
Net loss	$(1,300)	$(392)	$(275)	$(908)	$(117)
Homes sold	11,791	13,593	18,708	(1,802)	(5,115)
Homes purchased	8,241	14,684	11,246	(6,443)	3,438
Homes in inventory (at period end)	2,867	6,417	5,326	(3,550)	1,091
Inventory (at period end)	$925	$2,159	$1,775	$(1,234)	$384
Percentage of homes “on the market” for greater than 120 days (at period end)	33%	46%	18%
Non-GAAP Financial Highlights (1)
Contribution Profit (Loss)	$150	$242	$(258)	$(92)	$500
Contribution Margin	3.4%	4.7%	(3.7)%
Adjusted EBITDA	$(83)	$(142)	$(627)	$59	$485
Adjusted EBITDA Margin	(1.9)%	(2.8)%	(9.0)%
Adjusted Net Loss	$(195)	$(258)	$(778)	$63	$520
________________
(1)See “—Non-GAAP Financial Measures” for further details and a reconciliation of such non-GAAP measures to their nearest comparable GAAP measures.
Current Housing Environment
Throughout 2025, the U.S. housing market remained constrained by elevated mortgage rates and persistent affordability challenges. Existing home sales totaled approximately four million units for the full year, representing a 30-year low and roughly 20% below the pre-pandemic decade average of approximately 5 million annual sales. Home prices remained relatively flat, supported by limited inventory, even as transaction volumes reflected continued buyer hesitancy. Inventory levels remained constrained in December, representing just over 3 months of supply. Mortgage rates declined to approximately 6.2%

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
in November from highs around 7% earlier in the year. However, seller-buyer disconnect persisted, with delistings (homes withdrawn from the market without selling) reaching the highest levels in Opendoor’s operating history.
In response to these market conditions, we maintained a disciplined, data-driven approach to managing our business, dynamically adjusting our pricing strategies to balance growth, margin, and risk. In 2025 we continued to have elevated spread levels in response to this uncertainty and expanded our agent-led distribution channel and capital-light product initiatives. Beginning in the fourth quarter of 2025, we refined our high spread policy to adopt a more tailored approach, providing stronger offers for higher-quality homes with greater expected resale velocity while maintaining higher spreads for lower-quality homes with elevated risk and slower resale clearance expectations. We believe these refinements will increase the likelihood of offer acceptance among higher-quality homes, improve the overall quality mix of homes in our portfolio, and support faster sell‑through. In addition, we dynamically adjust list prices to calibrate to market sell‑through rates and drive resale clearance. We closely monitor macroeconomic developments and remain agile in our decision-making, enabling us to respond effectively to shifts in interest rates and broader market conditions.
Factors Affecting our Business Performance
Market Penetration
Residential real estate is one of the largest consumer markets in the United States, of which less than 1% of the estimated $1.7 trillion of home value transacted annually is conducted online. Given the fact that we operate in a highly fragmented industry and offer a differentiated value proposition to the traditional offline selling process, we believe there is significant opportunity to expand our market share. By providing a consistent, high-quality and differentiated experience to our customers, we hope to continue to drive positive word-of-mouth awareness and trust in our platform.
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
Geographic Footprint
We continually evaluate opportunities to expand our market footprint. At the start of 2025, our products were available in 50 markets across select U.S. states. By the end of 2025, we expanded our reach to serve customers nationwide across the contiguous United States through one or more of our product offerings, including cash and cash plus offers.
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
Real estate inventory is reviewed for valuation adjustments on a quarterly basis. If the carrying amount for a given home is not expected to be recovered, an inventory valuation adjustment is recorded to cost of revenue and the home’s carrying value is adjusted to its net realizable value. Inventory valuation adjustments are not offset by any expected gains and are not reversed or adjusted should the expected net realizable value subsequently increase. We recorded inventory valuation adjustments of $57 million and $57 million during the years ended December 31, 2025 and 2024, respectively. See “—Critical Accounting Policies and Estimates — Real Estate Inventory” for a detailed discussion of inventory valuation adjustments.
As one key measure of inventory management performance, we evaluate our portfolio metrics relative to the broader market (as observed on the multiple listing services (“MLS”)). One such metric is our percentage of homes “on the market” for greater than 120 days as measured from initial listing date. As of December 31, 2025, such homes represented 33% of our portfolio, compared to 37% for the broader market when filtered for the types of homes we are able to underwrite and acquire based on characteristics such as market, price range, home type, home location, year built and lot size (which we refer to as our “buybox”). This metric fluctuates based on seasonal factors, market dynamics, and our resale strategies.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table presents a reconciliation of our Adjusted Gross Profit and Contribution Profit to our gross profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Year Ended December 31,
(in millions, except percentages)	2025	2024	2023
Revenue (GAAP)	$4,371	$5,153	$6,946
Gross profit (GAAP)	$350	$433	$487
Gross Margin	8.0%	8.4%	7.0%
Adjustments:
Inventory valuation adjustment – Current Period(1)(2)	19	25	23
Inventory valuation adjustment – Prior Periods(1)(3)	(25)	(26)	(455)
Adjusted Gross Profit	$344	$432	$55
Adjusted Gross Margin	7.9%	8.4%	0.8%
Adjustments:
Direct selling costs(4)	(123)	(132)	(197)
Holding costs on sales – Current Period(5)(6)	(47)	(44)	(50)
Holding costs on sales – Prior Periods(5)(7)	(24)	(14)	(66)
Contribution Profit (Loss)	$150	$242	$(258)
Contribution Margin	3.4%	4.7%	(3.7)%
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
(4)Represents selling costs incurred related to homes sold in the relevant period. This primarily includes broker commissions, external title and escrow-related fees and transfer taxes. Selling costs are included in Sales, marketing and operations on the Consolidated Statements of Operations.
(5)Holding costs primarily include property taxes, insurance, utilities, homeowners association dues and maintenance costs. Holding costs are included in Sales, marketing, and operations on the Consolidated Statements of Operations.
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
Adjusted Net Loss
We calculate Adjusted Net Loss as GAAP net loss adjusted to exclude non-cash expenses of stock-based compensation, equity securities fair value adjustment, intangibles amortization expense, and the amortization of stock-based compensation capitalized to internally developed software (“IDSW”). It excludes expenses that are not directly related to our revenue-generating operations such as restructuring, legal contingency accruals, and CEO make-whole provision. It also excludes loss (gain) on extinguishment of debt as these expenses or gains were incurred as a result of decisions made by management to terminate or partially extinguish portions of our outstanding credit facilities or convertible senior notes early; these expenses are not reflective of ongoing operating results and vary in frequency and amount. Adjusted Net Loss also aligns the timing of inventory valuation adjustments recorded under GAAP to the period in which the related revenue is recorded in order to improve the comparability of this measure to our non-GAAP financial measures of unit economics, as described above. Our calculation of Adjusted Net Loss does not currently include the tax effects of the non-GAAP adjustments because our taxes and such tax effects have not been material to date.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table presents a reconciliation of our Adjusted Net Loss and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Year Ended December 31,
(in millions, except percentages)	2025	2024	2023
Revenue (GAAP)	$4,371	$5,153	$6,946
Net loss (GAAP)	$(1,300)	$(392)	$(275)
Adjustments:
Stock-based compensation	56	114	126
Stock-based compensation for market condition RSUs	103	—	—
Equity securities fair value adjustment(1)	3	7	1
Intangibles amortization expense(2)	—	4	7
Amortization of stock-based compensation capitalized to IDSW(3)	14	—	—
Inventory valuation adjustment – Current Period(4)(5)	19	25	23
Inventory valuation adjustment – Prior Periods(4)(6)	(25)	(26)	(455)
Restructuring(7)	10	17	14
CEO make-whole provision(8)	5	—	—
Loss (gain) on extinguishment of debt	924	2	(216)
Legal contingency accrual and related expenses	—	5	—
Other(9)	(4)	(14)	(3)
Adjusted Net Loss	$(195)	$(258)	$(778)
Adjustments:
Depreciation and amortization, excluding amortization of intangibles	20	35	45
Property financing(10)	102	116	174
Other interest expense(11)	29	17	37
Interest income(12)	(39)	(53)	(106)
Income tax expense	—	1	1
Adjusted EBITDA	$(83)	$(142)	$(627)
Adjusted EBITDA Margin	(1.9)%	(2.8)%	(9.0)%
________________
(1)Represents the gains and losses on certain financial instruments, which are marked to fair value at the end of each period.
(2)Represents amortization of acquisition-related intangible assets. The acquired intangible assets had useful lives ranging from 1 to 5 years and amortization was incurred until the intangible assets were fully amortized in 2024.
(3)Beginning in 2025, the Company revised the presentation of the amortization of stock-based compensation capitalized to IDSW to more appropriately present the full impact of all stock-based compensation expenses. This expense was previously included in “Depreciation and amortization, excluding amortization of intangibles.” Had this presentation been applied for the years ended December 31, 2024 and December 31, 2023, Adjusted Net Loss would have improved by $13 million and $12 million, respectively, with no impact to Adjusted EBITDA.
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
(7)Restructuring costs consist primarily of severance and employee termination benefits and bonuses incurred in connection with the elimination of employees’ roles, consulting fees and expenses related to the termination of certain leases incurred during the restructuring process.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
(8)In connection with the appointment of the Company's new Chief Executive Officer in September 2025, the Company granted two make-whole awards related to compensation forfeited from his former employer. The awards consist of (i) a $15 million cash award and (ii) a restricted stock unit award with a grant date value of $15 million. Both awards vest nine months after his start date, contingent upon his continued service as Chief Executive Officer through the vesting date, and are expensed over the requisite service period. The CEO make-whole provision adjustment reflects only the expense associated with the cash make-whole award. The expense associated with the restricted stock unit make-whole award is included in the stock-based compensation line item presented separately in the reconciliation above.
(9)Primarily includes gain on deconsolidation, net and related party services income.
(10)Includes interest expense on our non-recourse asset-backed debt facilities.
(11)Includes (i) amortization of debt issuance costs, loan origination fees, commitment fees, unused fees, and other interest-related costs on our asset-backed debt facilities, and (ii) amortization of debt issuance costs and debt discounts and interest expense related to our convertible senior notes.
(12)Consists mainly of interest earned on cash, cash equivalents, restricted cash and marketable securities.
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
Operating Expenses
Sales, Marketing and Operations Expense
Sales, marketing and operations expense consists primarily of broker commissions (paid to the home buyers’ real estate agents and third-party listing agents, if applicable), resale closing costs, holding costs related to real estate inventory including property taxes, insurance, utilities, homeowners association dues and maintenance, and expenses associated with product marketing, promotions and brand-building. Sales, marketing and operations expense also includes any headcount expenses in support of sales, marketing, and real estate operations such as salaries, benefits and stock-based compensation.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Technology and Development Expense
Technology and development expense consists primarily of employee-related expenses for product development, design, data analytics and engineering, including salaries, benefits and stock-based compensation, as well as contractor and consultant fees, third-party software and hosting costs, and amortization of internally developed software. We continue to focus our technology and development efforts on enhancing our pricing and valuation algorithms, improving transaction efficiency, and expanding the capabilities, product offerings and user experience of our digital home buying and selling platform. While we expect technology and development expenses to increase in absolute dollars as we continue to invest in our platform, over the long term we expect our technology and development expenses will eventually decline as a percentage of total revenues.
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
(Loss) Gain on Extinguishment of Debt
(Loss) gain on extinguishment of debt consists primarily of gains or losses recognized in conjunction with the termination or partial debt extinguishment of debt facilities and convertible senior notes and the derecognition of associated unamortized deferred costs. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5. Credit Facilities, Long-Term Debt, and Convertible Notes” for additional information regarding the convertible senior notes.
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
Other Income — Net
Other income – net consists primarily of interest income on our Cash and Restricted cash balances and from our investment in money market funds, debt securities, and gains from deconsolidation.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Results of Operations
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
The following table sets forth our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,		Change in
(in millions, except percentages)	2025	2024	$	%
Revenue	$4,371	$5,153	$(782)	(15)%
Cost of revenue	4,021	4,720	(699)	(15)%
Gross profit	350	433	(83)	(19)%
Operating expenses:
Sales, marketing and operations	310	413	(103)	(25)%
General and administrative	238	182	56	31%
Technology and development	79	141	(62)	(44)%
Restructuring	10	17	(7)	(41)%
Total operating expenses	637	753	(116)	(15)%
Loss from operations	(287)	(320)	33	(10)%
Loss on extinguishment of debt	(924)	(2)	(922)	N/M
Interest expense	(131)	(133)	2	(2)%
Other income-net	42	64	(22)	(34)%
Loss before income taxes	(1,300)	(391)	(909)	232%
Income tax expense	—	(1)	1	(100)%
Net loss	$(1,300)	$(392)	$(908)	232%
N/M - Not meaningful.
Revenue
Revenue decreased by $782 million, or 15%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease in revenue was primarily attributable to lower sales volumes during the year ended December 31, 2025. We sold 11,791 homes during the year ended December 31, 2025, compared to 13,593 homes during the year ended December 31, 2024, representing a decrease of 13%. Revenue per home sold decreased 2% between the same periods.
Cost of Revenue and Gross Profit
Cost of revenue decreased by $699 million, or 15%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease in cost of revenue was primarily attributable to lower sales volumes and a 2% decrease in cost of revenue per home sold.
Gross profit decreased from $433 million to $350 million and gross margin decreased from 8.4% to 8.0% for the years ended December 31, 2024 and December 31, 2025, respectively. For the same periods, Adjusted Gross Margin decreased from 8.4% to 7.9% and Contribution Margin decreased from 4.7% to 3.4%. The decrease in gross profit was attributable to lower sales volumes as discussed above. The decrease in gross margin, Adjusted Gross Margin and Contribution Margin was largely driven by a higher mix of older inventory in the resale cohort. Adjusted Gross Margin and Contribution Margin are non-GAAP financial measures. See “— Non-GAAP Financial Measures” for further details and a reconciliation of such non-GAAP measures to their nearest comparable GAAP measures.
Operating Expenses
Sales, Marketing and Operations. Sales, marketing and operations decreased by $103 million, or 25%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily attributable to a $39 million decrease in advertising expense, which decreased from $86 million for the year ended December 31, 2024 to $47 million for the year ended December 31, 2025, a $36 million decrease in headcount expenses, including salaries, benefits, and stock-based

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
compensation expenses due to lower headcount consistent with ongoing cost-reduction and organizational streamlining efforts, an $11 million decrease in resale transaction costs and broker commissions, consistent with the 15% decrease in revenue during the same period, and a $9 million decrease in property holding costs due to decreased homes in inventory.
General and Administrative. General and administrative increased by $56 million, or 31%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily attributable to a $103 million increase in market-condition restricted stock units granted to executives, partially offset by a $38 million decrease in headcount expenses, including salaries, benefits, and stock-based compensation expenses due to lower headcount consistent with ongoing cost-reduction and organizational streamlining efforts, a $5 million decrease in legal loss contingency expense and a $4 million decrease in rent expense.
Technology and Development. Technology and development decreased by $62 million, or 44%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily driven by a $76 million decrease in headcount expenses, including salaries, benefits, and stock-based compensation expenses due to lower headcount consistent with ongoing cost-reduction and organizational streamlining efforts. These cost reductions were partially offset by a $21 million decrease in capitalization of IDSW expenses.
Restructuring. Restructuring decreased by $7 million, or 41%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was attributable to higher expenses associated with the Company’s transformation initiatives in 2024 than 2025.
Loss on Extinguishment of Debt
Loss on extinguishment of debt increased by $922 million, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The loss on extinguishment of debt of $924 million in the year ended December 31, 2025 resulted primarily from the Company’s partial repurchase of its 2030 Notes.
Interest Expense
Interest expense decreased by $2 million, or 2%, for the year ended December 31, 2025 compared to the year ended December 31, 2024.
Other Income — Net
Other income – net decreased by $22 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily related to a $14 million decrease in interest income due to a reduction in interest rates and the average cash, cash equivalents and restricted cash balances, and a $14 million non-recurring gain recognized in 2024 from the deconsolidation of Mainstay. The decrease in Other income – net was partially offset by a $4 million decrease in net loss on marketable equity securities.
Income Tax Expense
Income tax expense changed by a nominal amount for the year ended December 31, 2025 compared to the year ended December 31, 2024.

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
(Loss) Gain on Extinguishment of Debt
(Loss) gain on extinguishment of debt decreased by $218 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The gain on extinguishment of debt of $216 million in the year ended December 31, 2023 resulted from the Company’s partial repurchase of its 2026 Notes at a discount, net of unamortized deferred costs associated with the 2026 Notes. This gain was partially offset by expenses related to partial debt extinguishments during the year ended December 31, 2023.
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
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities. As of December 31, 2025, we had cash and cash equivalents of $962 million and restricted cash of $339 million. The increase in our cash, cash equivalents and marketable securities balance of $283 million as compared to December 31, 2024 resulted primarily from approximately $198 million of total cash proceeds, after commissions, from the issuance of common stock under the at-the-market equity offering sales agreement (the “ATM Agreement”), as well as $75 million of gross cash proceeds, excluding certain fees and other offering expenses, from the issuance of convertible senior notes, $41 million of gross cash proceeds from certain PIPE offerings and capital released as a result of a decrease in real estate inventory partially offset by operating losses. The increase in our restricted cash balance of $247 million as compared to December 31, 2024 was primarily due to capital released as a result of a decrease in real estate inventory partially offset by $805 million net principal payments on non-recourse asset-backed debt.
As of December 31, 2025, the Company had total outstanding balances on our asset-backed debt of $1.1 billion and aggregate principal outstanding from convertible senior notes of $197 million. In addition, we had undrawn borrowing capacity of $6.0 billion under our non-recourse asset-backed debt facilities (as described further below), of which $500 million was committed.
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
In May 2025, the Company entered into privately negotiated transactions with certain holders of the 0.25% convertible senior notes due in 2026 (the “2026 Notes”) and new investors, pursuant to which the Company issued $325 million aggregate principal amount of 7.00% convertible senior notes due 2030 (the “2030 Notes”; collectively with the 2026 Notes “Convertible Senior Notes”) consisting of (i) $246 million aggregate principal amount of 2030 Notes issued in exchange for $246 million principal amount of 2026 Notes (the “Debt Exchange") and (ii) $79 million aggregate principal amount of 2030 Notes issued for cash. Such transactions resulted in gross cash proceeds of $75 million, excluding certain fees and other offering expenses, and represent an issue price of 95%. The Company accounted for the Debt Exchange of the 2026 Notes as a debt extinguishment and recorded $10 million of gain on debt extinguishment, included within the Company’s consolidated statements of operations. During the third quarter of 2025, the remaining 2026 Notes became due within 12 months of the balance sheet date. Accordingly, the $135 million outstanding principal balance of the 2026 Notes has been classified as a current liability in the consolidated balance sheet as of December 31, 2025.
The 2030 Notes become convertible during any calendar quarter if, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days. This condition was met during the third and fourth quarter of 2025. Accordingly, the 2030 Notes became convertible at the option of the noteholders on October 1, 2025 and remain convertible through March 31, 2026 and are classified as a current liability in the consolidated balance sheet as of December 31, 2025. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5 — Credit Facilities, Long-Term Debt, and Convertible Notes”for additional conversion conditions.
In November 2025, the Company entered into share purchase agreements with a limited number of purchasers (together, the “Purchasers”), providing for the issuance and sale by the Company of an aggregate of 180,580,200 shares of the common stock at a price of $6.56 per share (the “Registered Direct Offering”). Concurrent with the Registered Direct Offering, the Company entered into separate, privately negotiated transactions with the Purchasers, pursuant to which the Company agreed to repurchase an aggregate of approximately $264 million principal amount of the 2030 Notes for an aggregate repurchase price of

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
approximately $1.2 billion, which the Company repurchased using the net proceeds from the Registered Direct Offering (the “Convertible Notes Repurchase”). On a net basis, the Company did not receive any proceeds from these transactions. The Company accounted for the transaction as a debt extinguishment by recognizing the difference between the reacquisition price of the debt and the net carrying amount of the retired 2030 Notes as loss on debt extinguishment. Accordingly, on the retirement date, the Company: (i) reduced the carrying value of the 2030 Notes by $264 million, (ii) reduced outstanding deferred issuance costs and original issuance discount by $16 million, (iii) incurred fees of $4 million and (iv) recorded $933 million of loss on debt extinguishment, included within the Company’s consolidated statements of operations. The outstanding principal balance of the 2030 Notes as of December 31, 2025 is $62 million.
In May 2024, the Company entered into the ATM Agreement with Barclays Capital Inc. and Virtu Americas LLC, as sales agents (the “Agents”), pursuant to which the Company may offer and sell, from time to time, through the Agents, shares of the Company’s common stock having an aggregate offering price of up to $200 million. Under the ATM Agreement, the Agents may sell shares by any method deemed to be an “at-the-market offering.” During the year ended December 31, 2025, the Company issued and sold an aggregate of 21,587,667 shares at a weighted average price of $9.26 per share under the ATM Agreement for total cash proceeds, after commissions, of approximately $198 million.
On September 10, 2025, the Company closed certain private investment in public equity (“PIPE”) offerings and entered into purchase agreements with accredited investors that resulted in aggregate gross cash proceeds to the Company of approximately $41 million. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 17 — Related Parties” for details regarding the PIPE offerings.
On November 6, 2025, our Board declared a distribution of a dividend in the form of warrants to purchase shares of our common stock, to holders of record as of the close of business on November 18, 2025. The Warrants (as defined herein) are initially exercisable only for cash at the applicable exercise price, subject to the Company’s ability to permit net exercise as provided in the applicable warrant agreement. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 11 — Shareholders' Equity” to our consolidated financial statements included in this Annual Report on Form 10‑K for additional details regarding the Warrant Dividend (as defined herein).
We have incurred losses from inception through December 31, 2025 and we expect to incur additional losses in the future. Our ability to service our debt and fund working capital, business operations and capital expenditures will depend on our ability to generate cash from operating activities, which is subject to our future operating success, and ability to obtain inventory acquisition financing on reasonable terms, which is subject to factors beyond our control, including potential economic recession, rising interest rates, inflation and general economic, political and financial market conditions.
Our working capital requirements may increase should our inventory balance increase. We believe our cash and cash equivalents, together with cash we expect to generate from future operations and borrowings, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Annual Report on Form 10-K.
Debt and Financing Arrangements
Our financing activities include: short-term borrowings under our asset-backed senior revolving credit facilities; the issuance of long-term asset-backed senior term debt, asset-backed mezzanine term debt, convertible debt, and new issuances of equity. Historically, we have required access to external financing resources in order to fund growth, expansion into new markets and strategic initiatives and we expect this to continue in the future. Our access to capital markets can be impacted by factors outside our control, including economic conditions.
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
Our asset-backed facilities are each collateralized by a specified pool of assets, consisting of real estate inventory, restricted cash and equity interests in certain consolidated subsidiaries of Opendoor that directly or indirectly own our real

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
estate inventory. The terms of our inventory financing facilities require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). As of December 31, 2025, the Company was in compliance with all financial covenants.
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
The following table summarizes certain details related to our non-recourse asset-backed debt as of December 31, 2025 (in millions, except interest rates):

		Outstanding Amount
December 31, 2025	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$—	$—	—%	June 25, 2027	June 25, 2027
Revolving Facility 2018-3	750	—	—	7.28%	December 11, 2028	December 11, 2028
Revolving Facility 2019-1	300	—	—	7.24%	February 18, 2027	February 18, 2027
Revolving Facility 2019-2	300	—	—	7.15%	October 2, 2026	October 1, 2027
Revolving Facility 2019-3	100	—	—	7.28%	April 5, 2027	April 3, 2028
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	400	—	100	6.03%	February 24, 2027	August 24, 2027
Term Debt Facility 2021-S2	52	52	—	3.57%	September 10, 2025	March 10, 2026
Term Debt Facility 2021-S3	1,000	—	625	3.75%	January 31, 2027	July 31, 2027
Total	$3,902	$52	$725
Issuance Costs		—	(3)
Carrying Value		$52	$722

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	$3,000	$—	$200	12.12%	February 25, 2028	February 25, 2029
Term Debt Facility 2022-M1	$250	$—	$150	12.31%	January 31, 2027	November 1, 2027
Total	$3,250	$—	$350
Issuance Costs			(4)
Carrying Value			$346

Total Non-Recourse Asset-backed Debt	$7,152	$52	$1,068

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Asset-backed Senior Revolving Credit Facilities
We classify the senior revolving credit facilities as current liabilities on our consolidated balance sheets. In some cases, the borrowing capacity amounts under the asset-backed senior revolving credit facilities as reflected in the table are not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. As of December 31, 2025, we had committed borrowing capacity with respect to asset-backed senior revolving credit facilities of $400 million.
The revolving period end dates and final maturity dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. Certain of our asset-backed senior revolving credit facilities may also have additional extension options that are subject to lender approval that are not reflected in the table above.
Asset-backed Senior Term Debt Facilities
We classify our senior term debt facilities as current or non-current liabilities in our consolidated balance sheets based on the applicable final maturity date. The carrying value of the non-current liabilities is reduced by issuance costs of $3 million. In some cases, the borrowing capacity amounts under the asset-backed senior term debt facilities as reflected in the table are not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. As of December 31, 2025, we had committed borrowing capacity with respect to asset-backed senior term debt facilities of $777 million.
The withdrawal period end dates and final maturity dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. Certain of our asset-backed senior term debt facilities may also have additional extension options that are subject to lender approval that are not reflected in the table above.
Asset-backed Mezzanine Term Debt Facilities
In addition to the asset-backed senior revolving credit facilities and asset-backed senior term debt facilities, we have issued asset-backed mezzanine term debt facilities which are subordinated to the related senior facilities. The borrowing capacity amounts under the asset-backed mezzanine term debt facilities as reflected in the table are not fully committed and any borrowing above the committed amounts are subject to the applicable lender’s discretion. As of December 31, 2025, we had committed borrowing capacity with respect to asset-backed mezzanine term debt facilities of $450 million.
Convertible Senior Notes
In August 2021, we issued the 2026 Notes and in May 2025, we issued the 2030 Notes. The table below summarizes certain details related to our Convertible Senior Notes (in millions), as of December 31, 2025:

December 31, 2025	Remaining Aggregate Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
2026 Notes	$135	$—	$135
2030 Notes	62	(4)	58
Total Convertible Senior Notes	$197	$(4)	$193
See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5. Credit Facilities, Long-Term Debt, and Convertible Notes” for additional information regarding our debt and financing arrangements.
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
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as well as the assets, liabilities and equity related to Opendoor Technologies Inc (Parent Company Only) (“Parent Company”) and subsidiaries that are not VIEs, as of December 31, 2025 (in millions):

		VIE	Non-VIE	Total
CURRENT ASSETS:
Cash and cash equivalents		$—	$962	$962
Restricted cash		334	5	339
Escrow receivable		4	—	4
Real estate inventory		935	10	945
Inventory valuation adjustment		(19)	(1)	(20)
Real estate inventory, net		916	9	925
Other current assets		3	66	69
Total current assets		1,257	1,042	2,299
OTHER ASSETS	(1)	—	108	108
TOTAL ASSETS		$1,257	$1,150	$2,407

CURRENT LIABILITIES:
Current asset-backed senior term debt		$52	$—	$52
Convertible senior notes – current portion		—	193	193
Other current liabilities	(2)	13	69	82
Total current liabilities		65	262	327
Non-current asset-backed mezzanine term debt		346	—	346
Non-current asset-backed senior term debt		722	—	722
LEASE LIABILITIES – Net of current portion		—	6	6
OTHER LIABILITIES		—	1	1
TOTAL LIABILITIES		$1,133	$269	$1,402

SHAREHOLDERS’ EQUITY:		$124	$881	$1,005
________________
(1)The Company’s consolidated Other Assets include the following assets as shown in the Consolidated Balance Sheets: Property and Equipment – Net, $27 million; Right of Use Assets, $8 million; Goodwill, $3 million; and Other Assets, $70 million.
(2)The Company’s consolidated Other Current Liabilities include the following liabilities as shown in the Consolidated Balance Sheets: Accounts Payable and Other Accrued Liabilities, $80 million; Interest Payable, $1 million; and Lease Liabilities – Current, $1 million.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Cash Flows
The following table summarizes our cash flows for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(in millions)	2025	2024	2023
Net cash provided by (used in) operating activities	$1,049	$(595)	$2,344
Net cash (used in) provided by investing activities	$(12)	$28	$44
Net cash used in financing activities	$(499)	$(210)	$(2,639)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$538	$(777)	$(251)
Net Cash Provided by (Used in) Operating Activities
Net cash provided by (used in) operating activities was $1.0 billion, $(595) million and $2.3 billion for the years ended December 31, 2025, 2024 and 2023, respectively. For the year ended December 31, 2025, cash provided by operating activities was primarily driven by a $1.2 billion decrease in real estate inventory, partially offset by our net loss, net of non-cash items, of $106 million. For the year ended December 31, 2024, cash used in operating activities was primarily driven by a $449 million increase in real estate inventory and our net loss, net of non-cash items, of $168 million. For the year ended December 31, 2023, cash provided by operating activities was primarily driven by a $2.6 billion decrease in real estate inventory, partially offset by our net loss, net of non-cash items, of $214 million.
Net Cash (Used in) Provided by Investing Activities
Net cash (used in) provided by investing activities was $(12) million, $28 million and $44 million for the years ended December 31, 2025, 2024 and 2023, respectively. For the year ended December 31, 2025, cash used in investing activities consisted of a $12 million increase in property and equipment principally related to the capitalization of IDSW, as well as a $6 million increase in non-marketable equity securities, partially offset by a decrease in marketable securities of $6 million. For the year ended December 31, 2024, cash provided by investing activities primarily consisted of a $55 million decrease in marketable securities, partially offset by a $25 million increase in property and equipment principally related to the capitalization of IDSW. For the year ended December 31, 2023, cash provided by investing activities primarily consisted of a $80 million net decrease in marketable securities, partially offset by a $37 million increase in property and equipment principally related to the capitalization of IDSW.
Net Cash Used in Financing Activities
Net cash used in financing activities was $(499) million, $(210) million and $(2.6) billion for the years ended December 31, 2025, 2024 and 2023, respectively. For the year ended December 31, 2025, cash used in financing activities was primarily attributable to $805 million net principal payments on non-recourse asset-backed debt, partially offset by approximately $198 million of total cash proceeds, after commissions, from the issuance of common stock under the ATM Agreement, as well as $75 million of proceeds from the issuance of convertible senior notes, net of discount, and $41 million of proceeds from certain PIPE offerings. For the year ended December 31, 2024, cash used in financing activities was primarily attributable to $217 million net principal payments on non-recourse asset-backed debt. For the year ended December 31, 2023, cash used in financing activities was primarily attributable to $2.3 billion net principal payments on non-recourse asset-backed debt, as well as $362 million related to the partial repurchase of the 2026 Notes.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Contractual Obligations and Commitments
Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. Below is a table that shows our material contractual obligations as of December 31, 2025:

	Payment Due by Year
(in millions)	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Senior and mezzanine term debt facilities(1)	$1,288	$126	$958	$204	$—
Convertible senior notes(2)	202	202	—	—	—
Operating leases(3)	9	2	4	3	—
Purchase commitments(4)	248	248	—	—	—
Total	$1,747	$578	$962	$207	$—
________________
(1)Represents the principal amounts outstanding as of December 31, 2025 and estimated interest payments assuming the principal balances remain outstanding until maturity. The final maturity dates of the senior and mezzanine term debt facilities vary, as discussed above.
(2)Represents the principal amounts outstanding and interest payments for the 2026 Notes through maturity and the principal amounts outstanding for the 2030 Notes assuming conversion within one year (noteholders may convert through March 31, 2026). The 2030 Notes mature on May 15, 2030; assuming no conversions, total future cash outflows would be as follows:

	Payment Due by Year
(in millions)	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Convertible senior notes	$217	$140	$9	$68	$—
(3)Represents future payments for long-term operating leases that have commenced, or have been executed but not yet commenced, as of December 31, 2025. In May 2025, the Company amended its Tempe, Arizona office lease to terminate the Company’s obligations with respect to a portion of the leased premises, which resulted in a decrease of undiscounted, future lease payments of $10 million.
(4)As of December 31, 2025, we were under contract to purchase 710 homes for an aggregate purchase price of $248 million.
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
Real Estate Inventory
Real estate inventory carrying value is equal to the lower of cost or net realizable value and each home constitutes the unit of account. Real estate inventory cost includes but is not limited to the property purchase price, acquisition costs and direct costs to renovate or repair the home, less inventory valuation adjustments, if any. The property purchase price is net of our service fee and represents the cash proceeds paid to the home seller. Real estate inventory is reviewed for valuation adjustments

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
on a quarterly basis. If the carrying amount for a given home is not expected to be recovered, an inventory valuation adjustment is recorded to cost of revenue and the home’s carrying value is adjusted to its net realizable value. Inventory valuation adjustments are not offset by any expected gains and are not reversed or adjusted should the expected net realizable value subsequently increase. For homes under resale contract, the net realizable value is the contract price less expected selling costs and any expected concessions. For homes listed for sale and not under resale contract, net realizable value is management’s forecasted resale price, less expected selling costs. Changes in our pricing assumptions may lead to a change in the outcome of our inventory valuation adjustment, and actual results may also differ from our assumptions.
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
Interest Rate Risk
We are subject to market risk by way of changes in interest rates on borrowings under our inventory financing facilities. As of December 31, 2025, we had total outstanding balances on our asset-backed debt of $1.1 billion, 91% of which was based on a fixed rate with an average duration of 1.8 years and the remaining 9% of which was based on a floating rate. Total property financing interest expense for the year ended December 31, 2025 was $102 million, of which $89 million was fixed and $13 million was floating. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. We may use interest rate cap derivatives, interest rate swaps, or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. Many of our floating rate debt facilities also have benchmark rate floors. See “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 5. Credit Facilities, Long-Term Debt, and Convertible Notes” for additional information regarding our inventory financing facilities and fixed and floating interest rates. Assuming no change in the outstanding borrowings on our credit facilities, we estimate that a one percentage point increase in applicable benchmark rates would increase our annual interest expense by approximately $1 million as of December 31, 2025.
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

OPENDOOR TECHNOLOGIES INC.
Item 8. Financial Statements and Supplementary Data.

SCHEDULE I

Page
Condensed Financial Information of Opendoor Technologies Inc. (Parent Company Only)	118

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Opendoor Technologies Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Opendoor Technologies Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes and Schedule I listed in the Index at Item 8 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the Audit and Risk Committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Real Estate Inventory, Net – Refer to Notes 1 and 2 to the financial statements
Critical Audit Matter Description
Real estate inventory, net includes a valuation adjustment to record real estate inventory at the lower of cost or net realizable value. The Company applies the specific identification method whereby each home constitutes a unit of account. If the carrying amount or basis of inventory is not expected to be recovered, an inventory valuation adjustment is recorded to cost of revenue and the related assets are adjusted to their net realizable value. For homes under resale contract, the net realizable value is the contract price less expected selling costs and any expected concessions. For homes listed for sale and not under resale contract, net realizable value is management’s forecasted resale price less expected selling costs. The determination of net realizable value for homes listed for sale and not under resale contract requires management to make significant estimates related to the forecasted resale price. Changes in these estimates could have a significant impact on the net realizable value and a significant change in net realizable value could cause a significant valuation adjustment.

We identified real estate inventory valuation adjustment for homes listed for sale and not under resale contract, which is the majority of the real estate inventory valuation adjustment, to be a critical audit matter due to the subjectivity of management’s judgment in forecasting the net realizable value of the real estate inventory, specifically with respect to the forecasted resale price. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our valuation specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasted resale price.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasted resale price input used for real estate inventory valuation adjustments for homes listed for sale and not under resale contract included the following, among others:
•We tested the effectiveness of internal controls over the forecasted resale price.
•We developed an expectation of the real estate inventory valuation adjustment for homes listed for sale and not under resale contract and compared it to the recorded balance.
•We evaluated management’s assessment of the forecasted resale price by comparing actual sales prices to management’s historical forecasted resale prices.
•With the assistance of our valuation specialists we:
◦Evaluated the appropriateness of the methodology and model utilized by management to estimate the forecasted resale price.
◦Developed a range of independent projected sales price estimates for a sample of individual homes using observable market data of actual sale transactions for comparable homes and compared those to management’s forecasted resale price.

/s/ Deloitte & Touche LLP
San Francisco, California
February 19, 2026
We have served as the Company’s auditor since 2015.

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

		December 31,
		2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$962	$671
Restricted cash		339	92
Marketable securities		—	8
Escrow receivable		4	6
Real estate inventory, net		925	2,159
Other current assets		69	61
Total current assets		2,299	2,997
PROPERTY AND EQUIPMENT – Net		27	48
RIGHT OF USE ASSETS		8	18
GOODWILL		3	3
OTHER ASSETS		70	60
TOTAL ASSETS	(1)	$2,407	$3,126
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities		$80	$92
Non-recourse asset-backed debt - current portion		52	432
Convertible senior notes - current portion		193	—
Interest payable		1	3
Lease liabilities – current portion		1	2
Total current liabilities		327	529
NON-RECOURSE ASSET-BACKED DEBT – Net of current portion		1,068	1,492
CONVERTIBLE SENIOR NOTES - Net of current portion		—	378
LEASE LIABILITIES – Net of current portion		6	13
OTHER LIABILITIES		1	1
Total liabilities	(2)	1,402	2,413
COMMITMENTS AND CONTINGENCIES (See Note 19)
SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 3,000,000,000 shares authorized; 957,245,487 and 719,990,121 shares issued, respectively; 957,245,487 and 719,990,121 shares outstanding, respectively		—	—
Additional paid-in capital		6,038	4,438
Accumulated deficit		(5,033)	(3,725)
Accumulated other comprehensive loss		—	—
Total shareholders’ equity		1,005	713
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$2,407	$3,126
________________
(1)The Company’s consolidated assets at December 31, 2025 and 2024 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $334 and $81; Real estate inventory, net, $916 and $2,141; Escrow receivable, $4 and $6; Other current assets, $3 and $8; and Total assets of $1,257 and $2,236, respectively.
(2)The Company’s consolidated liabilities at December 31, 2025 and 2024 include the following liabilities for which the VIE creditors generally do not have recourse to Opendoor: Accounts payable and other accrued liabilities, $12 and $21; Current portion of non-recourse asset-backed debt, $52 and $432; Interest payable, $1 and $3; Non-recourse asset-backed debt, net of current portion, $1,068 and $1,492; and Total liabilities, $1,133 and $1,948, respectively. See “Note 4. Variable Interest Entities” for additional information regarding our VIEs.
See accompanying notes to consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are presented in thousands, and per share amounts)

	Year Ended December 31,
	2025	2024	2023
REVENUE	$4,371	$5,153	$6,946
COST OF REVENUE	4,021	4,720	6,459
GROSS PROFIT	350	433	487
OPERATING EXPENSES:
Sales, marketing and operations	310	413	486
General and administrative	238	182	206
Technology and development	79	141	167
Restructuring	10	17	14
Total operating expenses	637	753	873
LOSS FROM OPERATIONS	(287)	(320)	(386)
(LOSS) GAIN ON EXTINGUISHMENT OF DEBT	(924)	(2)	216
INTEREST EXPENSE	(131)	(133)	(211)
OTHER INCOME – Net	42	64	107
LOSS BEFORE INCOME TAXES	(1,300)	(391)	(274)
INCOME TAX EXPENSE	—	(1)	(1)
NET LOSS	$(1,300)	$(392)	$(275)
Net loss per share attributable to common shareholders:
Basic	$(1.70)	$(0.56)	$(0.42)
Diluted	$(1.70)	$(0.56)	$(0.42)
Weighted-average shares outstanding:
Basic	766,531	699,457	657,111
Diluted	766,531	699,457	657,111
See accompanying notes to consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Year Ended December 31,
	2025	2024	2023
NET LOSS	$(1,300)	$(392)	$(275)
OTHER COMPREHENSIVE INCOME:
Unrealized gain on marketable securities	—	1	3
COMPREHENSIVE LOSS	$(1,300)	$(391)	$(272)
See accompanying notes to consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(In millions, except number of shares)

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE-December 31, 2022	637,387,025	$—	$4,148	$(3,058)	$(4)	$1,086
Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	35,562,197	—	(1)	—	—	(1)
Exercise of stock options	2,535,147	—	3	—	—	3
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	2,151,794	—	2	—	—	2
Stock-based compensation	—	—	149	—	—	149
Other comprehensive income	—	—	—	—	3	3
Net loss	—	—	—	(275)	—	(275)
BALANCE–December 31, 2023	677,636,163	$—	$4,301	$(3,333)	$(1)	$967

Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	38,860,600	—	1	—	—	1
Exercise of stock options	422,561	—	—	—	—	—
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	3,070,797	—	5	—	—	5
Settlement of Capped Calls related to the 2026 Notes	—	—	2	—	—	2
Stock-based compensation	—	—	129	—	—	129
Other comprehensive income	—	—	—	—	1	1
Net loss	—	—	—	(392)	—	(392)
BALANCE–December 31, 2024	719,990,121	$—	$4,438	$(3,725)	$—	$713
Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	24,165,731	—	2	—	—	2
Issuance of common stock in connection with the repurchase of convertible notes	180,580,200	—	1,184	—	—	1,184
Issuance of common stock upon exercise of warrants	4,921	—	—	—	—	—
Fair value of dividend warrants issued	—	—	8	(8)	—	—
Exercise of stock options	3,166,957	—	4	—	—	4
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	1,584,478	—	2	—	—	2
Issuance of common stock in connection with PIPE offering, net of equity issuance costs	6,165,412	—	41	—	—	41
Issuance of common stock under at-the-market offering, net of equity issuance costs	21,587,667	—	195	—	—	195
Settlement of Capped Calls related to the 2026 Notes	—	—	1	—	—	1
Stock-based compensation	—	—	163	—	—	163
Net loss	—	—	—	(1,300)	—	(1,300)
BALANCE–December 31, 2025	957,245,487	$—	$6,038	$(5,033)	$—	$1,005
See accompanying notes to consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,300)	$(392)	$(275)
Adjustments to reconcile net loss to cash, cash equivalents, and restricted cash provided by (used in) operating activities:
Depreciation and amortization	44	48	65
Amortization of right of use asset	2	5	7
Stock-based compensation	159	114	126
Inventory valuation adjustment	57	57	65
Changes in fair value of equity securities	3	7	1
Other	5	7	13
Proceeds from sale and principal collections of mortgage loans held for sale	—	—	1
Loss (gain) on early extinguishment of debt	924	2	(216)
Gain on deconsolidation, net	—	(14)	—
Changes in operating assets and liabilities:
Escrow receivable	2	3	21
Real estate inventory	1,172	(449)	2,613
Other assets	(9)	(10)	(19)
Accounts payable and other accrued liabilities	(7)	31	(38)
Interest payable	(2)	2	(10)
Lease liabilities	(1)	(6)	(10)
Net cash provided by (used in) operating activities	1,049	(595)	2,344
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12)	(25)	(37)
Proceeds from sales, maturities, redemptions and paydowns of marketable securities	6	55	80
Purchase of non-marketable equity securities	(6)	—	—
Proceeds from sale of non-marketable equity securities	—	—	1
Cash impact of deconsolidation of subsidiaries	—	(2)	—
Net cash (used in) provided by investing activities	(12)	28	44
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of discount	75	—	—
Repurchase of convertible senior notes	(1,176)	—	(362)
Settlement of Capped Calls related to convertible senior notes	1	2	—
Proceeds from exercise of stock options	4	—	3
Proceeds from issuance of common stock for ESPP	2	5	2
Proceeds from PIPE offering	41	—	—
Proceeds from the issuance of common stock under at-the-market offering, net	198	—	—
Issuance of common stock in connection with the repurchase of convertible notes	1,184	—	—
Proceeds from non-recourse asset-backed debt	684	498	238
Principal payments on non-recourse asset-backed debt	(1,489)	(715)	(2,515)
Payment of loan origination fees and debt issuance costs	(17)	—	(1)
Payment for early extinguishment of debt	(4)	—	(4)
Other financing activities	(2)	—	—
Net cash used in financing activities	(499)	(210)	(2,639)
NET INCREASE (DECREASE) IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	538	(777)	(251)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – Beginning of year	763	1,540	1,791
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of year	$1,301	$763	$1,540
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid during the period for interest	$120	$121	$203
DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation expense capitalized for internally developed software	$4	$15	$23
Principal value of 2026 Notes extinguished in Debt Exchange	$(246)	$—	$—
Principal value of 2030 Notes issued in Debt Exchange	$246	$—	$—
Investment in non-marketable equity securities due to deconsolidation	$3	$39	$—

OPENDOOR TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

RECONCILIATION TO CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$962	$671	$999
Restricted cash	339	92	541
Cash, cash equivalents, and restricted cash	$1,301	$763	$1,540
See accompanying notes to consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)

1.DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES
Description of Business
Opendoor Technologies Inc. (the “Company” and “Opendoor”) including its consolidated subsidiaries and certain variable interest entities (“VIEs”), is a leading e-commerce platform for residential real estate transactions and the largest U.S. iBuyer. By leveraging its centralized digital platform, Opendoor is working towards a future that enables sellers and buyers of residential real estate to experience a simple and certain transaction that is dramatically improved from the traditional process. The Company was incorporated in Delaware on December 30, 2013.
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
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared pursuant to generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements as of December 31, 2025 and 2024 and for the years ended December 31, 2025, 2024 and 2023 include the accounts of Opendoor, its wholly owned subsidiaries and VIEs where the Company is the primary beneficiary. The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods presented. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements herein.
At-The-Market Equity Offering
In May 2024, the Company entered into an at-the-market equity offering sales agreement (the “ATM Agreement”) with Barclays Capital Inc. and Virtu Americas LLC, as sales agents (the “Agents”), pursuant to which the Company may offer and sell, from time to time, through the Agents, shares of the Company’s common stock having an aggregate offering price of up to $200 million. Under the ATM Agreement, the Agents may sell shares by any method deemed to be an “at-the-market offering.” During the year ended December 31, 2025, the Company issued and sold an aggregate of 21,587,667 shares at a weighted average price of $9.26 per share, under the ATM Agreement for total cash proceeds, after commissions, of approximately $198 million, and Net Proceeds, as defined in the ATM Agreement, of approximately $195 million. As of December 31, 2025, there are no shares available for issuance under the ATM Agreement.
Private Investment in Public Equity Offerings
On September 10, 2025, the Company closed certain private investment in public equity (“PIPE”) offerings and entered into purchase agreements with accredited investors that resulted in aggregate gross cash proceeds to the Company of approximately $41 million. See “Note 17 — Related Parties” to the consolidated financial statements for details regarding the PIPE offerings.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that have a material impact on the amounts reported in the financial statements and accompanying notes. Significant estimates, assumptions and judgments made by management include, among others, share-based awards, and inventory valuation adjustment. Management believes that the estimates and judgments upon which management relies are reasonable based upon information available to management at the time that these estimates and judgments are made. To the extent there are material differences between these estimates, assumptions and judgments and actual results, the carrying values of the Company’s assets and liabilities and the results of operations will be affected. The health of the residential housing

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
market and interest rate environment have introduced additional uncertainty with respect to judgments, estimates, and assumptions, which may materially impact the estimates previously listed, among others.
Significant Risks and Uncertainties
The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, the Company believes that changes in any of the following factors could have a significant negative effect on the Company in terms of its future financial position, results of operations or cash flows: its rates of revenue growth; its ability to manage inventory; engagement and usage of its products; the effectiveness of its investment of resources to pursue strategies; competition in its market; the stability of the residential real estate market; the impact of interest rate changes on demand for and pricing of its products and on the cost of capital; its ability to leverage artificial intelligence (“AI”) to drive operational efficiency; impacts to its business from political and regulatory activity, including recent trade policies, and potential increased tariffs; changes in technology, products, markets or services by the Company or its competitors; its ability to maintain or establish relationships with listings and data providers; its ability to obtain or maintain licenses and permits to support its current and future businesses; actual or anticipated changes to its products and services; changes in government regulation affecting its business; the outcomes of legal proceedings; natural disasters and catastrophic events, such as pandemics or epidemics; scaling and adaptation of existing technology and network infrastructure; its management of its growth; its ability to attract and retain qualified employees and key personnel; its ability to successfully integrate and realize the benefits of its past or future strategic acquisitions or investments; the protection of customers’ information and other privacy concerns; the protection of its brand and intellectual property; and intellectual property infringement and other claims, among other things.
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, restricted cash, and investments in non-marketable securities. The Company places cash and cash equivalents and investments with major financial institutions, which management assesses to be of high credit quality, in order to limit exposure of the Company’s investments.
Summary of Significant Accounting Policies
Segment Reporting
For the years ended December 31, 2025, 2024, and 2023, the Company was managed as a single operating and reportable segment on a consolidated basis. Furthermore, the Company determined that the Chief Executive Officer is the Chief Operating Decision Maker (“CODM”) as the CEO is responsible for making decisions regarding the allocation of resources and assessing performance, as well as for strategic operational decisions and managing the organization at a consolidated level.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
Investments
Marketable Securities
The Company’s investments in marketable securities consisted of marketable equity securities. Marketable equity securities are publicly traded and have readily determinable fair values with changes in fair value recorded in Other income – net.
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
Realized and unrealized gains and losses or the Company's share of the investee's earnings or losses on non-marketable equity securities, including impairment losses, are recognized in Other income – net. Any dividends on equity method investments are recognized as a reduction of the investment's carrying value. Non-marketable equity securities and equity method investments are reported in Other assets.
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
Convertible Senior Notes
The Company accounts for each series of its convertible senior notes wholly as debt. The Company has not identified any material embedded features contained within its notes which would require bifurcation, and therefore, separate treatment as derivative instruments. As applicable, any debt discount and debt issuance costs incurred in connection with the issuance of the notes are recorded as a direct deduction from the carrying amount of the notes. These amounts are amortized to interest expense using the effective interest method over the expected term of the notes, or if applicable, to the earliest date the noteholder may exercise a put option. Upon conversion, the carrying amount of the notes, including any unamortized debt issuance costs and unamortized discounts, are reduced by cash paid, with any difference being reflected as a change in equity. No gain or loss will be recognized upon conversion. Upon extinguishment of any portion of the notes, the difference between the reacquisition price of the extinguished notes and the respective net carrying amount is recorded as a gain or loss in (Loss) gain on extinguishment

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
of debt in the consolidated statements of operations. See “Note 5 — Credit Facilities, Long-Term Debt, and Convertible Notes” for further details on the Company's notes.
Capped Calls
The Company purchased certain capped calls in connection with the issuance of the 2026 Notes (the “Capped Calls”) which it expected to reduce potential dilution from conversions of the 2026 Notes. The Capped Calls were determined to be freestanding financial instruments that met the criteria for classification in equity; as such, the Capped Calls were recorded as a reduction of additional paid-in capital within shareholders' equity and were not subsequently remeasured.
Escrow Receivable
Escrow receivable consists of proceeds from home resale held in escrow prior to such proceeds being remitted to the Company. The Company reviews the need for an allowance for credit losses quarterly based on historical collections experience, among other factors. As of December 31, 2025 and 2024, the Company did not record an allowance for credit losses and for the years ended December 31, 2025, 2024 and 2023, the Company did not have any material write-offs.
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
Warrant Dividends
Warrant dividends are accounted for in accordance with ASC 815, Derivative and Hedging. The warrants are classified as equity financial instruments as they are indexed to the Company’s common stock and require settlement in shares with no net cash settlement provisions. The Company records the issuance of the warrants to additional paid in capital on the consolidated balance sheets based on the fair value of the warrants. No fair value remeasurement of the warrants, as equity instruments, is required in subsequent periods.
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

	Year Ended December 31,
	2025	2024	2023
General and administrative	$—	$—	$1
Technology and development	4	7	9
Total impairment loss	$4	$7	$10

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
Other revenue consists primarily of title insurance and escrow services, and real estate broker commissions. These real estate services are provided in conjunction with home sales, and revenue is recognized consistent with home sales revenue, generally upon close of escrow.
No customers generated 10% or more of the Company’s total revenue in the years ended December 31, 2025, 2024 or 2023.
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
Sales, Marketing and Operations Expense
Sales, marketing and operations expense consists primarily of resale broker commissions, resale closing costs, holding costs related to real estate inventory including property taxes, insurance, utilities, homeowners association dues and maintenance, and expenses associated with product marketing, promotions and brand-building. Sales, marketing and operations expense also includes any headcount expenses in support of sales, marketing, and real estate inventory operations such as salaries, benefits, and stock-based compensation. These costs are expensed as incurred.
Advertising costs are expensed as incurred. For the years ended December 31, 2025, 2024, and 2023, expenses attributable to advertising totaled $47 million, $86 million, and $75 million, respectively.
General and Administrative Expense
General and administrative expense consists primarily of headcount expenses, including salaries, benefits and stock-based compensation for our executive, finance, human resources, legal and administrative personnel, third-party professional services fees and rent expense.
Technology and Development
Technology and development expense consists primarily of employee-related expenses for product development, design, data analytics and engineering, including salaries, benefits and stock-based compensation, as well as contractor and consultant fees, third-party software and hosting costs, and amortization of internally developed software.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
Stock-Based Compensation
Stock-based compensation awards consist of stock options, restricted stock units (“RSUs”), market condition restricted stock units (“market condition RSUs”) and shares issued pursuant the 2020 Employee Stock Purchase Plan (“ESPP”).
Stock Options
The Company has granted stock options with a service condition to vest, which is generally four years, and are generally exercisable over a maximum term of 10 years from the date of grant. Incentive stock options granted to a 10% shareholder are exercisable over a maximum term of five years from the date of grant. Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant. The Company records stock-based compensation expense for service-based stock options on a straight-line basis over the requisite service period. These amounts are reduced by forfeitures as they occur. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair value as of the grant date for stock options.
RSUs
The Company grants RSUs subject to a service condition to vest, which is generally two to four years. Compensation expense is recognized on a straight-line basis subject to a floor of the vested number of shares for each award. The Company determines the fair value of RSUs based on the Company’s grant date closing stock price and recognizes forfeitures as they occur. In the quarter ended March 31, 2024, the Company began granting RSUs to certain executive employees that contain a performance condition and service condition to vest. The Company reassesses the probability of achieving the performance condition at each reporting date during the performance period. If the award is deemed probable of being earned, compensation expense is recognized on an accelerated attribution basis over the requisite service period of the award, which is generally three years. If all, or a portion, of the award is not expected to be earned, the appropriate amount of previously recognized compensation expense is reversed and future compensation is adjusted accordingly.
Market Condition RSUs
The Company has granted certain employees dual-trigger RSUs with vesting conditions including both an applicable market condition as well as a service condition. As described in the share agreement, the applicable market condition is satisfied upon the Company's achievement of certain share price milestones, while the service condition is satisfied through continued service to the Company.
For market-condition RSUs, the Company determines the grant-date fair value utilizing Monte Carlo simulations, which incorporate various assumptions, including expected stock price volatility, contractual term, dividend yield, and stock price at grant date. The Company estimates the volatility of common stock on the date of grant based on the Company’s historical stock price volatility. As the Company had no history of dividend payments and had not declared any prospective dividends, a 0% dividend yield was assumed.
For stock-based compensation, each market condition is treated as an accounting unit and expense is recognized over the requisite service period with respect to each unit. The Company determines the requisite service period by comparing the derived service period to achieve the market-based condition and the explicit service-based period, if any, using the longer of the two service periods as the requisite service period.
ESPP
The Company recognizes stock-based compensation expense related to purchase rights granted pursuant to the 2020 ESPP on a straight-line basis over the offering period. The Company estimates the fair value of purchase rights granted under the ESPP using the Black-Scholes-Merton option-pricing model.
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
Recently Issued Accounting Standards
Recently Adopted Accounting Standards
In the year ended December 31, 2025, the Company adopted ASU 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This update requires enhanced income tax disclosures, including greater disaggregation in the rate reconciliation and additional information about income taxes paid. Specifically, ASU 2023‑09 requires public business entities to provide more detailed categories in the reconciliation of the statutory tax rate to the effective tax rate and to disclose income taxes paid disaggregated by federal, state, and foreign jurisdictions, as well as by individually significant jurisdictions. The guidance also requires disclosure of pre‑tax income (loss) and income tax expense (benefit) disaggregated between domestic and foreign operations. The Company applied the new guidance prospectively to the current annual period only. Adoption of ASU 2023‑09 did not have a material impact on the Company’s consolidated financial position or results of operations, but resulted in expanded income tax disclosures in the notes to the consolidated financial statements.
Recently Issued Accounting Standards Not Yet Adopted
In October 2023, the FASB issued ASU 2023-06 which is intended to clarify or improve disclosure and presentation requirements of a variety of topics. It will allow users to more easily compare entities subject to the U.S Securities and Exchange Commission’s (“SEC”) existing disclosures with those entities that were not previously subject to the requirements and align the requirements in the FASB accounting standard codification with the SEC’s regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, or if the SEC has not removed the applicable disclosure requirement by June 30, 2027, the amendment will not be effective for any entity. Early adoption is prohibited. The Company is currently assessing the impact on the Company's disclosures.

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
In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software, to modernize the outdated guidance for accounting for software costs by aligning the accounting with how software is developed today. This guidance is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2025-06 should be applied either prospectively, retrospectively, or utilizing a modified transition approach. The Company is currently assessing the impact on the Company's consolidated financial statements and disclosures.
In September 2025, the FASB issued ASU 2025-07. This update clarifies the application of derivative accounting to certain contracts and refines the guidance for share-based noncash consideration received from customers. Specifically, ASU 2025-07 introduces a scope exception for contracts that are not exchange-traded and whose underlying is tied to operations or activities specific to one party. It also clarifies that share-based noncash consideration from a customer should initially be accounted for under Topic 606 until the right to receive or retain such consideration becomes unconditional, at which point financial instruments guidance may apply. The effective date for the standard is for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2025-07 should be applied either prospectively or by utilizing a modified retrospective approach. The Company is currently assessing the impact on the Company's consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements. This update clarifies interim disclosure requirements and centralizes such requirements within Topic 270. Among other changes, ASU 2025‑11 introduces a disclosure principle requiring entities to provide information about significant events or changes since the end of the last annual reporting period that have a material impact, clarifies when duplicative annual disclosures may be omitted from interim reports, and aligns interim reporting requirements with applicable SEC guidance for registrants. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in ASU 2025‑11 should be applied prospectively. The Company is currently assessing the impact on the Company’s consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU 2025‑12, Codification Improvements. This update addresses shareholder suggestions on the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The amendments make codification updates to a broad range of topics arising from technical corrections, unintended application of the codification, clarifications and other minor improvements. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual periods. Early adoption is permitted and may be elected on an issue‑by‑issue basis. The amendments in ASU 2025‑12 are to be applied prospectively. The Company is currently assessing the impact on the Company’s consolidated financial statements and disclosures.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
2.REAL ESTATE INVENTORY
The following table presents the components of inventory, net of applicable inventory valuation adjustments of $20 million and $26 million as of December 31, 2025 and 2024, respectively (in millions):

	December 31, 2025	December 31, 2024
Work-in-progress	$249	$577
Finished goods:
Listed for sale	484	1,302
Under contract for sale	192	280
Total real estate inventory	$925	$2,159
As of December 31, 2025, the Company was in contract to purchase 710 homes for an aggregate purchase price of $248 million.
During the years ended December 31, 2025, 2024, and 2023, the Company recorded inventory valuation adjustments for real estate inventory of $57 million, $57 million, and $65 million, respectively, in Cost of revenue in the consolidated statements of operations.
3.CASH, CASH EQUIVALENTS, AND INVESTMENTS
The amortized cost, gross unrealized gains and losses, and fair value of cash, cash equivalents, and marketable securities as of December 31, 2025 and 2024, were as follows (in millions):

	December 31, 2025
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$86	$—	$—	$86	$86	$—
Money market funds	876	—	—	876	876	—
Total	$962	$—	$—	$962	$962	$—

	December 31, 2024
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$60	$—	$—	$60	$60	$—
Money market funds	611	—	—	611	611	—
Equity securities	8	—	—	8	—	8
Total	$679	$—	$—	$679	$671	$8
The Company had no marketable equity securities as of December 31, 2025. During the year ended December 31, 2024, the Company recognized $(7) million of net unrealized losses, in the consolidated statements of operations related to marketable equity securities held as of December 31, 2024.

A summary of non-marketable equity securities and equity method investment balances as of December 31, 2025 and 2024 were as follows (in millions):

	December 31, 2025	December 31, 2024
Equity method investments	$20	$20
Non-marketable equity securities	48	39
Total	$68	$59

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
No unrealized losses were recognized during the years ended December 31, 2025 and December 31, 2024 in the consolidated statements of operations related to non-marketable equity securities held as of December 31, 2025 and December 31, 2024, respectively.
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
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as of December 31, 2025 and 2024 (in millions):

	December 31, 2025	December 31, 2024
Assets
Restricted cash	$334	$81
Real estate inventory, net	916	2,141
Other(1)	7	14
Total assets	$1,257	$2,236
Liabilities
Non-recourse asset-backed debt	$1,120	$1,924
Other(2)	13	24
Total liabilities	$1,133	$1,948
________________
(1)Includes escrow receivable and other current assets.
(2)Includes accounts payable and other accrued liabilities and interest payable.
The creditors of the VIEs generally do not have recourse to the Company’s general credit solely by virtue of being creditors of the VIEs. However, certain of the financial covenants included in the inventory financing facilities to which the VIEs are party are calculated by reference to Opendoor Labs Inc. and its consolidated subsidiaries’ assets and liabilities. As a result, under certain circumstances, this may limit the Company’s flexibility to transfer assets from Opendoor subsidiaries to the Parent Company. See “Note 5 — Credit Facilities, Long-Term Debt, and Convertible Notes” for further discussion of the recourse obligations with respect to the VIEs.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
5.CREDIT FACILITIES, LONG-TERM DEBT, AND CONVERTIBLE NOTES
The following tables summarize certain details related to the Company's non-recourse asset-backed debt as of December 31, 2025 and 2024 (in millions, except interest rates):

		Outstanding Amount
December 31, 2025	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$—	$—	—%	June 25, 2027	June 25, 2027
Revolving Facility 2018-3	750	—	—	7.28%	December 11, 2028	December 11, 2028
Revolving Facility 2019-1	300	—	—	7.24%	February 18, 2027	February 18, 2027
Revolving Facility 2019-2	300	—	—	7.15%	October 2, 2026	October 1, 2027
Revolving Facility 2019-3	100	—	—	7.28%	April 5, 2027	April 3, 2028
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	400	—	100	6.03%	February 24, 2027	August 24, 2027
Term Debt Facility 2021-S2	52	52	—	3.57%	September 10, 2025	March 10, 2026
Term Debt Facility 2021-S3	1,000	—	625	3.75%	January 31, 2027	July 31, 2027
Total	$3,902	$52	$725
Issuance Costs		—	(3)
Carrying Value		$52	$722

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	$3,000	$—	$200	12.12%	February 25, 2028	February 25, 2029
Term Debt Facility 2022-M1	250	—	150	12.31%	January 31, 2027	November 1, 2027
Total	$3,250	$—	$350
Issuance Costs			(4)
Carrying Value			$346

Total Non-Recourse Asset-backed Debt	$7,152	$52	$1,068

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)

	Outstanding Amount
December 31, 2024	Current	Non-Current	Weighted Average Interest Rate
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$—	$—	—%
Revolving Facility 2018-3	182	—	8.00%
Revolving Facility 2019-1	—	—	—%
Revolving Facility 2019-2	—	—	—%
Revolving Facility 2019-3	—	—	8.13%
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	—	100	3.48%
Term Debt Facility 2021-S2	—	300	3.31%
Term Debt Facility 2021-S3	—	750	3.75%
Term Debt Facility 2022-S1	250	—	4.07%
Total	$432	$1,150
Issuance Costs	—	(7)
Carrying Value	$432	$1,143

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	$—	$200	10.00%
Term Debt Facility 2022-M1	—	150	10.00%
Total	$—	$350
Issuance Costs		(1)
Carrying Value		$349

Total Non-Recourse Asset-backed Debt	$432	$1,492
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
As of December 31, 2025, the Company had total borrowing capacity with respect to its non-recourse asset-backed debt of $7.2 billion. Borrowing capacity amounts under non-recourse asset-backed debt as reflected in the table above are in some cases not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. Any amounts repaid for senior term and mezzanine term debt facilities reduce total borrowing capacity as repaid amounts are not available to be reborrowed. As of December 31, 2025, the Company had committed borrowing capacity with respect to the Company’s non-recourse asset backed debt of $1.6 billion; this committed borrowing capacity is comprised of $400 million for senior revolving credit facilities, $777 million for senior term debt facilities, and $450 million for mezzanine term debt facilities.
The Company recognized $1 million, $2 million, and $9 million in loss on extinguishment of debt on the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, respectively, related to the Company’s voluntary partial early repayment of non-recourse asset-backed term debt facilities. The loss on extinguishment of debt for the

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
year ended December 31, 2025 was comprised of $1 million in write-offs of associated unamortized deferred costs that were previously capitalized. The loss on extinguishment of debt for the year ended December 31, 2024 was comprised of $2 million in write offs of associated unamortized deferred costs that were previously capitalized. The loss on extinguishment of debt for the year ended December 31, 2023 was comprised of $4 million in prepayment fees and $5 million in write offs of associated unamortized deferred costs that were previously capitalized.
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
Asset-backed Senior Term Debt Facilities
The Company classifies its senior term debt facilities as current or non-current liabilities on the Company’s consolidated balance sheets based on the applicable final maturity date.
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
The terms of these inventory financing facilities and related financing documents require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). Certain of these financial covenants are calculated by reference to Opendoor Labs Inc. and its consolidated subsidiaries’ assets and liabilities. As a result, under certain circumstances, this may limit the Company’s flexibility to transfer assets from Opendoor subsidiaries to the Parent Company. At December 31, 2025 and December 31, 2024, $200 million and $250 million, respectively, of the Company's net assets were restricted as they reflect minimum net asset requirements at Opendoor Labs Inc. As of December 31, 2025, the Company was in compliance with all financial covenants and no event of default had occurred.
Convertible Senior Notes
In August 2021, the Company issued 0.25% convertible senior notes due 2026 (the “2026 Notes”) and in May 2025, the Company issued 7.00% convertible senior notes due 2030 (the “2030 Notes”; collectively with the 2026 Notes, “Convertible

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
Senior Notes”). The following tables summarize certain details related to the Convertible Senior Notes (in millions, except interest rates):

December 31, 2025	Remaining Aggregate Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
2026 Notes	$135	$—	$135
2030 Notes	62	(4)	58
Total Convertible Senior Notes	$197	$(4)	$193

December 31, 2024	Remaining Aggregate Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
2026 Notes	$381	$(3)	$378
Total Convertible Senior Notes	$381	$(3)	$378

December 31, 2025	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	Semi-Annual Interest Payment Dates	Conversion Rate	Conversion Price
2026 Notes	August 15, 2026	0.25%	0.78%	February 15; August 15	53.7097	$19.23
2030 Notes	May 15, 2030	7.00%	9.48%	May 15; November 15	637.105	$1.57
2026 Notes
The 2026 Notes are convertible at the option of the holders of the 2026 Notes before February 15, 2026 only upon the occurrence of certain events. In addition, the holders of the 2026 Notes have the right to require the Company to repurchase all or part of their 2026 Notes if certain corporate events occur that constitute a fundamental change. Beginning on August 20, 2024, the Company has the option to redeem the 2026 Notes, in whole or in part, upon meeting certain conditions related to the price of the Company’s common stock. The redemption price will be paid in cash equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any. Beginning on February 15, 2026 and until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2026 Notes are convertible at any time at the election of each noteholder. The conversion rate and conversion price are subject to customary adjustments under certain circumstances. In addition, if certain corporate events that constitute a make-whole fundamental change occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. Upon conversion, the Company may satisfy its obligation by paying cash for the outstanding principal balance, and, a combination of cash and the Company’s common stock, at the Company’s election, for the remaining amount, if any, based on the applicable conversion rate. Refer to 2030 Notes section below for information regarding the extinguishment of certain 2026 Notes.
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
During the year ended December 31, 2025, the Company announced a Warrant Dividend, refer to “Note 11 – Shareholders’ Equity.” In lieu of participating in the Warrant Dividend, the conversion rate for the 2026 Notes was adjusted from 51.9926 to 53.7097.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
2030 Notes
In May 2025, the Company entered into privately negotiated transactions with certain holders of the 2026 Notes and new investors, pursuant to which the Company issued $325 million aggregate principal amount of 2030 Notes consisting of (i) $246 million aggregate principal amount of 2030 Notes issued in exchange for $246 million principal amount of 2026 Notes (the “Debt Exchange") and (ii) $79 million aggregate principal amount of 2030 Notes issued for cash. Such transactions resulted in gross cash proceeds of $75 million, excluding certain fees and other offering expenses, and represent an issue price of 95%. The Company accounted for the Debt Exchange of the 2026 Notes as a debt extinguishment and recorded $10 million of gain on debt extinguishment, included within the Company's consolidated statements of operations.
The 2030 Notes are convertible at the option of the holders of the 2030 Notes before November 15, 2029 only upon the occurrence of certain events. In addition, the holders of the 2030 Notes have the right to require the Company to repurchase all or part of their 2030 Notes (i) if certain corporate events occur that constitute a fundamental change or (ii) for a one-time optional repurchase on May 15, 2028. Beginning on May 22, 2028, the Company has the option to redeem the 2030 Notes, in whole or in part, upon meeting certain conditions related to the price of the Company's common stock. The redemption or repurchase price will be paid in cash equal to 100% of the principal amount of the 2030 Notes to be redeemed or repurchased, plus accrued and unpaid interest, if any. Beginning on November 15, 2029 and until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2030 Notes are convertible at any time at the election of each noteholder. The conversion rate and conversion price are subject to customary adjustments under certain circumstances. In addition, if certain corporate events that constitute a make-whole fundamental change occur, then the conversion rate will, under certain circumstances, be increased for a specified period of time. Upon conversion, the Company may satisfy its obligation by paying cash for the outstanding principal balance, and, a combination of cash and the Company's common stock, at the Company's election, for the remaining amount, if any, based on the applicable conversion rate.
The 2030 Notes become convertible during any calendar quarter if, during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days. This condition was met during the third and fourth quarter of 2025. Accordingly, the 2030 Notes became convertible at the option of the noteholders on October 1, 2025 and remain convertible through March 31, 2026 and are classified as a current liability in the consolidated balance sheets as of December 31, 2025.
In November 2025, the Company entered into share purchase agreements with a limited number of purchasers (together, the “Purchasers”), providing for the issuance and sale by the Company of an aggregate of 180,580,200 shares of common stock at a price of $6.56 per share (the “Registered Direct Offering”). Concurrent with the Registered Direct Offering, the Company entered into separate, privately negotiated transactions with the Purchasers, pursuant to which the Company agreed to repurchase an aggregate of approximately $264 million principal amount of the 2030 Notes for an aggregate repurchase price of approximately $1.2 billion, which the Company repurchased using the net proceeds from the Registered Direct Offering (the “Convertible Notes Repurchase”). On a net basis, the Company did not receive any proceeds from these transactions. The Company accounted for the transaction as a debt extinguishment by recognizing the difference between the reacquisition price of the debt and the net carrying amount of the retired 2030 Notes as loss on debt extinguishment. Accordingly, on the retirement date, the Company: (i) reduced the carrying value of the 2030 Notes by $264 million, (ii) reduced outstanding deferred issuance costs and original issuance discount by $16 million, (iii) incurred fees of $4 million and (iv) recorded $933 million of loss on debt extinguishment, included within the Company’s consolidated statements of operations. The outstanding principal balance of the 2030 Notes as of December 31, 2025 is $62 million.
The following table summarizes the interest expense related to the Convertible Senior Notes (in millions):

	Year Ended December 31,
	2025	2024	2023
Contractual interest	$12	$1	$2
Amortization of debt discount and issuance costs	6	2	3
Total Convertible Senior Notes interest expense	$18	$3	$5

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
In December 2024, the Company settled 75% of the Capped Calls and received cash of $2 million from certain counterparties, which was recognized as an increase in additional paid-in-capital. In August 2025, the Company settled the remaining outstanding Capped Calls and received cash of $1 million from certain counterparties, which was recognized as an increase in additional paid-in-capital.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
As of December 31, 2025, the Company did not have any assets or liabilities measured at fair value on a recurring basis. The following tables present the levels of the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of December 31, 2024 (in millions):

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
Fair Value of Financial Instruments
The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis (in millions):

	December 31, 2025
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$962	$962	$962	$—
Restricted cash	339	339	339	—
Liabilities:
Non-recourse asset-backed debt – current portion	$152	$152	$—	$152
Convertible senior notes – current portion	193	384	—	384
Non-recourse asset-backed debt – net of current portion	968	961	—	961

	December 31, 2024
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$671	$671	$671	$—
Restricted cash	92	92	92	—
Liabilities:
Non-recourse asset-backed debt – current portion	$432	$431	$—	$431
Non-recourse asset-backed debt – net of current portion	1,492	1,443	—	1,443
Convertible senior notes – net of current portion	378	336	—	336
7.PROPERTY AND EQUIPMENT
Property and equipment as of December 31, 2025 and 2024, consisted of the following (in millions):

	2025	2024
Internally developed software	$107	$106
Computers	3	9
Security systems	4	4
Office equipment	1	2
Furniture and fixtures	1	1
Software implementation costs	1	1
Total	117	123
Accumulated depreciation and amortization	(90)	(75)
Property and equipment – net	$27	$48
Depreciation and amortization expense of $31 million, $33 million, and $38 million was recorded for the years ended December 31, 2025, 2024 and 2023, respectively.

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
Components of lease costs for the years ended the December 31, 2025, 2024, and 2023, are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$4	$8	$11
Variable lease cost	—	1	1
Short-term lease cost	1	—	1
Sublease income	(1)	(1)	(2)
Net lease cost	$4	$8	$11
The following table presents supplemental lease information (in millions):

December 31,	2025	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$(4)	$(13)	$(14)
Right-of-use assets obtained in exchange for new or acquired lease liabilities	$3	$4	$1
In May 2025, the Company amended its Tempe, Arizona office lease to terminate the Company’s obligation with respect to a portion of the leased premises (“Partial Lease Termination”). The Partial Lease Termination resulted in a decrease of undiscounted, future lease payments of $10 million. The Company recognized a loss of $1 million, as a result of the reduction of right-of-use assets by $8 million and lease liabilities by $7 million, and an additional $2 million in other associated costs, both of which are recognized within Restructuring on the consolidated statements of operations. See “Note 20 — Restructuring” for further discussion. There were no other material lease modifications for the year ended December 31, 2025.
In December 2024, certain operating leases were terminated early by the Company, which resulted in a decrease of undiscounted, future lease payments of $8 million. These early terminations resulted in the reduction of right-of-use assets and lease liabilities of approximately $13 million. The Company paid $4 million in early termination fees associated with these leases and recognized $3 million in total lease termination costs which are recognized in Restructuring on the consolidated statements of operations. See “Note 20 — Restructuring” for further discussion.
The weighted average lease term and the weighted average discount rate are as follows:

December 31,	2025	2024
Weighted average remaining lease term for operating leases (in years)	4.5	5.5
Weighted average discount rate for operating leases	12.1%	13.2%

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
Maturity of operating lease liabilities as of December 31, 2025 are as follows (in millions):

2026	$2
2027	2
2028	2
2029	2
2030	1
Thereafter	—
Total undiscounted future cash flows	$9
Less: Imputed interest	2
Total lease liabilities	$7
9.GOODWILL AND INTANGIBLE ASSETS
For the years ended December 31, 2025 and 2024 there were no additions to goodwill and there was no impairment of goodwill.
As of December 31, 2025 and 2024, the Company had no remaining intangible assets subject to amortization. Amortization expense for intangible assets was $4 million and $7 million for the years ended December 31, 2024 and 2023, respectively.

10.ACCOUNTS PAYABLE AND OTHER ACCRUED LIABILITIES
Accounts payable and accrued liabilities as of December 31, 2025 and 2024, consisted of the following:

	2025	2024
Legal contingency accrual	$41	$23
Accrued expenses due to vendors	20	30
Accrued payroll and other employee related expenses	13	12
Accrued property and franchise taxes	3	8
Other	3	1
Accounts payable due to vendors	—	9
Accrued expenses and liabilities due to related parties	—	9
Total accounts payable and other accrued liabilities	$80	$92
11.SHAREHOLDERS’ EQUITY
Common Stock
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 3,000,000,000 shares of common stock with a par value of $0.0001 per share.
Preferred Stock
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue 100,000,000 shares of preferred stock having a par value of $0.0001 per share (“Opendoor Technologies Preferred Stock”). The Company’s board of directors has the authority to issue Opendoor Technologies Preferred Stock and to determine the rights, preferences, privileges and restrictions, including voting rights, of those shares. As of December 31, 2025, there were no shares of Opendoor Technologies Preferred Stock issued and outstanding.

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
Warrant Dividends
On November 6, 2025, the Company declared a special dividend in the form of warrants to the holders of record of our common stock (the “Warrants”), as of the close of business on November 18, 2025 (the “Record Date”). Pursuant to the terms of the warrant agreement, dated November 21, 2025, (the “2025 Warrant Agreement”), each holder of record of common stock on the Record Date received a series of three Warrants - Series K (OPENW), Series A (OPENL), and Series Z (OPENZ) - for every 30 shares of common stock held, rounded down to the nearest whole number. The Warrants are listed on the Nasdaq Stock Market LLC and commenced trading on November 24, 2025. At the time of issuance, each Warrant entitled the holder to purchase one share of common stock at exercise prices of $9.00 (Series K Warrant), $13.00 (Series A Warrant), and $17.00 (Series Z Warrant) per Warrant, subject to certain adjustments. The Warrants are initially exercisable only for cash; however, at the Company’s sole discretion, the exercise method may be changed to net exercise.
On November 21, 2025, 99,295,146 Warrants were issued and distributed to the holders of record of common stock and 2030 Notes as of the Record Date. The Company estimated the fair value of the Warrants using a Monte Carlo simulation model using the following key inputs: (i) the Company’s closing stock price on the Record Date: $7.52; (ii) Exercise Price: $9.00, $13.00 and $17.00; (iii) simulation term: one year; (iv) risk-free rate: 3.64% (v) expected dividend yield 0.0%; and (vi) volatility: 149.2%.
Under the terms of 2025 Warrant Agreement, the Warrants will expire and cease to be exercisable at 5:00 p.m. New York City time on November 20, 2026 (the “Expiration Date”) subject to the Early Expiration Price Condition (defined below).
Early Expiration Price Condition and Date for the Warrants
Upon the occurrence of the first 30 consecutive trading day period that includes 20 trading days on which the daily volume-weighted average price (“VWAP”) of a share of common stock is at least equal to 120% of the exercise price, subject to certain adjustments provided for in the 2025 Warrant Agreement (such occurrence, the “Early Expiration Price Condition”, and the last of such 20 trading days, the “Early Expiration Price Condition Date”), the Expiration Date of the Warrants would automatically accelerate to the date (the “Early Expiration Date”) that is the business day immediately following the Early Expiration Price Condition Date.
Warrants issued to Convertible Senior Notes’ holders
Under the terms of both the 2026 Notes and the 2030 Notes, the Company was required to either adjust the respective conversion ratio or issue Warrants to the holders of the notes. The conversion rate for the Company’s 2026 Notes was adjusted in accordance with the terms of the governing indenture for such notes. Refer to “Note 5 - Credit Facilities, Long Term Debt, and Convertible Notes” for the impact on the 2026 Notes conversion rate. In lieu of an adjustment to the conversion rate, holders of the Company’s 2030 Notes received Warrants, at the same time and on the same terms as holders of common stock, without having to convert such holder’s 2030 Notes, as if such holder held a number of shares of common stock, equal to the product of (i) the conversion rate applicable to the 2030 Notes in effect on the Record Date and (ii) the aggregate principal amount (expressed in thousands) of 2030 Notes held by such holder on the Record Date.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
12.SHARE-BASED AWARDS
2014 Stock Plan
Our 2014 Stock Plan (the “2014 Plan”), as last amended and approved by the board of directors on February 6, 2020, allowed the Company to grant up to 106,320,623 shares of common stock to employees, directors, and non-employees pursuant to awards of stock options, restricted stock or restricted stock units (“RSUs”) granted under the 2014 Plan. Upon the Closing, the remaining unallocated share reserve under the 2014 Plan was cancelled and no new awards will be granted under the 2014 Plan. Awards outstanding under the 2014 Plan were assumed by Opendoor Technologies upon the Closing and continue to be governed by the terms of the 2014 Plan. As of December 31, 2025, the only awards remaining under the 2014 Plan are unexercised stock options.
2020 Equity Incentive Plans
In connection with the close of the Business Combination, the Company adopted the 2020 Incentive Award Plan (the “2020 Plan”) under which 43,508,048 shares of common stock were initially reserved for issuance. The 2020 Plan allows for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents and other stock or cash based awards. The number of shares of the Company’s common stock available for issuance under the 2020 Plan automatically increases on the first day of each calendar year, beginning January 1, 2022 and ending on and including January 1, 2030, by the lesser of (a) a number equal to the excess (if any) of (1) 5% of the aggregate number of shares of common stock outstanding on the final day of the immediately preceding calendar year over (2) the number of shares of common stock then reserved for issuance under the 2020 Plan as of such date, and (b) such smaller number of shares determined by the Company’s board of directors. Pursuant to this automatic increase provision, as of December 31, 2025, 154,969,574 shares of common stock are reserved for issuance under the 2020 Plan.
In connection with the close of the Business Combination, the Company’s board of directors approved the 2020 Employee Stock Purchase Plan (“ESPP”), which was last amended on February 8, 2023. There are 5,438,506 shares of common stock initially reserved for issuance under the ESPP. The number of shares of the Company’s common stock available for issuance under the ESPP automatically increases on the first day of each calendar year, beginning January 1, 2022 and ending on and including January 1, 2030, by the lesser of (a) 1% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year and (b) such number of shares as is determined by the Company’s board of directors; provided that, no more than 54,385,060 shares may be issued under the ESPP. Pursuant to this automatic increase provision, as of December 31, 2025, 31,949,241 shares of common stock are reserved for issuance under the ESPP. For the twelve months ended December 31, 2025 and December 31, 2024, shares issued under the ESPP were 1,591,514 at a weighted average price of $1.09 per share and 3,133,493 at a weighted average price of $1.59 per share, respectively.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
Stock options and RSUs
A summary of the stock option activity for the year ended December 31, 2025, is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance – December 31, 2024	7,233	$2.51	2.4	$2
Exercised	(3,167)	2.17
Expired	(739)	3.34
Balance – December 31, 2025	3,327	2.65	2.1	$11
Exercisable – December 31, 2025	3,327	2.65	2.1	$11
Aggregate intrinsic value represents the difference between the exercise price of the options and the estimated fair value of the Company’s common stock. The total intrinsic value of options exercised for the years ended December 31, 2025, 2024, and 2023, was $14 million, $1 million, and $3 million, respectively.
A summary of the RSU activity for the year ended December 31, 2025, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested and outstanding – December 31, 2024	45,247	$2.77
Granted	41,275	2.87
Vested	(24,349)	2.72
Forfeited	(29,475)	2.20
Unvested and outstanding – December 31, 2025	32,698	$3.45
The total fair value of RSUs vested for the years ended December 31, 2025, 2024 and 2023 was $91 million, $92 million, and $112 million, respectively.
A summary of the market condition RSU activity for the year ended December 31, 2025, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested and outstanding – December 31, 2024	—	$—
Granted	101,418	8.36
Unvested and outstanding – December 31, 2025	101,418	$8.36

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
The fair value of market condition RSUs is estimated at the date of grant using a Monte Carlo simulation model. The following assumptions were applied in the model to estimate the grant date fair value of the awards.

Year Ended December 31, 2025
Volatility	110.0% - 110.5%
Risk-free rate	3.58% - 3.68%
Term (in years)	4.7 - 5
Expected dividend	$—
ESPP
The first offering period for the Company's 2020 ESPP began on March 1, 2022. The ESPP, pursuant to Internal Revenue Code Section 423, allows eligible participants to purchase shares using payroll deductions of up to 15% of their total compensation, subject to a $25,000 calendar year limitation on contributions. Prior to March 2023, the Company limited the maximum number of shares to be purchased in an offering period to 1,000 shares per employee, and each offering period was six months in duration. Beginning in March 2023, the maximum number of shares to be purchased in an offering period was increased to 10,000 shares per employee, 5,000 per purchase period, and each offering period is 12 months in duration, with two 6-month purchase periods. The ESPP allows eligible employees to purchase shares of the Company’s common stock at a 15% discount on the lower price of either (i) the offer period start date or (ii) the purchase date. The ESPP also includes a reset provision for the purchase price if the stock price on the purchase date is less than the stock price on the offering date. ESPP employee payroll contributions withheld as of December 31, 2025 and 2024 were $1 million and $1 million, respectively, and are included within Accounts payable and other accrued liabilities in the consolidated balance sheets. Payroll contributions withheld as of December 31, 2025 will be used to purchase shares at the end of the current ESPP purchase period ending on February 27, 2026.
The fair value of ESPP purchase rights is estimated at the date of grant using the Black-Scholes-Merton option-pricing valuation model. The following assumptions were applied in the model to estimate the grant-date fair value of the ESPP.

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Fair value	$0.46 - $3.16	$0.83 - $1.56	$0.64 - $2.13
Volatility	104.4% - 157.0%	88.7% - 121.1%	101.8% - 119.1%
Risk-free rate	3.82% - 4.31%	4.35% - 5.27%	5.06% - 5.47%
Expected life (in years)	0.5 - 1	0.5 - 1	0.5 - 1
Expected dividend	$—	$—	$—
The Company recognized stock-based compensation expense related to the ESPP of $1 million, $3 million, and $2 million during the years ended December 31, 2025, 2024, and 2023 respectively. As of December 31, 2025, total estimated unrecognized compensation expense related to the ESPP was $1 million. The unamortized compensation costs are expected to be recognized over the remaining term of the offering period of 0.4 years.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
Stock-based compensation expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function as presented in the consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
General and administrative	$142	$62	$63
Sales, marketing and operations	7	13	16
Technology and development	10	39	47
Total stock-based compensation expense	$159	$114	$126
For market condition awards, the Company recognized $103 million, $— million, $(4) million of compensation expense during the years ended December 31, 2025, 2024, and 2023 respectively. During the years ended December 31, 2025, 2024 and 2023 no market conditions were satisfied. The grant-date fair value for the market condition awards granted during the year ended December 31, 2025 was $848 million and is being recognized over a requisite service period ranging from one year to five years. As of December 31, 2025, there was $745 million of unamortized stock-based compensation costs related to unvested market condition RSUs. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.6 years.
As of December 31, 2025, there was $97 million of unamortized stock-based compensation costs related to unvested RSUs. The unamortized compensation costs are expected to be recognized over a weighted-average period of approximately 2.0 years.
13.WARRANTS
Marketing Warrants
On July 28, 2022, the Company entered into a warrant agreement with Zillow, Inc. (“Zillow”) in connection with a partnership arrangement that allows for Zillow to purchase up to 6 million shares of common stock that will vest in tranches (each, a “Tranche”) upon Zillow providing resale marketing services to the Company. Each Tranche will have an exercise price per share equal to the 30-day trailing VWAP of Opendoor common stock prior to the vesting date of that Tranche, subject to a $15 floor and $30 cap per share. After a Tranche has vested, the Tranche can be exercised via a cash payment or a cashless exercise; provided that the Company has the option to cash settle any exercise. The warrant expires in July 2027, subject to extension for an additional Tranche and early termination under limited circumstances. Zillow began providing marketing services under the partnership arrangement in March 2023. As of December 31, 2025, one Tranche of 300,000 shares of common stock underlying the warrant has vested, and none have been exercised.
Warrant Dividends
On November 6, 2025, the Company’s board of directors declared a distribution of Warrants to purchase shares of the Company’s common stock. See “Note 11 — Shareholders’ Equity” for additional information regarding the Warrant Dividends.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
14.INCOME TAXES
The following table summarizes components of loss before income taxes as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
Domestic	$(1,301)	$(393)	$(274)
Foreign	1	2	—
Loss before Income Taxes	$(1,300)	$(391)	$(274)
The following table summarizes the components of the Company’s provision for income taxes for the periods presented (in millions):

	Year Ended December 31,
	2025	2024	2023
Current income tax expense:
Federal	$—	$—	$—
State	—	1	1
Foreign	—	—	—
Total current income tax expense	—	1	1
Income Tax Provision	$—	$1	$1
For the years ended December 31, 2025, 2024, and 2023, the Company did not record any deferred federal and state income tax expense or benefit due to the full valuation allowance. Additionally, the Company’s foreign deferred expense or benefit was immaterial.
Effective Tax Rate
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows (in millions):

	Year Ended December 31,
	2025
U. S. Federal tax benefit at statutory rate	$(273)	21.0%
Change in valuation allowance, net	59	(4.5)
Nontaxable or nondeductible items:
Deduction limitation on executive compensation	27	(2.1)
Share-based compensation	(7)	0.5
Loss on debt extinguishment	194	(14.9)
Income Tax Expense	$—	—%

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before taxes prior to the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2024	2023
U. S. Federal tax benefit at statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	3.6	5.8
Non-deductible expenses and other	0.1	(1.1)
Share-based compensation	(3.2)	(6.6)
Deduction limitation on executive compensation	(0.2)	(0.5)
Impact of deconsolidation	(1.9)	—
Change in valuation allowance, net	(19.7)	(20.6)
Research and development credits	0.1	1.5
Effective tax rate	(0.2)%	(0.5)%
For the year ended December 31, 2025, the Company’s effective tax rate differs from the amount computed by applying the U.S. federal statutory and state income tax rates to net loss before income tax, primarily as the result of loss on debt extinguishment, stock-based compensation, and changes in the Company’s valuation allowance. For the years ended December 31, 2024 and 2023, the Company’s effective tax rate differs from the amount computed by applying the U.S. federal statutory and state income tax rates to net loss before income tax, primarily as the result of state income taxes, stock-based compensation, and changes in the Company’s valuation allowance.
In December 2021, the Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion Profit Shifting released Model Global Anti-Base Erosion rules (“Model Rules”) under Pillar Two. The Model Rules set forth the “common approach” for a Global Minimum Tax at 15 percent for multinational enterprises with a turnover of more than 750 million Euros. Certain aspects of Pillar Two were effective January 1, 2024 and other aspects were effective January 1, 2025. Various countries have adopted legislation and other countries are in the process of introducing legislation to implement Pillar Two. Pillar Two did not have a material impact on the Company’s consolidated financial position or results of operations.

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
Deferred Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income taxes purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024, are as follows (in millions):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Accruals and reserves	$14	$14
Inventory	15	25
Tax credits	49	49
Lease Liabilities	2	57
Section 174 capitalization	42	74
Goodwill	7	7
Net operating loss	743	633
Total deferred tax assets	872	859
Less: Valuation allowance	(868)	(795)
Deferred tax assets, net of valuation allowance	4	64
Deferred tax liabilities:
Depreciation and amortization	(2)	(7)
Right-of-use assets	(2)	(57)
Deferred tax liabilities	(4)	(64)
Net deferred tax assets and liabilities	$—	$—
A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized in a particular tax jurisdiction. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset. Due to the losses the Company generated in the current and prior years, the Company believes it is not more likely than not that all of the deferred tax assets can be realized for its U.S. federal and state deferred tax assets. Accordingly, the Company established and recorded a full valuation allowance on its net deferred tax assets of $868 million as of December 31, 2025 and a full valuation allowance on its net deferred tax assets of $795 million as of December 31, 2024. The valuation allowance increased by $73 million and $77 million for 2025 and 2024, respectively primarily as a result of current year losses.
As of December 31, 2025, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $3.0 billion and $2.4 billion, respectively, which will each begin to expire in 2034 if not utilized. For NOLs arising after December 31, 2017, the Tax Cuts and Jobs Act of 2017 limits a taxpayer’s ability to utilize NOL carryforwards to 80% of taxable income and can be carried forward indefinitely (carryback is generally prohibited). In the Company’s case, as of December 31, 2025, $2.9 billion of US. federal NOLs and $803 million of state NOLs have an unlimited carryover period. NOLs generated in tax years beginning before January 1, 2018 will not be subject to the taxable income limitation and will continue to have a two-year carryback and twenty-year carryforward period. Additionally, as of December 31, 2025, the Company had U.S. federal research tax credit carryforwards of $45 million that begin to expire in 2035. The Company also had state research tax credit carryforwards of $31 million with an indefinite carryforward period.
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
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law. The Act includes significant changes to the U.S. tax code, including restoration of immediate recognition of domestic research and development expenditures and reinstatement of 100% bonus depreciation for qualifying property. The Company has evaluated the impact of the Act on its consolidated financial statements, including the effects on its deferred tax assets and liabilities and has not identified any material impact on its Annual Report on Form 10-K for the calendar year ended December 31, 2025.
The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, effective January 1, 2025. The amendments were applied prospectively and did not have a material impact on the Company’s consolidated financial statements.
Unrecognized Tax Benefits
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in millions):

	Year Ended December 31,
	2025	2024	2023
Unrecognized tax benefits as of the beginning of the year	$23	$22	$20
Increase related to current year tax provisions	—	1	2
Unrecognized tax benefits as of the end of the year	$23	$23	$22
Due to the full valuation allowance at December 31, 2025, current adjustments to the unrecognized tax benefit will have no impact on the Company’s effective income tax rate. There would be an impact of $23 million to the effective tax rate if adjustments are made after the valuation allowance is released.
The Company’s policy is to recognize interest and penalties associated with uncertain tax benefits as part of the income tax provision and include accrued interest and penalties with the related income tax liability on the Company’s consolidated balance sheets. To date, the Company has not recognized nor accrued for any material interest and penalties in its consolidated statements of operations. The Company is subject to federal and state income taxes in the United States, and foreign income taxes in Canada and India. Due to the history of net operating losses, the Company is subject to U.S. federal, state and local examinations by tax authorities for all years since incorporation. As of December 31, 2025, the Company is not currently under any audits that would materially change the unrecognized tax benefits recorded.
The Company has not provided U.S. income or foreign withholding taxes on the undistributed earnings of its foreign subsidiaries as of December 31, 2025, because it intends to permanently reinvest such earnings outside of the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability will be immaterial, due to the participation exemption put in place under the Tax Cuts and Jobs Act of 2017.
The amount of cash income taxes paid by the Company during the year ended December 31, 2025 was immaterial.
15.NET LOSS PER SHARE
Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. During the periods when there is a net loss, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. No dividends, including preferred dividends, were declared, paid, or accumulated for the years ended December 31, 2025, 2024, or 2023.
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
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders for the years ended December 31, 2025, 2024, and 2023 (in millions, except share amounts which are presented in thousands, and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Basic and diluted net loss per share:
Numerator:
Net loss	$(1,300)	$(392)	$(275)
Denominator:
Weighted average shares outstanding – basic and diluted	766,531	699,457	657,111
Basic and diluted net loss per share	$(1.70)	$(0.56)	$(0.42)
There were no preferred dividends declared or accumulated for the period.
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Year Ended December 31,
	2025	2024	2023
Market condition RSUs	101,418	—	—
Common stock warrants	99,590	—	—
RSUs	32,698	45,247	60,896
Convertible Senior Notes	26,098	—	—
Options	3,327	7,233	7,820
Employee Stock Purchase Plan	794	2,185	1,992
Total anti-dilutive securities	263,925	54,665	70,708
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
Upon Deconsolidation, the Company recognized a $14 million gain in Other income – net in the consolidated statement of operations for the year ended December 31, 2024, which represented the fair value of the Company’s retained interest in Mainstay less the carrying value of Mainstay’s net assets and the Company’s liabilities due to Mainstay as of July 31, 2024. The Company’s retained interest in Mainstay as of July 31, 2024 of $39 million was recognized as a non-marketable equity security investment under ASC 321, Investment – Equity Securities. The investment is measured at fair value on a non-recurring basis, with the fair value initially determined as of the transaction date. There have been no indicators of impairment or other observable price changes since that date. The fair value on the transaction date was calculated using the option pricing

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
method utilizing a back-solve methodology to infer the total equity value based on the pricing of the Private Investment. See “Note 1. Description of Business and Accounting Policies – Investments.”
See “Note 17 — Related Parties” for further information on the Company’s ongoing relationship and transactions with Mainstay.
17.RELATED PARTIES
On September 10, 2025, the board of directors appointed Keith Rabois, Managing Director at Khosla Ventures and the Company’s co-founder as a Class I director of the Company and Eric Wu, the Company’s co-founder and former Chief Executive Officer and Chairman of the Board, as a Class III director of the Company, effective immediately. Concurrently with the election of directors, the Company entered into stock purchase agreements with Khosla Ventures Opportunity III, LP, Eric Wu, and a certain other purchaser. Pursuant to the terms of these respective purchase agreements, Khosla Ventures Opportunity III, LP purchased 5,263,158 shares of the Company’s common stock for an aggregate investment of $35 million in a PIPE offering, Eric Wu agreed to purchase 751,879 shares of common stock for an aggregate investment of $5 million in a PIPE offering, and a certain other purchaser agreed to purchase 150,375 shares of common stock for an aggregate investment of $1 million in a PIPE offering.
In connection with the PIPE offerings, the Company issued an aggregate of 6,165,412 shares of common stock for aggregate gross cash proceeds of approximately $41 million. The shares were issued in a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D thereunder, and were not registered under the Securities Act of 1933.
As of December 31, 2025, the retained interest in Mainstay was $48 million, which is presented in Other assets in the consolidated balance sheets. As of December 31, 2025, there have been no indicators of impairment or other observable price changes. As a result of the Company’s continued investment in Mainstay, transactions between the Company and Mainstay subsequent to the Deconsolidation are considered to be related-party transactions. Prior to the Deconsolidation, transactions between Mainstay and Opendoor were eliminated upon consolidation.

In connection with the Deconsolidation, the Company entered into a contractual agreement to provide Mainstay with certain transition administrative services for a limited period of time (“Transition Services”) and to fulfill certain funding obligations to be paid in the form of Mainstay Series A Preferred Stock at the original Series A Preferred Stock issuance price. Transition Services provided for the years ended December 31, 2025 and 2024 were $2 million and immaterial, respectively. In September 2025, the Company received $9 million of Series A Preferred Stock as consideration for the Transition Services and related funding requirements. The Company continued to fund bonuses for certain Mainstay employees, other than Mainstay Management, through November 2025. Amounts paid during the year ended December 31, 2025 and 2024 were $6 million and immaterial, respectively. Additionally, Mainstay provides property tax compliance services (“Property Tax Services”) and brokerage services (“Brokerage Services”) to the Company in the normal course of business, which were less than $1 million for the years ended December 31, 2025 and 2024.

Subsequent to the Deconsolidation, the Company has no compensation arrangements with the management of Mainstay who are responsible for directing the activities that most significantly impact the economics of Mainstay (“Mainstay Management”). As of the Deconsolidation, outstanding Opendoor RSUs held by Mainstay employees, other than Mainstay Management, were modified so that the service-based vesting requirement will be satisfied as long as the Mainstay employee continues to provide services to Mainstay (“Post Deconsolidation RSUs”). For the years ended December 31, 2025 and 2024, subsequent to Deconsolidation, 771,383 and 932,163 shares of common stock were issued to Mainstay employees for the settlement of RSUs, net of shares withheld for participant taxes. As of December 31, 2025, 43,110 RSUs remained unvested and outstanding.
In April 2025, the Company entered into an agreement with Mainstay to create Mainstay National Title LLC, which provides title and escrow services to institutional customers. The Company has a 25% interest in and provides certain services to Mainstay National Title LLC. The initial investment is recognized as an equity method investment under ASC 323, Investments – Equity Method and Joint Ventures. As of December 31, 2025 the carrying value of the equity method investment was $1 million and is presented in Other assets on the consolidated balance sheets. During the year ended December 31, 2025,

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
the Company recognized revenue of $9 million presented within the consolidated statement of operations related to services provided to Mainstay National Title LLC.
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
The table below highlights the Company’s reportable segment’s expenses and net loss for the years ended December 31, 2025, 2024, and 2023 (in millions):

	Year Ended December 31,
	2025	2024	2023
Revenue	$4,371	$5,153	$6,946
Less:
Cost of revenue	(4,021)	(4,720)	(6,459)
Direct selling costs(1)	(123)	(132)	(197)
Holding costs(2)	(71)	(58)	(116)
Advertising and other marketing expense(3)	(47)	(90)	(80)
Operations(4)	(56)	(74)	(80)
Fixed operating expense(5)	(142)	(209)	(259)
CEO make-whole provision(6)	(5)	—	—
Stock-based compensation	(56)	(114)	(126)
Stock-based compensation for market conditions RSUs	(103)	—	—
Interest expense	(131)	(133)	(211)
Interest income	39	53	106
Other(7)	(955)	(68)	201
Net loss	$(1,300)	$(392)	$(275)
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

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(6)In connection with the appointment of the Company's new Chief Executive Officer in September 2025, the Company granted two make-whole awards related to compensation forfeited from his former employer. The awards consist of (i) a $15 million cash award and (ii) a restricted stock unit award with a grant date value of $15 million. Both awards vest nine months after his start date, contingent upon his continued service as Chief Executive Officer through the vesting date, and are expensed over the requisite service period. The CEO make-whole provision adjustment reflects only the expense associated with the cash make-whole award. The expense associated with the restricted stock unit make-whole award is included in the stock-based compensation line item presented separately in the reconciliation above.
(7)Other segment income (expenses) are primarily made up of (loss) gain on extinguishment of debt, depreciation and amortization, gain on deconsolidation, net, restructuring and amortization of stock-based compensation capitalized to internally developed software. This also includes the elimination of holding costs incurred in prior periods on homes sold in the periods presented, and includes holding costs incurred in the current period on homes remaining in inventory at period end.
19. COMMITMENTS AND CONTINGENCIES
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
On October 7, 2022 and November 22, 2022, purported securities class action lawsuits were filed in the United States District Court for the District of Arizona, captioned Alich v. Opendoor Technologies Inc., et al. (Case No. 2:22-cv-01717-JFM) (“Alich”) and Oakland County Voluntary Employee’s Beneficiary Association, et al. v. Opendoor Technologies Inc., et al. (Case No. 2:22-cv-01987-GMS) (“Oakland County”), respectively. The lawsuits were consolidated into a single action, captioned In re Opendoor Technologies Inc. Securities Litigation (Case No. 2:22-CV-01717-MTL). The consolidated amended complaint named as defendants the Company, SCH, certain of the Company’s current and former officers and directors and the underwriters of a securities offering the Company made in February 2021. The complaint alleged that the Company and certain officers violated Section 10(b) of the Exchange Act and SEC Rule 10b-5, and that the Company, SCH, certain officers and directors and the underwriters violated Section 11 of the Securities Act, in each case by making materially false or misleading statements related to the effectiveness of the Company’s pricing algorithm. The plaintiffs also alleged that certain defendants violated Section 20(a) of the Exchange Act and Section 15 of the Securities Act, respectively, which provide for control person liability. The complaint asserted claims on behalf of all persons and entities that purchased, or otherwise acquired, Company common stock between December 21, 2020 and November 3, 2022 or pursuant to offering documents issued in connection with our business combination with SCH and the secondary public offering conducted by the Company in February 2021. The defendants filed motions to dismiss on June 30, 2023, which the court granted on February 27, 2024 without prejudice. On May 14, 2024, the court granted plaintiffs’ motion for reconsideration of certain portions of the court’s order dismissing the complaint. The court’s orders on the motion to dismiss and motion for reconsideration dismissed all Exchange Act claims and Securities Act claims except for a portion of plaintiffs’ claims brought under Section 11 and Section 15 of the Securities Act. The plaintiffs and the defendant participated in a mediation in February 2025. On March 26, 2025, the Company reached an agreement in principle with the plaintiffs to resolve all claims against all defendants in the consolidated action on a class-wide basis for an amount within the limits of insurance coverage. The Company recorded a liability reflecting the proposed settlement amount and a corresponding asset reflecting estimated insurance recoveries. On June 13, 2025, the Company executed a Stipulation and Agreement of Settlement memorializing the terms and conditions of the settlement. The same day, the plaintiffs filed a motion with the court for preliminary approval of the settlement. On October 21, 2025, the court granted

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
the preliminary approval motion and scheduled a final settlement approval hearing for January 6, 2026. On January 6, 2026, the Court issued an order providing final approval for the settlement and entered final judgment dismissing all claims with prejudice.
On March 1, 2023, and March 15, 2023, shareholder derivative lawsuits were filed in the United States District Court for the District of Arizona, captioned Carlson v. Rice, et al. (Case No. 2:23-cv-00367-GMS) and Van Dorn v. Wu, et al. (Case No. 2:23-cv-00455-DMF), respectively, which were subsequently consolidated into a single action, captioned Carlson v. Rice (Case No. 2:23-CV-00367-GMS). Plaintiffs voluntarily dismissed the matter on June 22, 2023, and thereafter re-filed complaints in the Court of Chancery of the State of Delaware, captioned Carlson v. Rice, et al. (Case No. 2023-0642) and Van Dorn v. Rice, et al. (Case No. 2023-0643). The cases were consolidated into a single action, captioned Opendoor Technologies Inc. Stockholder Derivative Litigation (Case No. 2023-0642). On June 29, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of Delaware, captioned Juul v. Wu, et al. (Case No. 1:23-cv-00705-UNA). On October 13, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of Delaware, captioned Woods, et al. v. Bain, et al. (Case No. 1:23-cv-01158-UNA). On October 18, 2023, a shareholder derivative lawsuit was filed in the United States District Court for the District of Arizona, captioned Gera v. Palihapitiya, et al. (Case No. 2:23-cv-02164-SMB). The complaints in each of the derivative actions that were filed were based on facts and circumstances related to In re Opendoor Technologies Inc. Securities Litigation. The plaintiffs brought claims against certain current and former directors and officers of the Company for breach of fiduciary duty and alleged violations of the Exchange Act, including Section 10(b) and Rule 10b-5 and Section 14(a) and Rule 14a-9. A global mediation of all of these shareholder derivative lawsuits was held on February 7, 2025. The parties agreed in principle that Opendoor would adopt certain corporate governance reforms as part of a potential global resolution of the shareholder derivative lawsuits and in exchange for a full release of claims. On June 27, 2025, the Company executed a Stipulation of Settlement memorializing the terms and conditions of the settlement. The same day, the plaintiff in the Gera action filed a motion with the court for preliminary approval of the settlement. The payment of any court-approved attorneys’ fees and costs was to be funded by proceeds from applicable insurance policies. The Company recorded a liability reflecting the proposed settlement amount and a corresponding asset reflecting estimated insurance recoveries. On September 11, 2025, the court issued an order granting preliminary approval of the settlement. On November 25, 2025, the Court issued an order providing final approval for the settlement and a release of all claims against all defendants, and entered final judgment dismissing all claims in the Gera action with prejudice. Stipulations of dismissal were subsequently filed in each of the other derivative actions pending in Delaware state and federal court.
20.RESTRUCTURING
Restructuring costs for ongoing employee benefit arrangements, inclusive of statutory requirements, are recognized in accordance with ASC 712, Compensation - Non-retirement Post-employment Benefits when it becomes probable that an obligation has been incurred and the amount can be reasonably estimated. If applicable, the Company recognizes restructuring costs over the terminated employees’ remaining service period. The liabilities for restructuring costs are recognized in Accounts payable and other accrued liabilities on the consolidated balance sheets.
In 2023, the Company initiated workforce reductions, impacting approximately 680 employees. The Company provided post-employment benefits to impacted employees for a total expense of approximately $14 million. Payments related to this workforce reduction were substantially completed as of December 31, 2023.
In 2024, the Company began a series of cost-reduction and organizational streamlining efforts (the “Transformation Initiatives”). On November 7, 2024, the Company announced a workforce reduction of approximately 300 employees as part of a reorganization aimed at prioritizing strategic growth and driving long-term efficiencies. The Company provided post-employment benefits to impacted employees for a total cash cost of approximately $10 million. In addition to the workforce reduction, during the year ended December 31, 2024, the Company incurred $3 million of costs related to the early termination of certain leases, and incurred $4 million in expenses associated with other activities related to the Company’s cost reduction efforts. Payments related to the Transformation Initiatives began in December 2024 and were substantially completed as of December 31, 2025.
In 2025, the Company incurred restructuring costs in connection with the Transformation Initiatives including workforce reductions affecting approximately 125 employees. These actions resulted in $6 million of expenses from post-employment benefits and other cost reduction efforts. In addition to the workforce reduction, the Company incurred $4 million of costs

OPENDOOR TECHNOLOGIES INC.
Notes to Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
related to the early termination of certain leases. Payments related to the Transformation Initiatives were substantially completed as of December 31, 2025.
The following table presents the activity of the restructuring liability (in millions):

Balance-December 31, 2022	$4
Additions charged to expense	14
Cash payments	(15)
Balance-December 31, 2023	3
Additions charged to expense	17
Cash payments	(13)
Balance-December 31, 2024	7
Additions charged to expense(1)	10
Cash payments	(16)
Balance-December 31, 2025	$1
________________
(1)Inclusive of $1 million in non-cash activity associated with lease termination costs.
21.SUBSEQUENT EVENTS
The Company has evaluated the impact of events that have occurred subsequent to December 31, 2025, through the date the consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these consolidated financial statements and related notes, the Company has determined that there are no material subsequent events that would require recognition or disclosure.
******

OPENDOOR TECHNOLOGIES INC.

Schedule I
(PARENT COMPANY ONLY)
CONDENSED FINANCIAL INFORMATION
CONDENSED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Other current assets	$43	$21
Total current assets	43	21
Intangibles - net	—	—
Investment in subsidiaries	1,197	1,093
TOTAL ASSETS	$1,240	$1,114
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$42	$23
Convertible senior notes - current portion	193	—
Total current liabilities	235	23
Convertible senior notes - net of current portion	—	378
Total liabilities	235	401
Shareholders’ equity:
Common stock, $0.0001 par value; 3,000,000,000 shares authorized; 957,245,487 and 719,990,121 shares issued, respectively; 957,245,487 and 719,990,121 shares outstanding, respectively	—	—
Additional paid-in capital	6,038	4,438
Accumulated deficit	(5,033)	(3,725)
Accumulated other comprehensive loss	—	—
Total shareholders’ equity	1,005	713
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,240	$1,114

See accompanying note to condensed financial statements.

OPENDOOR TECHNOLOGIES INC.

Schedule I
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF OPERATIONS
(In millions)

	Year Ended December 31,
	2025	2024	2023
Operating expenses:
General and administrative	$7	$14	$8
Total operating expenses	7	14	8
Loss from operations	(7)	(14)	(8)
(Loss) gain on extinguishment of debt	(923)	—	225
Interest expense	(17)	(3)	(5)
(Loss) income before income taxes	(947)	(17)	212
Income tax expense	—	—	—
Earnings of subsidiaries	(353)	(375)	(487)
Net loss	$(1,300)	$(392)	$(275)

See accompanying note to condensed financial statements.

OPENDOOR TECHNOLOGIES INC.

Schedule I
(PARENT COMPANY ONLY)
CONDENSED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,300)	$(392)	$(275)
Adjustments to reconcile net loss to cash, cash equivalents used in operating activities:
Earnings of subsidiaries	353	375	487
Depreciation and amortization, net of accretion	5	2	3
Loss (gain) on early extinguishment of debt	923	—	(225)
Interest payable	—	—	(1)
Other	1	—	2
Changes in operating assets and liabilities:
Other assets	(22)	(20)	—
Accounts payable and other accrued liabilities	17	22	—
Net cash used in operating activities	(23)	(13)	(9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in subsidiary	(1,515)	(5)	(4)
Distribution from subsidiary	1,223	11	370
Net cash (used in) provided by investing activities	(292)	6	366
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of discount	75	—	—
Repurchase of convertible senior notes	(1,176)	—	(362)
Settlement of Capped Calls related to convertible senior notes	1	2	—
Proceeds from exercise of stock options	4	—	3
Proceeds from issuance of common stock for ESPP	2	5	2
Proceeds from PIPE offering	41	—	—
Proceeds from the issuance of common stock under at-the-market offering, net	198	—	—
Issuance of common stock in connection with the repurchase of convertible notes	1,184	—	—
Payment of loan origination fees and debt issuance costs	(8)
Payment for early extinguishment of debt	(4)
Other financing activity	(2)	—	—
Net cash provided by (used in) financing activities	315	7	(357)
NET INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—
CASH AND CASH EQUIVALENTS - Beginning of year	—	—	—
CASH AND CASH EQUIVALENTS - End of year	$—	$—	$—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid during the period for interest	$12	$1	$3
DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Principal value of 2026 Notes extinguished in Debt Exchange	$(246)	$—	$—
Principal value of 2030 Notes issued in Debt Exchange	$246	$—	$—
See accompanying note to condensed financial statements.

OPENDOOR TECHNOLOGIES INC.

Schedule I
(PARENT COMPANY ONLY)
Notes to Condensed Financial Statements
1.INTRODUCTION AND BASIS OF PRESENTATION
The accompanying condensed financial statements, including the note thereto, should be read in conjunction with the consolidated financial statements and notes thereto of Opendoor Technologies Inc. found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. For purposes of these condensed financial statements, the Company’s wholly-owned subsidiaries are accounted for using the equity method of accounting.

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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level as of December 31, 2025.
Management's Annual Report on Internal Control Over Financial Reporting
Management, under the supervision of our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting as required by the Sarbanes-Oxley Act of 2002 and as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Our management evaluated the design and operating effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2025, which is included below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Opendoor Technologies Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Opendoor Technologies Inc. and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 19, 2026, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP
San Francisco, California
February 19, 2026

OPENDOOR TECHNOLOGIES INC.
Item 9B. Other Information.
(a)     None.
(b)     Securities Trading Arrangements of Directors and Executive Officers
Rule 10b5-1 Trading Plans
The following table describes contracts, instructions or written plans for the sale or purchase of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” by our directors or executive officers during the three-month period ended December 31, 2025.

Trading Arrangement
	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Maximum Shares to be Sold	Expiration Date
Shrisha Radhakrishna (Chief Technology & Product Officer and former President)(3)	Adopt	11/26/2025	X		2,861,250(4)	12/1/2026
______________
(1)Intended to satisfy the affirmative defense of Rule 10b5-1(c)
(2)Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
(3)As of December 10, 2025, Mr. Radhakrishna is no longer an officer as defined in Rule 16a-1.
(4)At the time of adoption, the maximum number of shares that could be sold was unknown. The Rule 10b5-1 trading arrangement contemplated, as of the adoption date, the sale of up to 2,826,250 shares of common stock subject to RSUs previously granted to Mr. Radhakrishna that will vest or vested at various dates between November 15, 2025 and November 15, 2026, 35,000 shares held directly by Mr. Radhakrishna, as well as an unknown number of shares to be purchased in the future pursuant to the Company’s Employee Stock Purchase Plan. The aggregate number of Mr. Radhakrishna’s RSU shares that will be available for sale under the plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards.
Rule 10b5-1 Sell to Cover Instruction Letter
On November 11, 2025, Ms. Christina Schwartz, our Chief Financial Officer and former interim Chief Financial Officer, entered into a 10b5-1 Instruction Letter (the “Instructions”) with respect to all RSUs granted or to be granted to her under the Company’s equity plans or any successor plans, in order to instruct the broker(s) chosen by the Company to sell shares of common stock in order to satisfy any tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards. The Instructions are intended to satisfy the affirmative defense of Rule 10b5-1(c). The aggregate number of shares to be sold under the Instructions is not determinable and there is no set expiration date for the Instructions.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

OPENDOOR TECHNOLOGIES INC.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following information with respect to our board of directors and executive officers is presented as of February 19, 2026:

Name	Age	Position at Opendoor Technologies Inc.	Principal Employment
Kaz Nejatian	43	Chief Executive Officer & Director	Same
Christy Schwartz	47	Chief Financial Officer	Same
Lucas Matheson	47	President	Same
Giang Nguyen (LeGrice)	44	Chief Operating Officer	Same
Keith Rabois	56	Chairman	Managing Director of Khosla Ventures
Eric Feder	55	Lead Independent Director	President of LENX, LLC
Adam Bain	52	Director	Co-Managing Partner, 01 Advisors
David Benson	66	Director	Former President of Fannie Mae
Dana Hamilton	57	Director	Former Head of Real Estate of Pretium Partners LLC
Eric Wu	43	Director	Co-founder and Co-CEO of NavigateAI
In December 2025, our headquarters moved from 410 N. Scottsdale Road, Suite 1000, Tempe, AZ 85288 to 1295 West Washington Street, Suite 115, Tempe, AZ 85288. Any communications from stockholders, including recommendations of nominees to the Company’s board of directors, should be sent to our new headquarters at 1295 West Washington Street, Suite 115, Tempe, AZ 85288.
Other information required by this item will be included in our definitive proxy statement for our 2026 annual meeting of stockholders to be filed by us with the SEC within 120 days after the end of our fiscal year ended December 31, 2025 (the “Proxy Statement”) and is incorporated herein by reference.
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
3.Exhibits †
The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit No.		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1		Certificate of Incorporation of Opendoor Technologies Inc.	8-K	001-39253	3.1	12/18/2020
3.2		Amended and Restated Bylaws of Opendoor Technologies Inc.	8-K	001-39253	3.1	01/24/2023
4.1		Specimen Common Stock Certificate of Opendoor Technologies Inc.	S-4/A	333-249302	4.5	11/06/2020
4.2		Warrant to Purchase Shares of Common Stock of Opendoor Technologies Inc., dated July 28, 2022, to Zillow, Inc.	8-K	001-39253	99.2	08/05/2022
4.3		Indenture, dated as of August 20, 2021, between Opendoor Technologies Inc. and U.S. Bank National Association, as trustee	8-K	001-39253	4.1	08/24/2021
4.4		Indenture, dated as of May 16, 2025, between Opendoor Technologies Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-39253	4.1	05/19/2025
4.5		Form of 7.000% Convertible Senior Notes due 2030.	8-K	001-39253	Exhibit A to 4.1	05/19/2025
4.6		Warrant Agreement (including Form of Warrant), dated November 21, 2025, by and between the Company and Equiniti Trust Company, LLC, as Warrant Agent.	8-K	001-39253	4.1	11/21/2025
4.7		Description of Securities					*
10.1		Amended and Restated Registration Rights Agreement, dated December 18, 2020, by and among the Company, SCH Sponsor II LLC, certain former stockholders of Opendoor Labs Inc., Cipora Herman, David Spillane and ChaChaCha SPAC B, LLC, Hedosophia Group Limited and 010118 Management, L.P.	8-K	001-39253	10.14	12/18/2020
10.2	#	Form of Indemnification Agreement	8-K	001-39253	10.1	12/18/2020
10.3	#	Opendoor Labs Inc. 2014 Stock Plan	S-4	333-249302	10.18	10/05/2020

OPENDOOR TECHNOLOGIES INC.

Exhibit No.		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.4	#	Form of Notice of Restricted Stock Unit Grant and RSU Terms and Conditions Under 2014 Stock Plan	S-4	333-249302	10.19	10/05/2020
10.5	#	Form of Notice of Stock Option Grant and Stock Option Agreement under 2014 Stock Plan	S-4/A	333-249302	10.20	11/25/2020
10.6	#	Opendoor Technologies Inc. 2020 Incentive Award Plan	8-K	001-39253	10.3	12/18/2020
10.7	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2020 Incentive Award Plan	8-K	001-39253	99.1	04/02/2021
10.8	#	Form of Option Agreement under the 2020 Incentive Award Plan	10-Q	001-39253	10.1	11/10/2021
10.9	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Canada) under 2020 Incentive Award Plan	10-Q	001-39253	10.1	08/11/2021
10.10	#	Opendoor Technologies Inc. Amended and Restated 2020 Employee Stock Purchase Plan (effective as of February 8, 2023)	10-K	001-39253	10.15	02/23/2023
10.11	#	Form of Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement under 2020 Incentive Award Plan	10-Q	001-39253	10.2	05/02/2024
10.12	#	Offer Letter Agreement, dated as of September 3, 2020, by and between Opendoor Labs Inc. and Carrie Wheeler	S-4/A	333-249302	10.32	11/27/2020
10.13	#	Amendment of Letter Agreement, dated as of December 1, 2022, by and between Opendoor Technologies Inc. and Carrie Wheeler	10-K	001-39253	10.22	02/23/2023
10.14	#	Opendoor Technologies Inc. Non-Employee Director Compensation Policy					*
10.15	#	Opendoor Technologies Inc. Executive Severance Plan	10-Q	001-39253	10.1	05/02/2024
10.16	#	Change in Control Letter Agreement, dated as of January 31, 2022, by and between Opendoor Technologies Inc. and Carrie Wheeler	10-Q	001-39253	10.3	05/05/2022
10.17	#	Opendoor Technologies Inc. 2022 Inducement Award Plan	S-8	333-266877	99.1	08/15/2022
10.18	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement Under 2022 Inducement Award Plan	S-8	333-266877	99.2	08/15/2022
10.19	#	Form of Stock Option Grant Notice and Stock Option Agreement Under 2022 Inducement Award Plan	S-8	333-266877	99.3	08/15/2022
10.20	#	Offer Letter Agreement, dated as of September 30, 2024, by and between Opendoor Labs Inc. and Selim Freiha	10-Q	001-39253	10.1	11/07/2024
10.21	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (India) under 2020 Incentive Award Plan	10-K	001-39253	10.32	02/23/2023
10.22	#	Offer Letter Agreement dated as of July 10, 2022, by and between Opendoor Labs Inc. and Sydney Schaub	10-Q	001-39253	10.2	05/04/2023
10.23	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (India) Under 2022 Inducement Award Plan	10-K	001-39253	10.31	02/15/2024
10.24	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Canada) Under 2022 Inducement Award Plan	10-K	001-39253	10.32	02/15/2024
10.25	#	Form of Director Offer Letter	10-K	001-39253	10.34	02/27/2025
10.26		Form of Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement under 2020 Incentive Plan (2025)	10-Q	001-39253	10.2	05/06/2025

OPENDOOR TECHNOLOGIES INC.

Exhibit No.		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.27	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under 2020 Incentive Award Plan (Global Addendum)	10-Q	001-39253	10.3	05/06/2025
10.28		Form of Exchange and Subscription Agreement for 7.000% Convertible Senior Notes due 2030 of Opendoor Technologies Inc.	8-K	001-39253	10.1	05/09/2025
10.29	#	Offer Letter Agreement, dated as of September 10, 2024, by and between Opendoor Labs Inc. and Shrisha Radhakrishna	10-Q	001-39253	10.1	11/06/2025
10.30	#	Amendment of Offer Letter Agreement, dated as of August 26, 2025, by and between Opendoor Labs Inc. and Shrisha Radhakrishna	10-Q	001-39253	10.2	11/06/2025
10.31	#	Offer Letter Agreement, dated as of September 10, 2025, by and between Opendoor Labs Inc. and Kaz Nejatian	10-Q	001-39253	10.3	11/06/2025
10.32	#	Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement by and between Opendoor Technologies Inc. and Kaz Nejatian	10-Q	001-39253	Exhibit A to 10.3	11/06/2025
10.33	#	Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement (First Sign-On PSU Award) by and between Opendoor Technologies Inc. and Kaz Nejatian	S-8	333-290224	4.4	09/12/2025
10.34	#	Performance Restricted Stock Unit Grant Notice and Performance Restricted Stock Unit Agreement (Second Sign-On PSU Award) by and between Opendoor Technologies Inc. and Kaz Nejatian	S-8	333-290224	4.5	09/12/2025
10.35	#	Offer Letter Agreement, dated as of September 18, 2025, by and between Opendoor Labs Inc. and Christy Schwartz	10-Q	001-39253	10.7	11/06/2025
10.36	#	Advisory Agreement, dated as of August 15, 2025, by and between Opendoor Technologies Inc. and Carrie Wheeler	10-Q	001-39253	10.8	11/06/2025
10.37		Form of Share Purchase Agreement, dated November 6, 2025, by and between Opendoor Technologies Inc. and the Purchasers listed on Schedule A thereto.	8-K	001-39253	10.1	11/06/2025
10.38	#	Offer Letter Agreement, dated as of September 23, 2025 by and between Opendoor Labs Inc. and Giang Nguyen.					*
10.39	#	Offer Letter Agreement, dated as of December 12, 2025 by and between Opendoor Operations Canada Inc. and Lucas Matheson.					*
10.40	#	Offer Letter Agreement, dated as of December 12, 2025 by and between Opendoor Labs Inc. and Christy Schwartz.					*
10.41	#	Offer Letter Agreement, dated as of December 22, 2025 by and between Opendoor Labs Inc. and Giang Nguyen.					*
19.1		Insider Trading and Trading Window Policy					*
21.1		List of subsidiaries of Opendoor Technologies Inc.					*
23.1		Consent of Deloitte & Touche LLP					*
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*

OPENDOOR TECHNOLOGIES INC.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
97.1	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-39253	97.1	02/15/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document.					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*
________________
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.
†    Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
Item 16. Form 10-K Summary.
None.

OPENDOOR TECHNOLOGIES INC.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OPENDOOR TECHNOLOGIES INC.

Date:	February 19, 2026	By:	/s/ Kaz Nejatian

			Name:	Kaz Nejatian
			Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kaz Nejatian	Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2026
Kaz Nejatian
/s/ Christy Schwartz	Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2026
Christy Schwartz
/s/ Adam Bain	Director	February 19, 2026
Adam Bain
/s/ David Benson	Director	February 19, 2026
David Benson
/s/ Eric Feder	Director	February 19, 2026
Eric Feder
/s/ Dana Hamilton	Director	February 19, 2026
Dana Hamilton
/s/ Keith Rabois	Director	February 19, 2026
Keith Rabois
/s/ Eric Wu	Director	February 19, 2026
Eric Wu