Form 10-Q
period 2026-03-31
Opendoor Technologies Inc.
filed 2026-05-07
CIK 1801169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s common stock outstanding as of April 30, 2026 was approximately 964,736,632.

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
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding: current and future health and stability of the real estate housing market and general economy; volatility of mortgage interest rates; changes in resale clearance rates and expectations regarding future behavior of consumers and partners; the health and status of our financial condition; our liquidity position; anticipated future results of operations or financial performance; priorities of the Company to achieve future financial and business goals; impacts to our business from political and regulatory activity, including recent trade policies, tariffs and geopolitical conflict; the likelihood of offer acceptance among high-quality homes in response to refinements to our spread policy; our ability to continue to effectively navigate the markets in which we operate; anticipated future and ongoing impacts and benefits of acquisitions, partnership channel expansions, product innovations and other business decisions; health of our balance sheet to weather ongoing market transitions and any expectation to quickly re-scale in the future upon market stabilization; our ability to adopt an effective approach to manage economic and industry risk, as well as inventory health, including by improving the quality of homes in our portfolio and supporting faster sell-through; our expectations with respect to the future success of our partnerships; our business strategy and plans, including plans to grow market share; market opportunity and expansion and objectives of management for future operations, including statements regarding the benefits and timing of the roll out of new products or technology, including our mortgage product, and our expectations regarding improving customer experience and unit economics through such mortgage product; and the expected diversification of funding sources, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “might,” “opportunity,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strategy,” “strive,” “target,” “vision,” “will,” or “would,” any negative of these words or other similar terms or expressions may identify forward-looking statements. The absence of these words does not mean that a statement is not forward-looking.
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
•our ability to manage our liquidity and capital resources and access sources of capital, including our ability to satisfy the obligations of our outstanding convertible notes, our ability to conduct debt and equity financings to support our real estate inventories;
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
•the impact of pending or any future litigation or regulatory actions; and
•the other important factors described in the “Risk Factors” section of this Quarterly Report on Form 10-Q and in Part I. Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”).
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

		March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$999	$962
Restricted cash		68	339
Escrow receivable		10	4
Real estate inventory, net		1,139	925
Other current assets ($1 and $0 carried at fair value)		26	69
Total current assets		2,242	2,299
PROPERTY AND EQUIPMENT – Net		25	27
RIGHT OF USE ASSETS		8	8
GOODWILL		3	3
OTHER ASSETS		71	70
TOTAL ASSETS	(1)	$2,349	$2,407
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities		$53	$80
Non-recourse asset-backed debt – current portion		68	52
Convertible senior notes – current portion		193	193
Interest payable		2	1
Lease liabilities – current portion		1	1
Total current liabilities		317	327
NON-RECOURSE ASSET-BACKED DEBT – Net of current portion		1,070	1,068
LEASE LIABILITIES – Net of current portion		6	6
OTHER LIABILITIES		2	1
Total liabilities	(2)	1,395	1,402
COMMITMENTS AND CONTINGENCIES (See Note 15)
SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 3,000,000,000 shares authorized; 963,283,777 and 957,245,487 shares issued, respectively; 963,283,777 and 957,245,487 shares outstanding, respectively		—	—
Additional paid-in capital		6,160	6,038
Accumulated deficit		(5,206)	(5,033)
Accumulated other comprehensive loss		—	—
Total shareholders’ equity		954	1,005
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$2,349	$2,407
________________
(1)The Company’s consolidated assets at March 31, 2026 and December 31, 2025 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $63 and $334; Real estate inventory, net, $1,134 and $916; Escrow receivable, $10 and $4; Other current assets, $5 and $3; and Total assets of $1,212 and $1,257, respectively.
(2)The Company’s consolidated liabilities at March 31, 2026 and December 31, 2025 include the following liabilities for which the VIE creditors generally do not have recourse to Opendoor: Accounts payable and other accrued liabilities, $15 and $12; Current portion of non-recourse asset-backed debt, $68 and $52; Interest payable, $1 and $1; Non-recourse asset-backed debt, net of current portion, $1,070 and $1,068; and Total liabilities, $1,154 and $1,133, respectively. See “Note 4. Variable Interest Entities” for additional information regarding our VIEs.
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are presented in thousands, and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
REVENUE	$720	$1,153
COST OF REVENUE	648	1,054
GROSS PROFIT	72	99
OPERATING EXPENSES:
Sales, marketing and operations	70	98
General and administrative	137	33
Technology and development	24	21
Restructuring	—	3
Total operating expenses	231	155
LOSS FROM OPERATIONS	(159)	(56)
LOSS ON EXTINGUISHMENT OF DEBT	(1)	—
INTEREST EXPENSE	(23)	(33)
OTHER INCOME – Net	10	4
LOSS BEFORE INCOME TAXES	(173)	(85)
INCOME TAX EXPENSE	—	—
NET LOSS	$(173)	$(85)
Net loss per share attributable to common shareholders:
Basic	$(0.18)	$(0.12)
Diluted	$(0.18)	$(0.12)
Weighted-average shares outstanding:
Basic	959,332	723,542
Diluted	959,332	723,542

See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
NET LOSS	$(173)	$(85)
OTHER COMPREHENSIVE INCOME:
Unrealized gain on marketable securities	—	—
COMPREHENSIVE LOSS	$(173)	$(85)
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except number of shares)
(Unaudited)

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE–December 31, 2025	957,245,487	$—	$6,038	$(5,033)	$—	$1,005
Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	5,316,693	—	—	—	—	—
Issuance of common stock upon exercise of warrants	1,411	—	—	—	—	—
Exercise of stock options	111,106	—	—	—	—	—
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	609,080	—	1	—	—	1
Stock-based compensation	—	—	121	—	—	121
Net loss	—	—	—	(173)	—	(173)
BALANCE–March 31, 2026	963,283,777	$—	$6,160	$(5,206)	$—	$954

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE–December 31, 2024	719,990,121	$—	$4,438	$(3,725)	$—	$713
Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	5,873,511	—	1	—	—	1
Exercise of stock options	28,483	—	—	—	—	—
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	943,339	—	1	—	—	1
Stock-based compensation	—	—	15	—	—	15
Net loss	—	—	—	(85)	—	(85)
BALANCE–March 31, 2025	726,835,454	$—	$4,455	$(3,810)	$—	$645
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(173)	$(85)
Adjustments to reconcile net loss to cash, cash equivalents, and restricted cash used in operating activities:
Depreciation and amortization	8	10
Amortization of right of use asset	—	1
Stock-based compensation	120	14
Inventory valuation adjustment	9	13
Changes in fair value of equity securities	—	3
Other	3	—
Origination of mortgage loans held for sale	(1)	—
Loss on extinguishment of debt	1	—
Changes in operating assets and liabilities:
Escrow receivable	(6)	(14)
Real estate inventory	(221)	(212)
Other assets	42	(16)
Accounts payable and other accrued liabilities	(29)	8
Interest payable	1	—
Lease liabilities	—	(1)
Net cash used in operating activities	(246)	(279)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4)	(4)
Proceeds from sales, maturities, redemptions and paydowns of marketable securities	—	6
Net cash (used in) provided by investing activities	(4)	2
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock for ESPP	1	1
Proceeds from non-recourse asset-backed debt	68	576
Principal payments on non-recourse asset-backed debt	(53)	(362)
Payment of loan origination fees and debt issuance costs	—	(8)
Net cash provided by financing activities	16	207
NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(234)	(70)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – Beginning of period	1,301	763
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	$1,067	$693
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid during the period for interest	$20	$31
DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation expense capitalized for internally developed software	$1	$1
RECONCILIATION TO CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$999	$559
Restricted cash	68	134
Cash, cash equivalents, and restricted cash	$1,067	$693
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)

1.DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES
Description of Business
Opendoor Technologies Inc. (the “Company” and “Opendoor”) including its consolidated subsidiaries and certain variable interest entities (“VIEs”), is a leading e-commerce platform for residential real estate transactions. By leveraging its centralized digital platform, Opendoor is working towards a future that enables sellers and buyers of residential real estate to experience a simple and certain transaction that is dramatically improved from the traditional process. The Company was incorporated in Delaware on December 30, 2013.
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements as of March 31, 2026 and December 31, 2025 and for the three month periods ended March 31, 2026 and 2025 include the accounts of Opendoor, its wholly owned subsidiaries and VIEs where the Company is the primary beneficiary. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements herein. Certain prior-period amounts in the accompanying notes have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on the Company’s condensed consolidated financial statements.
The accompanying interim condensed consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) filed on February 19, 2026.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that have a material impact on the amounts reported in the financial statements and accompanying notes. Significant estimates, assumptions and judgments made by management include, among others, share-based awards and inventory valuation adjustments. Management believes that the estimates and judgments upon which management relies are reasonable based upon information available to management at the time that these estimates and judgments are made. To the extent there are material differences between these estimates, assumptions and judgments and actual results, the carrying values of the Company’s assets and liabilities and the results of operations will be affected. The health of the residential housing market and interest rate environment have introduced additional uncertainty with respect to judgments, estimates, and assumptions, which may materially impact the estimates previously listed, among others.
Significant Risks and Uncertainties
The Company operates in a dynamic industry and, accordingly, can be affected by a variety of factors. For example, the Company believes that changes in any of the following factors could have a significant negative effect on the Company in terms of its future financial position, results of operations or cash flows: its rates of revenue growth; its ability to manage inventory; engagement and usage of its products; the effectiveness of its investment of resources to pursue strategies; competition in its market; the stability of the residential real estate market; the impact of interest rate changes on demand for and pricing of its products and on the cost of capital; its ability to leverage artificial intelligence (“AI”) to drive operational efficiency; impacts to its business from political and regulatory activity, including trade policies and potential increased tariffs; changes in technology,

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
products, markets or services by the Company or its competitors; its ability to maintain or establish relationships with listings and data providers; its ability to obtain or maintain licenses and permits to support its current and future businesses; actual or anticipated changes to its products and services; changes in government regulation affecting its business; the outcomes of legal proceedings; natural disasters and catastrophic events, such as pandemics or epidemics; scaling and adaptation of existing technology and network infrastructure; its management of its growth; its ability to attract and retain qualified employees and key personnel; its ability to successfully integrate and realize the benefits of its past or future strategic acquisitions or investments; the protection of customers’ information and other privacy concerns; the protection of its brand and intellectual property; and intellectual property infringement and other claims, among other things.
Concentrations of Credit Risk
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents, and restricted cash. The Company places cash and cash equivalents with major financial institutions, which management assesses to be of high credit quality, in order to limit the Company’s exposure to potential losses.
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 1. Description of Business and Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the three-month period ended March 31, 2026, except as noted below.
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

	Three Months Ended March 31,
	2026	2025
Technology and development	$3	$—
Total impairment loss	$3	$—
Recently Issued Accounting Standards
Recently Adopted Accounting Standards
For the three months ended March 31, 2026, the Company did not adopt any material new accounting standards.
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
In December 2025, the FASB issued ASU 2025‑11, Interim Reporting (Topic 270): Narrow‑Scope Improvements. This update clarifies interim disclosure requirements and centralizes such requirements within Topic 270. Among other changes, ASU 2025‑11 introduces a disclosure principle requiring entities to provide information about significant events or changes since the end of the last annual reporting period that have a material impact, clarifies when duplicative annual disclosures may be omitted from interim reports, and aligns interim reporting requirements with applicable SEC guidance for registrants. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in ASU 2025‑11 should be applied prospectively. The Company is currently assessing the impact on the Company’s condensed consolidated financial statements and disclosures.
In December 2025, the FASB issued ASU 2025‑12, Codification Improvements. This update addresses shareholder suggestions on the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The amendments make codification updates to a broad range of topics arising from technical corrections, unintended application of the codification, clarifications, and other minor improvements. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual periods. Early adoption is permitted and may be elected on an issue‑by‑issue basis. The amendments in ASU 2025‑12 are to be applied prospectively. The Company is currently assessing the impact on the Company’s condensed consolidated financial statements and disclosures.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
2.REAL ESTATE INVENTORY
The following table presents the components of inventory, net of applicable inventory valuation adjustments of $15 million and $20 million, as of March 31, 2026 and December 31, 2025, respectively (in millions):

	March 31, 2026	December 31, 2025
Work in progress	$251	$249
Finished goods:
Listed for sale	592	484
Under contract for sale	296	192
Total real estate inventory	$1,139	$925
As of March 31, 2026, the Company was in contract to purchase 1,939 homes for an aggregate purchase price of $641 million.
During the three months ended March 31, 2026 and 2025, the Company recorded valuation adjustments for real estate inventory of $9 million and $13 million, respectively, in Cost of revenue in the condensed consolidated statements of operations.
3.CASH, CASH EQUIVALENTS, AND INVESTMENTS
The amortized cost, gross unrealized gains and losses, and fair value of cash and cash equivalents, as of March 31, 2026 and December 31, 2025, were as follows (in millions):

	March 31, 2026
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
Cash	$150	$—	$—	$150	$150
Money market funds	849	—	—	849	849
Total	$999	$—	$—	$999	$999

	December 31, 2025
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
Cash	$86	$—	$—	$86	$86
Money market funds	876	—	—	876	876
Total	$962	$—	$—	$962	$962

A summary of equity method investments and non-marketable equity securities as of March 31, 2026 and December 31, 2025 were as follows (in millions):

	March 31, 2026	December 31, 2025
Equity method investments	$20	$20
Non-marketable equity securities	48	48
Total	$68	$68
No losses, whether from impairment or other observable price changes, were recognized in the condensed consolidated statements of operations for both the three months ended March 31, 2026 and 2025 related to non-marketable equity securities held as of those dates.

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
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as of March 31, 2026 and December 31, 2025 (in millions):

	March 31, 2026	December 31, 2025
Assets
Restricted cash	$63	$334
Real estate inventory, net	1,134	916
Other(1)	15	7
Total assets	$1,212	$1,257
Liabilities
Non-recourse asset-backed debt	$1,138	$1,120
Other(2)	16	13
Total liabilities	$1,154	$1,133
________________
(1)Includes escrow receivable and other current assets.
(2)Includes accounts payable and other accrued liabilities and interest payable.
The creditors of the VIEs generally do not have recourse to the Company’s general credit solely by virtue of being creditors of the VIEs. However, certain of the financial covenants included in the inventory financing facilities to which the VIEs are party are calculated by reference to Opendoor Labs Inc. and its consolidated subsidiaries’ assets and liabilities. As a result, under certain circumstances, this may limit the Company’s flexibility to transfer assets from Opendoor subsidiaries to the Parent Company. See “Note 5. Credit Facilities, Long-Term Debt, and Convertible Notes” for further discussion of the recourse obligations with respect to the VIEs.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
5.CREDIT FACILITIES, LONG-TERM DEBT, AND CONVERTIBLE NOTES
The following tables summarize certain details related to the Company's non-recourse asset-backed debt as of March 31, 2026 and December 31, 2025 (in millions, except interest rates):

		Outstanding Amount
March 31, 2026	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$—	$—	—%	June 25, 2027	June 25, 2027
Revolving Facility 2018-3	750	—	—	—%	December 11, 2028	December 11, 2028
Revolving Facility 2019-1	300	—	—	—%	February 18, 2027	February 18, 2027
Revolving Facility 2019-2	300	68	—	6.54%	October 2, 2026	October 1, 2027
Revolving Facility 2019-3	100	—	—	—%	April 5, 2027	April 3, 2028
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	400	—	100	6.43%	February 24, 2027	August 24, 2027
Term Debt Facility 2021-S2	—	—	—	3.57%	September 10, 2025	April 10, 2026
Term Debt Facility 2021-S3	1,000	—	625	3.75%	January 31, 2027	July 31, 2027
Total	$3,850	$68	$725
Issuance Costs		—	(2)
Carrying Value		$68	$723

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	3,000	—	200	12.50%	February 25, 2028	February 25, 2029
Term Debt Facility 2022-M1	250	—	150	12.50%	January 31, 2027	November 1, 2027
Total	$3,250	$—	$350
Issuance Costs			(3)
Carrying Value			$347

Total Non-Recourse Asset-backed Debt	$7,100	$68	$1,070

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)

	Outstanding Amount
December 31, 2025	Current	Non-Current	Weighted Average Interest Rate
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$—	$—	—%
Revolving Facility 2018-3	—	—	7.28%
Revolving Facility 2019-1	—	—	7.24%
Revolving Facility 2019-2	—	—	7.15%
Revolving Facility 2019-3	—	—	7.28%
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	—	100	6.03%
Term Debt Facility 2021-S2	52	—	3.57%
Term Debt Facility 2021-S3	—	625	3.75%
Term Debt Facility 2022-S1	—	—	—%
Total	$52	$725
Issuance Costs	—	(3)
Carrying Value	$52	$722

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	$—	$200	12.12%
Term Debt Facility 2022-M1	$—	$150	12.31%
Total	$—	$350
Issuance Costs		(4)
Carrying Value		$346

Total Non-Recourse Asset-backed Debt	$52	$1,068
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
As of March 31, 2026, the Company had total borrowing capacity with respect to its non-recourse asset-backed debt of $7.1 billion. Borrowing capacity amounts under non-recourse asset-backed debt as reflected in the table above are in some cases not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. Any amounts repaid for senior term and mezzanine term debt facilities reduce total borrowing capacity as repaid amounts are not available to be reborrowed. As of March 31, 2026, the Company had committed borrowing capacity with respect to the Company’s non-recourse asset-backed debt of $1.5 billion; this committed borrowing capacity is comprised of $400 million for senior revolving credit facilities, $725 million for senior term debt facilities, and $350 million for mezzanine term debt facilities.

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
Borrowings under the senior term debt facilities accrue interest at a fixed rate or at a floating rate based on SOFR, plus a margin. The Company’s senior term debt facilities may include upfront issuance costs that are capitalized as part of the facilities' respective carrying values. These facilities are fully prepayable at any time but may be subject to certain customary prepayment penalties.
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
The terms of these inventory financing facilities and related financing documents require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). Certain of these financial covenants are calculated by reference to Opendoor Labs Inc. and its consolidated subsidiaries’ assets and liabilities. As a result, under certain circumstances, this may limit the Company’s flexibility to transfer assets from Opendoor subsidiaries to the Parent Company. At March 31, 2026 and December 31, 2025, $200 million and $200 million, respectively, of the Company’s net assets were restricted as they reflect minimum net asset requirements at Opendoor Labs Inc. As of March 31, 2026, the Company was in compliance with all financial covenants and no event of default had occurred.
Convertible Senior Notes
In August 2021, the Company issued 0.25% convertible senior notes due 2026 (the “2026 Notes”) and in May 2025, the Company issued 7.00% convertible senior notes due 2030 (the “2030 Notes”; collectively with the 2026 Notes, “Convertible Senior Notes”). The following tables summarize certain details related to the Convertible Senior Notes (in millions, except interest rates):

March 31, 2026	Remaining Aggregate Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
2026 Notes	$135	$—	$135
2030 Notes	62	(4)	58
Total Convertible Senior Notes	$197	$(4)	$193

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)

December 31, 2025	Remaining Aggregate Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
2026 Notes	$135	$—	$135
2030 Notes	62	(4)	58
Total Convertible Senior Notes	$197	$(4)	$193

March 31, 2026	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	Semi-Annual Interest Payment Dates	Conversion Rate	Conversion Price
2026 Notes	August 15, 2026	0.25%	0.78%	February 15; August 15	53.7097	$19.23
2030 Notes	May 15, 2030	7.00%	9.48%	May 15; November 15	637.105	$1.57
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
2030 Notes
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
The 2030 Notes become convertible during any calendar quarter if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 of the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. This condition was first met during the quarter ended September 30, 2025, and has been met in each subsequent quarter through March 31, 2026. Accordingly, the 2030 Notes became convertible at the option of the noteholders on October 1, 2025, remain convertible through June 30, 2026 and are classified as a current liability in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.
The following table summarizes the interest expense related to the Convertible Senior Notes (in millions):

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Contractual interest	$1	$—
Amortization of debt discount and issuance costs	1	1
Total Convertible Senior Notes interest expense	$2	$1
6.FAIR VALUE DISCLOSURES
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.
Following is a discussion of the fair value hierarchy used for assets and liabilities recorded at fair value on a recurring and nonrecurring basis and for estimating fair value for financial instruments not recorded at fair value.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
As of December 31, 2025, the Company did not have any assets or liabilities measured at fair value on a recurring basis. The following table presents the levels of the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of March 31, 2026 (in millions):

March 31, 2026	Balance at Fair Value	Level 1	Level 2	Level 3
Other current assets:
Mortgage loans held for sale	$1	$—	$1	$—
Total assets	$1	$—	$1	$—

Fair Value of Financial Instruments
The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis (in millions):

	March 31, 2026
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$999	$999	$999	$—
Restricted cash	68	68	68	—
Liabilities:
Non-recourse asset-backed debt	$1,138	$1,130	$—	$1,130
Convertible senior notes	193	357	—	357

	December 31, 2025
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$962	$962	$962	$—
Restricted cash	339	339	339	—
Liabilities:
Non-recourse asset-backed debt	$1,120	$1,113	$—	$1,113
Convertible senior notes	193	384	—	384

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
7.PROPERTY AND EQUIPMENT
Property and equipment as of March 31, 2026 and December 31, 2025, consisted of the following (in millions):

	March 31, 2026	December 31, 2025
Internally developed software	$103	$107
Computers	4	3
Security systems	4	4
Office equipment	1	1
Furniture and fixtures	1	1
Software implementation costs	1	1
Total	114	117
Accumulated depreciation and amortization	(89)	(90)
Property and equipment – net	$25	$27
Depreciation and amortization expense of $6 million and $8 million was recorded for the three months ended March 31, 2026 and 2025, respectively.
8.GOODWILL AND INTANGIBLE ASSETS
For the three months ended March 31, 2026 and the year ended December 31, 2025, there were no additions to and no impairment of goodwill.
As of March 31, 2026 and December 31, 2025, the Company had no remaining intangible assets subject to amortization. There was no amortization expense recognized on the condensed consolidated statements of operations for both the three months ended March 31, 2026 and 2025.

9.SHARE-BASED AWARDS
Stock options and RSUs
A summary of the stock option activity for the three months ended March 31, 2026, is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance-December 31, 2025	3,327	$2.65	2.1	$11
Exercised	(111)	2.55
Expired	(5)	0.79
Balance-March 31, 2026	3,211	$2.66	1.9	$6
Exercisable-March 31, 2026	3,211	$2.66	1.9	$6

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
A summary of the RSU activity for the three months ended March 31, 2026, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested and outstanding-December 31, 2025	32,698	$3.45
Granted	7,448	5.14
Vested	(5,323)	2.02
Forfeited	(2,577)	3.72
Unvested and outstanding-March 31, 2026	32,246	$4.05

A summary of the market condition RSU activity for the three months ended March 31, 2026, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested and outstanding-December 31, 2025	101,418	$8.36
Granted	2,899	4.42
Unvested and outstanding-March 31, 2026	104,317	$8.25
The market condition awards granted during the three months ended March 31, 2026 have requisite service periods ranging from 6 months to five years. The fair value of market condition RSUs is estimated at the date of grant using a Monte Carlo simulation model, with assumptions consistent with those disclosed in “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 12. Share-based Awards,” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Three Months Ended March 31,

Stock-based compensation expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function as presented in the condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025
General and administrative	$110	$9
Sales, marketing and operations	2	2
Technology and development	8	3
Total stock-based compensation expense	$120	$14
The Company recognized $105 million of compensation expense related to market condition awards during the three months ended March 31, 2026, with no comparable expense during the three months ended March 31, 2025. As of March 31, 2026 there was $654 million of unamortized stock-based compensation costs related to unvested market condition RSUs, which are expected to be recognized over a weighted-average period of approximately 2.3 years. As of March 31, 2026 and December 31, 2025, no market conditions were satisfied.
As of March 31, 2026, there was $109 million of unamortized stock-based compensation costs related to unvested RSUs, which are expected to be recognized over a weighted-average period of approximately 2.1 years.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
10.WARRANTS
Marketing Warrants
On July 28, 2022, the Company entered into a warrant agreement with Zillow, Inc. (“Zillow”) in connection with a partnership arrangement that allows for Zillow to purchase up to 6 million shares of common stock that will vest in tranches (each, a “Tranche”) upon Zillow providing resale marketing services to the Company. As of March 31, 2026, one Tranche of 300,000 shares of common stock underlying the warrant has vested, with an exercise price of $15 per share, and none have been exercised.
Warrant Dividends
On November 6, 2025, our board of directors declared a distribution of a dividend in the form of warrants to purchase shares of our common stock. On November 21, 2025, a total of 99,295,146 Warrants were issued and distributed to the holders of record of common stock and 2030 Notes as of the November 18, 2025 record date. There was no material activity during the three months ended March 31, 2026 related to the Warrant Dividends. Refer to “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 11. Shareholders’ Equity,” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding the Warrant Dividends.
11.INCOME TAXES
The Company's tax provision and the resulting effective tax rate for interim periods are determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter.
The Company’s provision for income taxes, which consisted of state taxes in the United States and foreign income taxes in Canada and India was $0.1 million for the three months ended March 31, 2026 with an effective tax rate of (0.06)%. The Company's provision for income taxes was $0.2 million for the three months ended March 31, 2025 with an effective tax rate of (0.24)%. The effective tax rate differs from the U.S. statutory tax rate primarily due to the recording of a full valuation allowance against the net deferred tax assets.
The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets by jurisdiction. Based on the Company’s history of operating losses, including a three-year cumulative loss position, the Company believes that based on the weight of available evidence, it is more likely than not that all of the deferred tax assets in the U.S. will not be realized and recorded a full valuation allowance of its federal and state net deferred tax assets as of March 31, 2026 and December 31, 2025.
In December 2021, the Organization for Economic Co-operation and Development Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules (“Model Rules”) under Pillar Two. The Model Rules set forth the “common approach” for a Global Minimum Tax at 15 percent for multinational enterprises with a turnover of more than 750 million Euros. Certain aspects of Pillar Two were effective January 1, 2024 and other aspects were effective January 1, 2025. Various countries have adopted legislation and other countries are in the process of introducing legislation to implement Pillar Two. Pillar Two did not have a material impact on the Company’s consolidated financial statements as of March 31, 2026.
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law. The Act includes significant changes to the U.S. tax code, including restoration of immediate recognition of domestic research and development expenditures and reinstatement of 100% bonus depreciation for qualifying property. The Company has evaluated the impact of the Act on its condensed consolidated financial statements, including the effects on its deferred tax assets and liabilities and has not identified any material impact on its condensed consolidated financial statements.
12.NET LOSS PER SHARE
Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. During the

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
periods when there is a net loss, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. No dividends, including preferred dividends, were declared, paid, or accumulated for the three months ended March 31, 2026 or 2025.
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
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders for the three months ended March 31, 2026 and 2025 (in millions, except share amounts which are presented in thousands, and per share amounts):

	Three Months Ended March 31,
	2026	2025
Basic and diluted net loss per share:
Numerator:
Net loss	$(173)	$(85)
Denominator:
Weighted average shares outstanding – basic and diluted	959,332	723,542
Basic and diluted net loss per share	$(0.18)	$(0.12)
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended March 31,
	2026	2025
Market Condition RSUs	104,317	—
Common Stock Warrants	99,589	—
RSUs	32,246	45,741
Convertible Senior Notes	27,456	—
Options	3,211	7,023
Employee Stock Purchase Plan	583	1,920
Total anti-dilutive securities	267,402	54,684
13.RELATED PARTIES
As of March 31, 2026, the retained interest in Mainstay Labs Inc. (“Mainstay”), a formerly consolidated subsidiary of the Company, that was deconsolidated on July 31, 2024 (the “Deconsolidation”), was $48 million, which is presented in Other assets in the condensed consolidated balance sheets. The investment is recognized as a non-marketable equity security investment under ASC 321, Investments - Equity Securities, and is measured at fair value on a non-recurring basis, with the fair value initially determined as of the transaction date. As of March 31, 2026, there has been no impairment or other observable price changes. As a result of the Company’s continued investment in Mainstay, transactions between the Company and Mainstay subsequent to the Deconsolidation are considered to be related-party transactions. Prior to the Deconsolidation, transactions between Mainstay and Opendoor were eliminated upon consolidation.
In connection with the Deconsolidation, the Company entered into a contractual agreement to provide Mainstay with certain transition administrative services for a limited period of time (“Transition Services”) and to fulfill certain funding

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
obligations to be paid in the form of Mainstay Series A Preferred Stock at the original Series A Preferred Stock issuance price. In September 2025, the Company received $9 million of Series A Preferred Stock as consideration for the Transition Services and related funding requirements. The Company continued to fund bonuses for certain Mainstay employees, other than Mainstay Management, through November 2025. Amounts paid during both the three months ended March 31, 2026 and 2025 were immaterial.
Subsequent to the Deconsolidation, the Company has no compensation arrangements with the management of Mainstay who are responsible for directing the activities that most significantly impact the economics of Mainstay (“Mainstay Management”). As of the Deconsolidation, outstanding Opendoor RSUs held by Mainstay employees, other than Mainstay Management, were modified so that the service-based vesting requirement will be satisfied as long as the Mainstay employee continues to provide services to Mainstay (“Post Deconsolidation RSUs”). During the three months ended March 31, 2026 and 2025, 12,923 and 412,414 shares of common stock, respectively were issued to Mainstay employees for the settlement of RSUs, net of shares withheld for participant taxes. As of March 31, 2026, 8,384 RSUs remained unvested and outstanding.
In April 2025, the Company entered into an agreement with Mainstay to create Mainstay National Title LLC, which provides title and escrow services to institutional customers. The Company has a 25% interest in and provides certain services to Mainstay National Title LLC. The initial investment is recognized as an equity method investment under ASC 323, Investments – Equity Method and Joint Ventures. As of March 31, 2026, the carrying value of the equity method investment was $1 million and is presented in Other assets on the condensed consolidated balance sheets. During the three months ended March 31, 2026 and 2025, the Company recognized revenue of $3 million and $0 million, respectively presented within the condensed consolidated statement of operations related to services provided to Mainstay National Title LLC.
There have been no other material changes to the related party transactions disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. For a full description of those arrangements, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 17. Related Parties” of our Annual Report on Form 10-K.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
The table below highlights the Company’s reportable segment’s expenses and net loss for the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025
Revenue	$720	$1,153
Less:
Cost of revenue	(648)	(1,054)
Direct selling costs(1)	(23)	(29)
Holding costs(2)	(12)	(17)
Advertising and other marketing expense(3)	(19)	(24)
Operations(4)	(12)	(16)
Fixed operating expense(5)	(33)	(39)
CEO make-whole provision(6)	(5)	—
Stock-based compensation	(15)	(14)
Stock-based compensation for market condition RSUs	(105)	—
Interest expense	(23)	(33)
Interest income	10	5
Other(7)	(8)	(17)
Net loss	$(173)	$(85)
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
(4)Represents operating expenses that are generally related to the volume of homes transacted during the period and tend to be variable in nature. Primarily includes workforce expenses in support of sales, and real estate operations.
(5)Represents operating expenses that are not directly correlated with home transaction volumes. These expenses generally include costs related to salaries and benefits for our executive, finance, technology, human resources, legal, marketing and administrative personnel, as well as third-party professional services fees, rent expense and third-party software.
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
(7)Other segment income (expenses) are primarily made up of depreciation and amortization, restructuring, and amortization of stock-based compensation capitalized to internally developed software. This also includes the elimination of holding costs incurred in prior periods on homes sold in the periods presented, and includes holding costs incurred in the current period on homes remaining in inventory at period end.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
15.COMMITMENTS AND CONTINGENCIES
Legal Matters
From time to time, the Company may be subject to potential liability relating to the ownership and operations of the Company’s properties. Accruals are recorded when the outcome is probable and can be reasonably estimated.
There are various claims and lawsuits arising in the normal course of business pending against the Company, some of which seek damages and other relief which, if granted, may require future cash expenditures. In addition, from time to time the Company receives inquiries and audit requests from various government agencies and fully cooperates with these requests. The Company does not believe that it is reasonably possible that the resolution of these matters would result in any liability that would materially affect the Company’s condensed consolidated results of operations or financial condition.
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
During the three months ended March 31, 2025, the Company recognized $3 million of restructuring expenses related to post-employment benefits for approximately 65 employees, as well as other cost reduction efforts. Payments for restructuring costs incurred during the three months ended March 31, 2025 were substantially completed by the third quarter of 2025, and the Company has not subsequently initiated any new restructuring activities. As of March 31, 2026 and December 31, 2025, the restructuring liability balance was $1 million and $1 million, respectively, related to the early termination of leases that occurred subsequent to March 31, 2025.

17.SUBSEQUENT EVENTS
The Company has evaluated the impact of events that have occurred subsequent to March 31, 2026, through the date the condensed consolidated financial statements were filed with the SEC. Based on this evaluation, other than as recorded or disclosed within these condensed consolidated financial statements and related notes, the Company has determined that there are no material subsequent events that would require recognition or disclosure.
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
This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Forward-Looking Statements,” “Risk Factors,” or in other parts of this Quarterly Report on Form 10-Q, and in “Part I - Item 1A. Risk Factors” in our Annual Report.
Overview
Opendoor’s mission is to tilt the world in favor of homeowners, by making homeownership simpler, faster, and fairer for everyone. Residential real estate is a trillion-dollar industry underpinned by a process that is complicated, time-consuming, stressful, and offline. Our data-driven pricing models and integrated local operations are modernizing residential real estate by providing a simple, certain, and largely digital way to buy and sell homes. Since our founding, we have completed over 299,000 transactions across the United States, making us one of the largest buyers and sellers of homes in the United States.
Financial Highlights and Operating Metrics

	Three Months Ended March 31,
(in millions, except percentages, homes purchased, homes sold, number of markets, and homes in inventory)	2026	2025	Change
Revenue	$720	$1,153	$(433)
Gross profit	$72	$99	$(27)
Gross margin	10.0%	8.6%
Net loss	$(173)	$(85)	$(88)
Homes sold	1,921	2,946	(1,025)
Homes purchased	2,474	3,609	(1,135)
Homes in inventory (at period end)	3,420	7,080	(3,660)
Inventory (at period end)	$1,139	$2,362	$(1,223)
Percentage of homes “on the market” for greater than 120 days (at period end)	10%	27%
Non-GAAP Financial Highlights (1)
Contribution Profit	$32	$54	$(22)
Contribution Margin	4.4%	4.7%
Adjusted EBITDA	$(31)	$(30)	$(1)
Adjusted EBITDA Margin	(4.3)%	(2.6)%
Adjusted Net Loss	$(49)	$(63)	$14
________________
(1)See “—Non-GAAP Financial Measures” for further details and a reconciliation of such non-GAAP measures to their nearest comparable GAAP measures.
Current Housing Environment
The U.S. housing market remains constrained by elevated mortgage rates and persistent affordability challenges. Existing home sales remain at a seasonally adjusted annual rate of around 4 million units, representing a 30-year low and roughly 20% below the pre-pandemic decade average of approximately 5 million annual sales. As of March 2026, home prices were modestly down year-over-year, reflecting continued buyer hesitancy. Inventory levels remained constrained, representing just over 4 months of supply as of March 2026. Mortgage rates declined to approximately 6.2% in November from highs around 7% earlier in the year, and briefly fell below 6% in late February 2026, before rising back to the mid-6% range by the end of the

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
first quarter of 2026. Seller-buyer disconnect persists, with delistings (homes withdrawn from the market without selling) reaching the highest levels in Opendoor’s operating history.
In response to these market conditions, we maintained a disciplined, data-driven approach to managing our business, dynamically adjusting our pricing strategies to balance growth, margin, and risk. In 2025 we had elevated spread levels in response to this uncertainty and expanded our agent-led distribution channel and capital-light product initiatives. Beginning in the fourth quarter of 2025, we refined our high spread policy to adopt a more tailored approach, providing stronger offers for higher-quality homes with greater expected resale velocity while maintaining higher spreads for lower-quality homes with elevated risk and slower resale clearance expectations. We believe these refinements will continue to increase the likelihood of offer acceptance among higher-quality homes, improve the overall quality mix of homes in our portfolio, and support faster sell‑through. In addition, we dynamically adjust list prices to calibrate to market sell‑through rates and drive resale clearance. We closely monitor macroeconomic developments and remain agile in our decision-making, enabling us to respond effectively to shifts in interest rates and broader market conditions.
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
Geographic Footprint
We continually evaluate opportunities to expand our footprint. At the start of 2025, our products were available in 50 markets across select U.S. states. By the end of 2025, we expanded our reach to serve customers nationwide across the contiguous United States through one or more of our product offerings, including cash and Cash Now, More Later offers.
Adjacent Services
We believe home sellers and buyers value simplicity and certainty. To that end, we are building an online, integrated suite of home services, which currently includes title insurance, escrow services, and real estate brokerage services.
Our success with title insurance and escrow services helps validate our view that customers prefer an online, integrated experience. In the first quarter of 2026, we launched a mortgage product offering through Opendoor Home Loans LLC, which we believe over time can improve our customer experience and unit economics by integrating mortgage financing directly into our home transaction platform. We will continue to evaluate new ways to improve our end-to-end solution and expect to invest in additional adjacent products and services over time, including through potential strategic transactions, growth opportunities or partnerships, with the expectation that these adjacent services will continue to improve our unit economics.

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
Inventory Management
Effectively managing our overall inventory position and balancing growth, margin, and risk are critical to our financial performance. Since our inception, we have prioritized investment in our pricing capabilities across our home acquisition processes and our forecasting and resale systems, and expect to continue to do so. As part of our overall risk management framework, we consider both individual market and aggregate portfolio exposures. We typically seek to maximize the resale margin performance of our inventory in the context of managing overall risk and inventory health through monitoring sell-through rates, holding periods, and portfolio aging, and we will adjust down listed prices on our inventory when appropriate to stay in-line with market sell-through rates and drive resale clearance. We also calibrate the spreads embedded in our offers based on home-specific attributes, including expected resale velocity and risk profile, as well as local market conditions. Spreads are defined as total discount to our home valuation at time of offer less the Opendoor service fee.
Real estate inventory is reviewed for valuation adjustments on a quarterly basis. If the carrying amount for a given home is not expected to be recovered, an inventory valuation adjustment is recorded to cost of revenue and the home’s carrying value is adjusted to its net realizable value. Inventory valuation adjustments are not offset by any expected gains and are not reversed or adjusted should the expected net realizable value subsequently increase. We recorded inventory valuation adjustments of $9 million and $13 million during the three months ended March 31, 2026 and March 31, 2025, respectively. See “Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Real Estate Inventory” in our Annual Report on Form 10-K for the year ended December 31, 2025.
As one key measure of inventory management performance, we evaluate our portfolio metrics relative to the broader market (as observed on the multiple listing services (“MLS”)). One such metric is our percentage of homes “on the market” for greater than 120 days as measured from initial listing date. As of March 31, 2026, such homes represented 10% of our portfolio, compared to 33% for the broader market when filtered for the types of homes we are able to underwrite and acquire based on characteristics such as market, price range, home type, home location, year built and lot size (which we refer to as our “buybox”). This metric fluctuates based on seasonal factors, market dynamics, and our resale strategies.
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
Seasonality
The residential real estate market is seasonal, with greater demand and home price appreciation from home buyers in the spring and summer, and typically weaker demand and lower home price appreciation in late fall and winter. In general, we expect our financial results and working capital requirements to reflect seasonal variations over time. However, other factors, including growth, market expansion, product innovation, and changes in macroeconomic conditions, such as inflation and interest rate fluctuations, have obscured the impact of seasonality in our historical financials and may continue to do so.

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
We view this metric as an important measure of business performance as it captures the unit level performance isolated to homes sold in a given period and provides comparability across reporting periods. Contribution Profit helps management assess the revenues and certain costs directly attributable to a specific resale cohort.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table presents a reconciliation of our Adjusted Gross Profit and Contribution Profit to our gross profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
(in millions, except percentages)	2026	2025
Revenue (GAAP)	$720	$1,153
Gross profit (GAAP)	$72	$99
Gross Margin	10.0%	8.6%
Adjustments:
Inventory valuation adjustment – Current Period(1)(2)	9	13
Inventory valuation adjustment – Prior Periods(1)(3)	(14)	(12)
Adjusted Gross Profit	$67	$100
Adjusted Gross Margin	9.3%	8.7%
Adjustments:
Direct selling costs(4)	(23)	(29)
Holding costs on sales – Current Period(5)(6)	(3)	(5)
Holding costs on sales – Prior Periods(5)(7)	(9)	(12)
Contribution Profit	$32	$54
Contribution Margin	4.4%	4.7%
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
Adjusted Net Loss
We calculate Adjusted Net Loss as GAAP net loss adjusted to exclude non-cash expenses of stock-based compensation, equity securities fair value adjustment, and the amortization of stock-based compensation capitalized to internally developed software (“IDSW”). It excludes expenses that are not directly related to our revenue-generating operations such as restructuring and CEO make-whole provision. It also excludes loss (gain) on extinguishment of debt as these expenses or gains were incurred as a result of decisions made by management to terminate or partially extinguish portions of our outstanding credit facilities or convertible senior notes early; these expenses or gains are not reflective of ongoing operating results and vary in frequency and amount. Adjusted Net Loss also aligns the timing of inventory valuation adjustments recorded under GAAP to the period in which the related revenue is recorded in order to improve the comparability of this measure to our non-GAAP financial measures of unit economics, as described above. Our calculation of Adjusted Net Loss does not currently include the tax effects of the non-GAAP adjustments because our taxes and such tax effects have not been material to date.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table presents a reconciliation of our Adjusted Net Loss and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended March 31,
(in millions, except percentages)	2026	2025
Revenue (GAAP)	$720	$1,153
Net loss (GAAP)	$(173)	$(85)
Adjustments:
Stock-based compensation	15	14
Stock-based compensation for market condition RSUs	105	—
Equity securities fair value adjustment(1)	—	3
Amortization of stock-based compensation capitalized to IDSW	3	3
Inventory valuation adjustment – Current Period(2)(3)	9	13
Inventory valuation adjustment – Prior Periods(2)(4)	(14)	(12)
Restructuring(5)	—	3
CEO make-whole provision(6)	5	—
Loss (gain) on extinguishment of debt	1	—
Other(7)	—	(2)
Adjusted Net Loss	$(49)	$(63)
Adjustments:
Depreciation and amortization, excluding amortization of intangibles	5	5
Property financing(8)	19	29
Other interest expense(9)	4	4
Interest income(10)	(10)	(5)
Adjusted EBITDA	$(31)	$(30)
Adjusted EBITDA Margin	(4.3)%	(2.6)%
________________
(1)Represents the gains and losses on certain financial instruments, which are marked to fair value at the end of each period.
(2)Inventory valuation adjustment includes adjustments to record real estate inventory at the lower of its carrying amount or its net realizable value.
(3)Inventory valuation adjustment — Current Period is the inventory valuation adjustments recorded during the period presented associated with homes that remain in inventory at period end.
(4)Inventory valuation adjustment — Prior Periods is the inventory valuation adjustments recorded in prior periods associated with homes that sold in the period presented.
(5)Restructuring costs consist primarily of severance and employee termination benefits and bonuses incurred in connection with the elimination of employees’ roles and consulting fees.
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
(7)Primarily includes related party services income.
(8)Includes interest expense on our non-recourse asset-backed debt facilities.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
(9)Includes (i) amortization of debt issuance costs, loan origination fees, commitment fees, unused fees, and other interest related costs on our asset-backed debt facilities, and (ii) amortization of debt issuance costs and debt discounts and interest expense related to our convertible senior notes.
(10)Consists mainly of interest earned on cash, cash equivalents and restricted cash.
Components of Our Results of Operations
Revenue
We generate the majority of our revenue from the sale of homes that we previously acquired from homeowners. In addition, we generate revenue from additional services we provide to both home sellers and buyers, which consists primarily of title insurance, escrow services, and real estate brokerage services.
Home sales revenue from selling residential real estate is recognized when title to and possession of the property has transferred to the buyer and we have no continuing involvement with the property, which is generally the close of escrow. The amount of revenue recognized for each home sale is equal to the sale price of the home net of any concessions.
Cost of Revenue
Cost of revenue includes the property purchase price, acquisition costs, and direct costs to renovate or repair the home. These costs are accumulated in real estate inventory during the property holding period and charged to cost of revenue under the specific identification method when the property is sold. Real estate inventory is reviewed for valuation adjustments at least quarterly. If the carrying amount for a given home is not expected to be recovered, an inventory valuation adjustment is recorded to cost of revenue and the home’s carrying value is adjusted to its net realizable value. For homes sold under our Cash Now, More Later product, cost of revenue also includes any remaining sale proceeds remitted to the original seller upon resale, net of our service fee and certain recoverable costs.
Additionally, for our revenue other than home sales revenue, cost of revenue consists of any costs incurred in delivering the service, including associated headcount expenses such as salaries, benefits, and stock-based compensation.
Operating Expenses
Sales, Marketing and Operations Expense
Sales, marketing and operations expense consists primarily of broker commissions (paid to the home buyers’ real estate agents and third-party listing agents, if applicable), resale closing costs, holding costs related to real estate inventory including property taxes, insurance, utilities, homeowners association dues and maintenance, and expenses associated with product marketing, promotions and brand-building. Sales, marketing and operations expense also includes any headcount expenses in support of sales, marketing, and real estate operations such as salaries, benefits, and stock-based compensation.
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
Loss on Extinguishment of Debt
Loss on extinguishment of debt consists primarily of gains or losses recognized in conjunction with the termination or partial debt extinguishment of debt facilities and convertible senior notes and the derecognition of associated unamortized deferred costs.
Interest Expense
Interest expense consists primarily of interest paid or payable and the amortization of debt discounts and debt issuance costs. Interest expense varies period over period, primarily due to fluctuations in our inventory volumes and changes in the floating benchmark interest rates (“Benchmark Rates”), based on the secured overnight financing rate (“SOFR”), plus an applicable margin, which impact the interest incurred on our asset-backed senior debt facilities (see “— Liquidity and Capital Resources — Debt and Financing Arrangements”).
We expect our overall interest expense to increase as inventory increases. Subject to market conditions and cost of capital trade-offs, we will evaluate opportunities to expand our sources of financing over time, which may allow us to diversify our mix of financing sources to include more cost-effective financing relative to our higher cost mezzanine term debt facilities.
Other Income — Net
Other income — net consists primarily of interest income on our Cash and Restricted cash balances and from our investment in money market funds.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)

Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Three Months Ended March 31,		Change in
(in millions, except percentages)	2026	2025	$	%
Revenue	$720	$1,153	$(433)	(38)%
Cost of revenue	648	1,054	(406)	(39)%
Gross profit	72	99	(27)	(27)%
Operating expenses:
Sales, marketing and operations	70	98	(28)	(29)%
General and administrative	137	33	104	315%
Technology and development	24	21	3	14%
Restructuring	—	3	(3)	N/M
Total operating expenses	231	155	76	49%
Loss from operations	(159)	(56)	(103)	184%
Loss on extinguishment of debt	(1)	—	(1)	N/M
Interest expense	(23)	(33)	10	(30)%
Other income-net	10	4	6	150%
Loss before income taxes	(173)	(85)	(88)	104%
Income tax expense	—	—	—	N/M
Net loss	$(173)	$(85)	$(88)	104%
N/M - Not meaningful.

Revenue
Revenue decreased by $433 million, or 38%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease in revenue was primarily attributable to lower sales volumes in the first quarter of 2026, which was driven by meaningfully lower homes in inventory entering the quarter. We began the first quarter of 2026 with 2,867 homes in inventory, compared to 6,417 homes at the beginning of the first quarter of 2025. We sold 1,921 homes during the three months ended March 31, 2026, compared to 2,946 homes during the three months ended March 31, 2025, representing a decrease of 35%. Revenue per home sold decreased 4% between the same periods.
Cost of Revenue and Gross Profit
Cost of revenue decreased by $406 million, or 39%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease in cost of revenue was primarily attributable to lower sales volumes and a 6% decrease in cost of revenue per home sold.
Gross profit decreased from $99 million to $72 million and gross margin increased from 8.6% to 10.0% for the three months ended March 31, 2025 and March 31, 2026, respectively. For the same periods, Adjusted Gross Margin increased from 8.7% to 9.3% and Contribution Margin decreased from 4.7% to 4.4%. The increase in gross margin was primarily driven by an increase in adjacent services and a decrease in net inventory valuation adjustments. The increase in Adjusted Gross Margin was primarily driven by an increase in adjacent services. The decrease in Contribution Margin was primarily due to higher direct selling costs as a percentage of revenue. As a reminder, Adjusted Gross Margin and Contribution Margin include inventory valuation adjustments recorded in prior periods on homes sold in the current period and exclude inventory valuation adjustments on homes remaining in inventory at the end of the period, which can create significant differences between these metrics and gross margin. Adjusted Gross Margin and Contribution Margin are non-GAAP financial measures. See “— Non-GAAP Financial Measures” for further details and a reconciliation of such non-GAAP measures to their nearest comparable GAAP measures.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Operating Expenses
Sales, Marketing and Operations. Sales, marketing and operations decreased by $28 million, or 29%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily attributable to an $11 million decrease in property holding costs due to a decrease in homes in inventory, a $5 million decrease in advertising expense, which decreased from $24 million for the three months ended March 31, 2025 to $19 million for the three months ended March 31, 2026, a $5 million decrease in headcount expenses, including salaries, benefits, and stock-based compensation expenses due to lower headcount consistent with cost-reduction and organizational streamlining efforts, and a $4 million decrease in resale broker commissions, consistent with a decrease in revenue.
General and Administrative. General and administrative increased by $104 million, or 315%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily attributable to a $100 million increase in market-condition restricted stock units granted to executives and a $5 million expense related to the CEO’s cash make-whole award.
Technology and Development. Technology and development increased by $3 million, or 14%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily attributable to a $4 million increase in market-condition restricted stock units granted to executives.
Restructuring. Restructuring decreased by $3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. For the three months ended March 31, 2025, the Company incurred $3 million of restructuring expenses related to workforce reductions and associated consulting fees, with no such expenses incurred during the three months ended March 31, 2026.
Loss on Extinguishment of Debt
Loss on extinguishment of debt decreased by $1 million, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Interest Expense
Interest expense decreased by $10 million, or 30%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily attributable to lower average balances on our non-recourse asset-backed debt.
Other Income — Net
Other income — net increased by $6 million, or 150%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily attributable to a $4 million increase in interest income due to an increase in average cash, cash equivalents and restricted cash balances.
Income Tax Expense
Income tax expense changed by a nominal amount for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities. As of March 31, 2026, we had cash and cash equivalents of $999 million and restricted cash of $68 million. The increase in our cash and cash equivalents balance of $37 million as compared to December 31, 2025 resulted primarily from higher effective advance rates under our non-recourse asset-backed debt facilities, partially offset by operating losses. The decrease in our restricted cash balance of $271 million as compared to December 31, 2025 was primarily due to an increase in real estate inventory.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
As of March 31, 2026, the Company had total outstanding balances on our asset-backed debt of $1.1 billion and aggregate principal outstanding from convertible senior notes of $197 million. In addition, we had undrawn borrowing capacity of $6.0 billion under our non-recourse asset-backed debt facilities (as described further below), of which $332 million was committed.
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
As of March 31, 2026, the $135 million outstanding principal balance of the 2026 Notes is classified as a current liability in the condensed consolidated balance sheet. The 2030 Notes become convertible during any calendar quarter if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 of the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. As of March 31, 2026, this condition was met and the 2030 Notes are convertible through June 30, 2026; therefore, the $62 million outstanding principal balance of the 2030 Notes is classified as a current liability in the condensed consolidated balance sheet. See “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 5. Credit Facilities, Long-Term Debt, and Convertible Notes” for additional conversion conditions.
On November 6, 2025, our board of directors declared a distribution of a dividend in the form of warrants to purchase shares of our common stock. On November 21, 2025, a total of 99,295,146 Warrants were issued and distributed to the holders of record of common stock and 2030 Notes as of the November 18, 2025 record date. The Warrants are initially exercisable only for cash at the applicable exercise price, subject to the Company’s ability to permit net exercise as provided in the applicable warrant agreement. For additional details regarding the Warrant Dividend (as defined herein), see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 11. Shareholders’ Equity” in our Annual Report on Form 10-K for the year ended December 31, 2025.
The table below summarizes the outstanding warrants as of March 31, 2026.

March 31, 2026	Trading Symbol	Exercise Price	Warrants Outstanding
Series K Warrants	OPENW	$9.00	33,093,428
Series A Warrants	OPENL	$13.00	33,097,679
Series Z Warrants	OPENZ	$17.00	33,097,707
Total			99,288,814
We have incurred losses from inception through March 31, 2026, with the exception of net income during the three months ended March 31, 2022 and three months ended June 30, 2023, and we expect to incur additional losses in the future. Our ability to service our debt and fund working capital, business operations and capital expenditures will depend on our ability to generate cash from operating activities, which is subject to our future operating success, and ability to obtain inventory acquisition financing on reasonable terms, which is subject to factors beyond our control, including potential economic recession, rising interest rates, inflation and general economic, political and financial market conditions.
Our working capital requirements may increase should our inventory balance increase. We believe our cash and cash equivalents, together with cash we expect to generate from future operations and borrowings, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Quarterly Report on Form 10-Q.
Debt and Financing Arrangements
Our financing activities include: short-term borrowings under our asset-backed senior revolving credit facilities; the issuance of long-term asset-backed senior term debt, asset-backed mezzanine term debt, convertible debt, and new issuances of equity. Historically, we have required access to external financing resources in order to fund growth, expansion into new

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
markets and strategic initiatives, and we expect this to continue in the future. Our access to capital markets can be impacted by factors outside our control, including economic conditions.
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
Our asset-backed facilities are each collateralized by a specified pool of assets, consisting of real estate inventory, restricted cash and equity interests in certain consolidated subsidiaries of Opendoor that directly or indirectly own our real estate inventory. The terms of our inventory financing facilities require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). As of March 31, 2026, the Company was in compliance with all financial covenants.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table summarizes certain details related to our non-recourse asset-backed debt as of March 31, 2026 (in millions, except interest rates):

		Outstanding Amount
March 31, 2026	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$—	$—	—%	June 25, 2027	June 25, 2027
Revolving Facility 2018-3	750	—	—	—%	December 11, 2028	December 11, 2028
Revolving Facility 2019-1	300	—	—	—%	February 18, 2027	February 18, 2027
Revolving Facility 2019-2	300	68	—	6.54%	October 2, 2026	October 1, 2027
Revolving Facility 2019-3	100	—	—	—%	April 5, 2027	April 3, 2028
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	400	—	100	6.43%	February 24, 2027	August 24, 2027
Term Debt Facility 2021-S2	—	—	—	3.57%	September 10, 2025	April 10, 2026
Term Debt Facility 2021-S3	1,000	—	625	3.75%	January 31, 2027	July 31, 2027
Total	$3,850	$68	$725
Issuance Costs		—	(2)
Carrying Value		$68	$723

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	3,000	—	200	12.50%	February 25, 2028	February 25, 2029
Term Debt Facility 2022-M1	250	—	150	12.50%	January 31, 2027	November 1, 2027
Total	$3,250	$—	$350
Issuance Costs			(3)
Carrying Value			$347

Total Non-Recourse Asset-backed Debt	$7,100	$68	$1,070
Asset-backed Senior Revolving Credit Facilities
We classify the senior revolving credit facilities as current liabilities on our condensed consolidated balance sheets. In some cases, the borrowing capacity amounts under the asset-backed senior revolving credit facilities as reflected in the table are not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. As of March 31, 2026, we had committed borrowing capacity with respect to asset-backed senior revolving credit facilities of $400 million.
The revolving period end dates and final maturity dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. Certain of our asset-backed senior revolving credit facilities may also have additional extension options that are subject to lender approval that are not reflected in the table above.
Asset-backed Senior Term Debt Facilities
We classify our senior term debt facilities as current or non-current liabilities in our condensed consolidated balance sheets based on the applicable final maturity date. The carrying value of the non-current liabilities is reduced by issuance costs of $2 million. In some cases, the borrowing capacity amounts under the asset-backed senior term debt facilities as reflected in the table are not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. As of March 31, 2026, we had committed borrowing capacity with respect to asset-backed senior term debt facilities of $725 million.

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
Asset-backed Mezzanine Term Debt Facilities
In addition to the asset-backed senior revolving credit facilities and asset-backed senior term debt facilities, we have issued asset-backed mezzanine term debt facilities which are subordinated to the related senior facilities. The borrowing capacity amounts under the asset-backed mezzanine term debt facilities as reflected in the table are not fully committed and any borrowing above the committed amounts are subject to the applicable lender’s discretion. As of March 31, 2026, we had committed borrowing capacity with respect to asset-backed mezzanine term debt facilities of $350 million.
Convertible Senior Notes
In August 2021, we issued the 2026 Notes and in May 2025, we issued the 2030 Notes. The table below summarizes certain details related to our Convertible Senior Notes (in millions), as of March 31, 2026:

March 31, 2026	Remaining Aggregate Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
2026 Notes	$135	$—	$135
2030 Notes	62	(4)	58
Total Convertible Senior Notes	$197	$(4)	$193
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as well as the assets, liabilities and equity related to Opendoor Technologies Inc. (Parent Company Only) (“Parent Company”) and subsidiaries that are not VIEs, as of March 31, 2026 (in millions):

		VIE	Non-VIE	Total
CURRENT ASSETS:
Cash and cash equivalents		$—	$999	$999
Restricted cash		63	5	68
Escrow receivable		10	—	10
Real estate inventory		1,149	5	1,154
Inventory valuation adjustment		(15)	—	(15)
Real estate inventory, net		1,134	5	1,139
Other current assets		5	21	26
Total current assets		1,212	1,030	2,242
OTHER ASSETS	(1)	—	107	107
TOTAL ASSETS		$1,212	$1,137	$2,349

CURRENT LIABILITIES:
Current asset-backed senior revolving credit		$68	$—	$68
Current asset-backed senior term debt		—	—	—
Convertible senior notes – current portion		—	193	193
Other current liabilities	(2)	16	40	56
Total current liabilities		84	233	317
Non-current asset-backed mezzanine term debt		347	—	347
Non-current asset-backed senior term debt		723	—	723
LEASE LIABILITIES – Net of current portion		—	6	6
OTHER LIABILITIES		—	2	2
TOTAL LIABILITIES		$1,154	$241	$1,395

SHAREHOLDERS’ EQUITY:		$58	$896	$954
________________
(1)The Company’s consolidated Other Assets include the following assets as shown in the condensed consolidated balance sheets: Property and Equipment - Net, $25 million; Right of Use Assets, $8 million; Goodwill, $3 million; and Other Assets, $71 million.
(2)The Company’s consolidated Other Current Liabilities include the following liabilities as shown in the condensed consolidated balance sheets: Accounts Payable and Other Accrued Liabilities, $53 million; Interest Payable, $2 million; and Lease Liabilities – Current, $1 million.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in millions)	2026	2025
Net cash used in operating activities	$(246)	$(279)
Net cash (used in) provided by investing activities	$(4)	$2
Net cash provided by financing activities	$16	$207
Net decrease in cash, cash equivalents, and restricted cash	$(234)	$(70)
Net Cash Used in Operating Activities
Net cash used in operating activities was $(246) million and $(279) million for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, cash used in operating activities was primarily driven by the $221 million increase in real estate inventory and our net loss, net of non-cash items, of $32 million. For the three months ended March 31, 2025, cash used in operating activities was primarily driven by a $212 million increase in real estate inventory and our net loss, net of non-cash items, of $44 million.
Net Cash (Used in) Provided by Investing Activities
Net cash (used in) provided by investing activities was $(4) million and $2 million for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, cash used in investing activities consisted of a $4 million increase in property and equipment primarily related to IDSW capitalization. For the three months ended March 31, 2025, cash provided by investing activities primarily consisted of a decrease in marketable securities of $6 million, partially offset by a $4 million increase in property and equipment primarily related to IDSW capitalization.
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $16 million and $207 million for the three months ended March 31, 2026 and 2025, respectively, and was primarily attributable to $15 million and $214 million net proceeds from non-recourse asset-backed debt for the respective periods.
Contractual Obligations and Commitments
Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. There have been no material changes outside the ordinary course of business in our commitments under contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. Below is a table that shows our material contractual obligations as of March 31, 2026:

	Payment Due by Year
(in millions)	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Senior revolving credit facilities(1)	$69	$69	$—	$—	$—
Senior and mezzanine term debt facilities(2)	1,218	74	1,144	—	—
Convertible senior notes(3)	201	201	—	—	—
Operating leases(4)	10	2	4	4	—
Purchase commitments(5)	641	641	—	—	—
Total	$2,139	$987	$1,148	$4	$—
______________
(1)Represents the principal amounts outstanding as of March 31, 2026. Includes estimated interest payments, calculated using the variable rate in existence at period end over an assumed holding period of 90 days. Borrowings under the senior

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
revolving credit facilities are payable as the related inventory is sold. The payment is expected to be within one year of March 31, 2026.
(2)Represents the principal amounts outstanding as of March 31, 2026 and estimated interest payments assuming the principal balances remain outstanding until maturity. The final maturity dates of the senior and mezzanine term debt facilities vary, as discussed above.
(3)Represents the principal amounts outstanding and interest payments for the 2026 Notes through maturity and the principal amounts outstanding for the 2030 Notes assuming conversion within one year (noteholders may convert through June 30, 2026). The 2030 Notes mature on May 15, 2030, assuming no conversions, total future cash outflows would be as follows:

	Payment Due by Year
(in millions)	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Convertible senior notes	$216	$139	$9	$68	$—
(4)Represents future payments for long-term operating leases that have commenced, or have been executed but not yet commenced, as of March 31, 2026.
(5)As of March 31, 2026, we were under contract to purchase 1,939 homes for an aggregate purchase price of $641 million.
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
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the condensed consolidated financial statements. Based on this definition, critical accounting policies and estimates are discussed in “Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to these critical accounting estimates during the first three months of 2026. In addition, we have other key accounting policies and estimates that are described in “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 1. Description of Business and Accounting Policies” in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
We are subject to market risk by way of changes in interest rates on borrowings under our inventory financing facilities. As of March 31, 2026, we had total outstanding balances on our asset-backed debt of $1.1 billion, 85% of which was based on a fixed rate with an average duration of 1.7 years and the remaining 15% was based on a floating rate. Total property financing interest expense for the three months ended March 31, 2026 was $19 million, of which $17 million was fixed and $2 million was floating. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. Many of our floating rate debt facilities also have benchmark rate floors. See “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 5. Credit Facilities, Long-Term Debt, and Convertible Notes” for additional information regarding our inventory financing facilities and fixed and floating interest rates. Assuming no change in the outstanding borrowings on our credit facilities, we estimate that a one percentage point increase in applicable benchmark rates would increase our annual interest expense by approximately $2 million as of March 31, 2026.
Inflation Risk
We believe the inflation experienced in recent years has impacted the cost of goods and services that we consume, such as labor and materials costs for home repairs. Moreover, despite certain legal challenges, the current U.S. presidential administration has implemented tariffs on imports from a number of countries, and has proposed or announced tariffs on goods from numerous additional countries and other trade policies intended to restrict imports, which may further increase the cost and the scarcity of materials used for home repairs. Inflationary pressures may additionally be compounded by elevated transportation costs linked to the geopolitical environment arising from events in the Middle East. We endeavor to offset these impacts in our business by appropriately considering them in our pricing and operational models. However, if our costs were to become subject to significant incremental inflationary pressure, we may not be able to fully offset such higher costs by adjusting our operational model or our pricing methodology. Our inability to do so could harm our business, results of operations, and financial condition.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our Chief Executive

OPENDOOR TECHNOLOGIES INC.

Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OPENDOOR TECHNOLOGIES INC.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item 1 is incorporated herein by reference to the discussion in “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 15. Commitments and Contingencies – Legal Matters.”
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
Item 1A. Risk Factors.
In the course of conducting our business operations, we are exposed to a variety of risks. You should carefully consider the risks described below, as applicable, the risks described in “Part I – Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) as well as the other information in this Quarterly Report on Form 10-Q, including our financial statements and related notes and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. Any of the risk factors we described in “Part I – Item 1A. Risk Factors,” in our Annual Report or in subsequent periodic reports, have affected or could materially and adversely affect our business, financial condition, results of operations, and prospects. The market price of shares of our common stock could decline, possibly significantly or permanently, if one or more of these risks and uncertainties occurs. Certain statements in “Risk Factors” are forward-looking statements. See “Forward-Looking Statements.”
There have been no material changes to our risk factors since the Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a)     None.
(b)     None.

OPENDOOR TECHNOLOGIES INC.

(c)     Securities Trading Arrangements of Directors and Executive Officers
Rule 10b5-1 Trading Plans
The following table describes contracts, instructions or written plans for the sale or purchase of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” by our directors or executive officers during the three-month period ended March 31, 2026.

			Trading Arrangement
	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Maximum Shares to be Sold	Expiration Date
Christy Schwartz (Chief Financial Officer)	Adopt	3/9/2026	X		983,273(3)	7/31/2027
David Benson (Director)	Adopt	3/6/2026	X		40,000	3/31/2027
______________
(1)Intended to satisfy the affirmative defense of Rule 10b5-1(c)
(2)Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
(3)At the time of adoption, the maximum number of shares that could be sold was unknown. The Rule 10b5-1 trading arrangement contemplated, as of the adoption date, the sale of up to 859,977 shares of common stock subject to RSUs previously granted to Ms. Schwartz that will vest at various dates between May 15, 2026 and July 15, 2027, 63,701 stock options, and 59,595 shares held directly by Ms. Schwartz. The aggregate number of Ms. Schwartz’s RSU shares that will be available for sale under the Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards.
Rule 10b5-1 Sell to Cover Instruction Letters
On March 9, 2026 Mr. Kaz Nejatian, our Chief Executive Officer and Director, entered into a 10b5-1 Instruction Letter (the “Nejatian Instructions”) with respect to all RSUs granted or to be granted to him under the Company’s equity plans or any successor plans, as well as all RSUs granted or to be granted to him which are not granted pursuant to any equity award plan, in order to instruct the broker(s) chosen by the Company to sell shares of common stock in order to satisfy any tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards. The Nejatian Instructions are intended to satisfy the affirmative defense of Rule 10b5-1(c). The aggregate number of shares to be sold under the Nejatian Instructions is not determinable and there is no set expiration date for the Nejatian Instructions.
On March 10, 2026 Mr. Lucas Matheson, our President, entered into a 10b5-1 Instruction Letter (the “Matheson Instructions”) with respect to all RSUs granted or to be granted to him under the Company’s equity plans or any successor plans, in order to instruct the broker(s) chosen by the Company to sell shares of common stock in order to satisfy any tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards. The Matheson Instructions are intended to satisfy the affirmative defense of Rule 10b5-1(c). The aggregate number of shares to be sold under the Matheson Instructions is not determinable and there is no set expiration date for the Matheson Instructions.
On March 15, 2026 Ms. Giang LeGrice, our Chief Operating Officer, entered into a 10b5-1 Instruction Letter (the “LeGrice Instructions”) with respect to all RSUs granted or to be granted to her under the Company’s equity plans or any successor plans, in order to instruct the broker(s) chosen by the Company to sell shares of common stock in order to satisfy any tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards. The LeGrice Instructions are intended to satisfy the affirmative defense of Rule 10b5-1(c). The aggregate number of shares to be sold under the LeGrice Instructions is not determinable and there is no set expiration date for the LeGrice Instructions.

OPENDOOR TECHNOLOGIES INC.

Item 6. Exhibits.
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Incorporation of Opendoor Technologies Inc.	8-K	001-39253	3.1	12/18/2020
3.2	Amended and Restated Bylaws of Opendoor Technologies Inc.	8-K	001-39253	3.1	01/24/2023
4.1	Specimen Common Stock Certificate of Opendoor Technologies Inc.	S-4/A	333-249302	4.5	11/06/2020
4.2	Warrant Agreement, dated July 28, 2022, between Opendoor Technologies Inc. and Zillow, Inc.	8-K	001-39253	99.2	08/05/2022
4.3	Warrant Agreement (including Form of Warrant), dated November 21, 2025, by and between the Company and Equiniti Trust Company, LLC, as Warrant Agent.	8-K	001-39253	4.1	11/21/2025
4.4	Indenture, dated as of May 16, 2025, between Opendoor Technologies Inc. and U.S. Bank Trust Company, National Association as Trustee.	8-K	001-39253	4.1	05/19/2025
4.5	Form of 7.000% Convertible Senior Notes due 2030.	8-K	001-39253	Exhibit A to 4.1	05/19/2025
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*
________________
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

OPENDOOR TECHNOLOGIES INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENDOOR TECHNOLOGIES INC.

Date:	May 07, 2026	By:	/s/ Kaz Nejatian

			Name:	Kaz Nejatian
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	May 07, 2026	By:	/s/ Christy Schwartz

			Name:	Christy Schwartz
			Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)