Form 10-Q
period 2026-06-30
Opendoor Technologies Inc.
filed 2026-08-04
CIK 1801169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s common stock outstanding as of July 28, 2026 was approximately 971,091,050.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

		June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$896	$962
Restricted cash		66	339
Escrow receivable		13	4
Real estate inventory, net		1,845	925
Other current assets		30	69
Total current assets		2,850	2,299
PROPERTY AND EQUIPMENT – Net		24	27
RIGHT OF USE ASSETS		10	8
GOODWILL		3	3
OTHER ASSETS		74	70
TOTAL ASSETS	(1)	$2,961	$2,407
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities		$78	$80
Non-recourse asset-backed debt – current portion		691	52
Convertible senior notes – current portion		194	193
Interest payable		3	1
Lease liabilities – current portion		2	1
Total current liabilities		968	327
NON-RECOURSE ASSET-BACKED DEBT – Net of current portion		1,071	1,068
LEASE LIABILITIES – Net of current portion		6	6
OTHER LIABILITIES		2	1
Total liabilities	(2)	2,047	1,402
COMMITMENTS AND CONTINGENCIES (See Note 15)
SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 3,000,000,000 shares authorized; 968,626,958 and 957,245,487 shares issued, respectively; 968,626,958 and 957,245,487 shares outstanding, respectively		—	—
Additional paid-in capital		6,283	6,038
Accumulated deficit		(5,368)	(5,033)
Accumulated other comprehensive loss		(1)	—
Total shareholders’ equity		914	1,005
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$2,961	$2,407
________________
(1)The Company’s consolidated assets at June 30, 2026 and December 31, 2025 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $61 and $334; Real estate inventory, net, $1,842 and $916; Escrow receivable, $13 and $4; Other current assets, $6 and $3; and Total assets of $1,922 and $1,257, respectively.
(2)The Company’s consolidated liabilities at June 30, 2026 and December 31, 2025 include the following liabilities for which the VIE creditors generally do not have recourse to Opendoor: Accounts payable and other accrued liabilities, $30 and $12; Current portion of non-recourse asset-backed debt, $691 and $52; Interest payable, $2 and $1; Non-recourse asset-backed debt, net of current portion, $1,071 and $1,068; and Total liabilities, $1,794 and $1,133, respectively. See “Note 4. Variable Interest Entities” for additional information regarding our VIEs.
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are presented in thousands, and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE	$883	$1,567	$1,603	$2,720
COST OF REVENUE	797	1,439	1,445	2,493
GROSS PROFIT	86	128	158	227
OPERATING EXPENSES:
Sales, marketing and operations	65	86	135	184
General and administrative	135	28	272	61
Technology and development	27	21	51	42
Restructuring	3	6	3	9
Total operating expenses	230	141	461	296
LOSS FROM OPERATIONS	(144)	(13)	(303)	(69)
(LOSS) GAIN ON EXTINGUISHMENT OF DEBT	—	10	(1)	10
INTEREST EXPENSE	(29)	(36)	(52)	(69)
OTHER INCOME – Net	11	10	21	14
LOSS BEFORE INCOME TAXES	(162)	(29)	(335)	(114)
INCOME TAX EXPENSE	—	—	—	—
NET LOSS	$(162)	$(29)	$(335)	$(114)
Net loss per share attributable to common shareholders:
Basic	$(0.17)	$(0.04)	$(0.35)	$(0.16)
Diluted	$(0.17)	$(0.04)	$(0.35)	$(0.16)
Weighted-average shares outstanding:
Basic	965,780	729,484	962,574	726,529
Diluted	965,780	729,484	962,574	726,529

See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET LOSS	$(162)	$(29)	$(335)	$(114)
OTHER COMPREHENSIVE LOSS:
Currency translation adjustment	(1)	—	(1)	—
COMPREHENSIVE LOSS	$(163)	$(29)	$(336)	$(114)
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except number of shares)
(Unaudited)

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE–March 31, 2026	963,283,777	$—	$6,160	$(5,206)	$—	$954
Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	5,205,458	—	—	—	—	—
Issuance of common stock upon exercise of warrants	724	—	—	—	—	—
Exercise of stock options	136,999	—	—	—	—	—
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	—	—	—	—	—	—
Stock-based compensation	—	—	123	—	—	123
Other comprehensive loss	—	—	—	—	(1)	(1)
Net loss	—	—	—	(162)	—	(162)
BALANCE–June 30, 2026	968,626,958	$—	$6,283	$(5,368)	$(1)	$914

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE–December 31, 2025	957,245,487	$—	$6,038	$(5,033)	$—	$1,005
Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	10,522,151	—	—	—	—	—
Issuance of common stock upon exercise of warrants	2,135	—	—	—	—	—
Exercise of stock options	248,105	—	—	—	—	—
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	609,080	—	1	—	—	1
Stock-based compensation	—	—	244	—	—	244
Other comprehensive loss	—	—	—	—	(1)	(1)
Net loss	—	—	—	(335)	—	(335)
BALANCE–June 30, 2026	968,626,958	$—	$6,283	$(5,368)	$(1)	$914

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

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(335)	$(114)
Adjustments to reconcile net loss to cash, cash equivalents, and restricted cash (used in) provided by operating activities:
Depreciation and amortization	16	22
Amortization of right of use asset	1	1
Stock-based compensation	239	27
Inventory valuation adjustment	23	34
Changes in fair value of equity securities	—	3
Loss (gain) on extinguishment of debt	1	(10)
Other	5	4
Origination of mortgage loans held for sale	(5)	—
Proceeds from sale and principal collections of mortgage loans held for sale	5	—
Changes in operating assets and liabilities:
Escrow receivable	(9)	(4)
Real estate inventory	(932)	593
Other assets	37	(11)
Accounts payable and other accrued liabilities	(11)	(2)
Interest payable	2	2
Lease liabilities	(1)	(1)
Net cash (used in) provided by operating activities	(964)	544
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9)	(6)
Proceeds from sales, maturities, redemptions and paydowns of marketable securities	—	6
Purchase of non-marketable equity securities	(5)	—
Net cash (used in) provided by investing activities	(14)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of discount	—	75
Proceeds from issuance of common stock for ESPP	1	1
Proceeds from non-recourse asset-backed debt	781	671
Principal payments on non-recourse asset-backed debt	(143)	(853)
Payment of loan origination fees and debt issuance costs	—	(16)
Net cash provided by (used in) financing activities	639	(122)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(339)	422
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – Beginning of period	1,301	763
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	$962	$1,185
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid during the period for interest	$46	$62
DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation expense capitalized for internally developed software	$5	$2
Principal value of 2026 Notes extinguished in Debt Exchange	$—	$(246)
Principal value of 2030 Notes issued in Debt Exchange	$—	$246
RECONCILIATION TO CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$896	$789
Restricted cash	66	396
Cash, cash equivalents, and restricted cash	$962	$1,185

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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements as of June 30, 2026 and December 31, 2025 and for the three and six month periods ended June 30, 2026 and 2025 include the accounts of Opendoor, its wholly owned subsidiaries and VIEs where the Company is the primary beneficiary. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements herein.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 1. Description of Business and Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the six-month period ended June 30, 2026, except as noted below.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Technology and development	$1	$3	4	3
Total impairment loss	$1	$3	$4	$3
Recently Issued Accounting Standards
Recently Adopted Accounting Standards
For the six months ended June 30, 2026, the Company did not adopt any material new accounting standards.
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
2.REAL ESTATE INVENTORY
The following table presents the components of inventory, net of applicable inventory valuation adjustments of $20 million and $20 million, as of June 30, 2026 and December 31, 2025, respectively (in millions):

	June 30, 2026	December 31, 2025
Work in progress	$496	$249
Finished goods:
Listed for sale	1,040	484
Under contract for sale	309	192
Total real estate inventory	$1,845	$925
As of June 30, 2026, the Company was in contract to purchase 2,310 homes for an aggregate purchase price of $736 million.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
During the three and six months ended June 30, 2026, the Company recorded valuation adjustments for real estate inventory of $14 million and $23 million, respectively, in Cost of revenue in the condensed consolidated statements of operations. During the three and six months ended June 30, 2025, the Company recorded valuation adjustments for real estate inventory of $21 million and $34 million, respectively, in Cost of revenue in the condensed consolidated statements of operations.
3.CASH, CASH EQUIVALENTS, AND INVESTMENTS
The amortized cost, gross unrealized gains and losses, and fair value of cash and cash equivalents, as of June 30, 2026 and December 31, 2025, were as follows (in millions):

	June 30, 2026
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
Cash	$187	$—	$—	$187	$187
Money market funds	709	—	—	709	709
Total	$896	$—	$—	$896	$896

	December 31, 2025
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
Cash	$86	$—	$—	$86	$86
Money market funds	876	—	—	876	876
Total	$962	$—	$—	$962	$962

A summary of equity method investments and non-marketable equity securities as of June 30, 2026 and December 31, 2025 were as follows (in millions):

	June 30, 2026	December 31, 2025
Equity method investments	$20	$20
Non-marketable equity securities	53	48
Total	$73	$68
During the six months ended June 30, 2026, a subsidiary of the Company entered into a Simple Agreement for Future Equity (“SAFE”) with a private company for an aggregate amount of $5 million, which is accounted for as a non-marketable equity security under the measurement alternative. The SAFE converts into preferred equity upon a qualifying financing at a predetermined valuation cap. No losses, whether from impairment or other observable price changes, were recognized in the condensed consolidated statements of operations for both the three and six months ended June 30, 2026 and 2025 related to non-marketable equity securities held as of those dates.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as of June 30, 2026 and December 31, 2025 (in millions):

	June 30, 2026	December 31, 2025
Assets
Restricted cash	$61	$334
Real estate inventory, net	1,842	916
Other(1)	19	7
Total assets	$1,922	$1,257
Liabilities
Non-recourse asset-backed debt	$1,762	$1,120
Other(2)	32	13
Total liabilities	$1,794	$1,133
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
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
5.CREDIT FACILITIES, LONG-TERM DEBT, AND CONVERTIBLE NOTES
The following tables summarize certain details related to the Company's non-recourse asset-backed debt as of June 30, 2026 and December 31, 2025 (in millions, except interest rates):

		Outstanding Amount
June 30, 2026	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$—	$—	—%	June 25, 2027	June 25, 2027
Revolving Facility 2018-3	750	275	—	6.56%	December 11, 2028	December 11, 2028
Revolving Facility 2019-1	300	—	—	—%	February 18, 2027	February 18, 2027
Revolving Facility 2019-2	450	291	—	6.50%	October 2, 2026	October 1, 2027
Revolving Facility 2019-3	300	125	—	6.58%	April 5, 2028	April 4, 2029
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	400	—	100	6.41%	February 24, 2027	August 24, 2027
Term Debt Facility 2021-S3	1,000	—	625	3.75%	January 31, 2027	July 31, 2027
Total	$4,200	$691	$725
Issuance Costs		—	(2)
Carrying Value		$691	$723

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	3,000	—	200	12.50%	February 25, 2028	February 25, 2029
Term Debt Facility 2022-M1	250	—	150	12.50%	January 31, 2027	November 1, 2027
Total	$3,250	$—	$350
Issuance Costs			(2)
Carrying Value			$348

Total Non-Recourse Asset-backed Debt	$7,450	$691	$1,071

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
As of June 30, 2026, the Company had total borrowing capacity with respect to its non-recourse asset-backed debt of $7.5 billion. Borrowing capacity amounts under non-recourse asset-backed debt as reflected in the table above are in some cases not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. Any amounts repaid for senior term and mezzanine term debt facilities reduce total borrowing capacity as repaid amounts are not available to be reborrowed. As of June 30, 2026, the Company had committed borrowing capacity with respect to the Company’s non-recourse asset-backed debt of $1.5 billion; this committed borrowing capacity is comprised of $400 million for senior revolving credit facilities, $725 million for senior term debt facilities, and $350 million for mezzanine term debt facilities.

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
The terms of these inventory financing facilities and related financing documents require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). Certain of these financial covenants are calculated by reference to Opendoor Labs Inc. and its consolidated subsidiaries’ assets and liabilities. As a result, under certain circumstances, this may limit the Company’s flexibility to transfer assets from Opendoor subsidiaries to the Parent Company. At June 30, 2026 and December 31, 2025, $230 million and $200 million, respectively, of the Company’s net assets were restricted as they reflect minimum net asset requirements at Opendoor Labs Inc. As of June 30, 2026, the Company was in compliance with all financial covenants and no event of default had occurred.
Convertible Senior Notes
In August 2021, the Company issued 0.25% convertible senior notes due 2026 (the “2026 Notes”) and in May 2025, the Company issued 7.00% convertible senior notes due 2030 (the “2030 Notes”; collectively with the 2026 Notes, “Convertible Senior Notes”). The following tables summarize certain details related to the Convertible Senior Notes (in millions, except interest rates):

June 30, 2026	Remaining Aggregate Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
2026 Notes	$135	$—	$135
2030 Notes	62	(3)	59
Total Convertible Senior Notes	$197	$(3)	$194

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)

December 31, 2025	Remaining Aggregate Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
2026 Notes	$135	$—	$135
2030 Notes	62	(4)	58
Total Convertible Senior Notes	$197	$(4)	$193

June 30, 2026	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	Semi-Annual Interest Payment Dates	Conversion Rate	Conversion Price
2026 Notes	August 15, 2026	0.25%	0.78%	February 15; August 15	53.7097	$19.23
2030 Notes	May 15, 2030	7.00%	9.48%	May 15; November 15	637.105	$1.57
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
The 2030 Notes become convertible during any calendar quarter if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 of the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. This condition was first met during the quarter ended September 30, 2025, and has been met in each subsequent quarter through June 30, 2026. Accordingly, the 2030 Notes became convertible at the option of the noteholders on October 1, 2025, remain convertible through September 30, 2026 and are classified as a current liability in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.
The following table summarizes the interest expense related to the Convertible Senior Notes (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contractual interest	$1	$3	$2	$3
Amortization of debt discount and issuance costs	—	1	1	2
Total Convertible Senior Notes interest expense	$1	$4	$3	$5
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
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
Fair Value of Financial Instruments
The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis (in millions):

	June 30, 2026
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$896	$896	$896	$—
Restricted cash	66	66	66	—
Liabilities:
Non-recourse asset-backed debt	$1,762	$1,755	$—	$1,755
Convertible senior notes	194	350	—	350

	December 31, 2025
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$962	$962	$962	$—
Restricted cash	339	339	339	—
Liabilities:
Non-recourse asset-backed debt	$1,120	$1,113	$—	$1,113
Convertible senior notes	193	384	—	384

7.PROPERTY AND EQUIPMENT
Property and equipment as of June 30, 2026 and December 31, 2025, consisted of the following (in millions):

	June 30, 2026	December 31, 2025
Internally developed software	$96	$107
Computers	5	3
Security systems	4	4
Office equipment	1	1
Furniture and fixtures	1	1
Software implementation costs	1	1
Leasehold improvements	1	—
Total	109	117
Accumulated depreciation and amortization	(85)	(90)
Property and equipment – net	$24	$27
Depreciation and amortization expense of $5 million and $11 million was recorded for the three and six months ended June 30, 2026, respectively. Depreciation and amortization expense of $8 million and $16 million was recorded for the three and six months ended June 30, 2025, respectively.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
8.GOODWILL AND INTANGIBLE ASSETS
For the six months ended June 30, 2026 and the year ended December 31, 2025, there were no additions to and no impairment of goodwill.
As of June 30, 2026 and December 31, 2025, the Company had no remaining intangible assets subject to amortization. There was no amortization expense recognized on the condensed consolidated statements of operations for both the six months ended June 30, 2026 and 2025.

9.SHARE-BASED AWARDS
Stock options and RSUs
A summary of the stock option activity for the six months ended June 30, 2026, is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance-December 31, 2025	3,327	$2.65	2.1	$11
Exercised	(248)	2.23
Expired	(30)	3.65
Balance-June 30, 2026	3,049	$2.67	1.7	$6
Exercisable-June 30, 2026	3,049	$2.67	1.7	$6
A summary of the RSU activity for the six months ended June 30, 2026, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested and outstanding-December 31, 2025	32,698	$3.45
Granted	11,833	4.97
Vested	(10,550)	2.25
Forfeited	(5,427)	3.02
Unvested and outstanding-June 30, 2026	28,554	$4.60

A summary of the market condition RSU activity for the six months ended June 30, 2026, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested and outstanding-December 31, 2025	101,418	$8.36
Granted	2,899	4.42
Forfeited	(769)	4.54
Unvested and outstanding-June 30, 2026	103,548	$8.28

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
The market condition awards granted during the six months ended June 30, 2026 have requisite service periods ranging from 6 months to five years. The fair value of market condition RSUs is estimated at the date of grant using a Monte Carlo simulation model, with assumptions consistent with those disclosed in “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 12. Share-based Awards,” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Three Months Ended March 31,

Stock-based compensation expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function as presented in the condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative	$107	$9	$217	$18
Sales, marketing and operations	2	2	4	4
Technology and development	10	2	18	5
Total stock-based compensation expense	$119	$13	$239	$27
The Company recognized $100 million and $205 million of compensation expense related to market condition awards during the three and six months ended June 30, 2026, respectively, with no comparable expense during the three and six months ended June 30, 2025. As of June 30, 2026 there was $551 million of unamortized stock-based compensation costs related to unvested market condition RSUs, which are expected to be recognized over a weighted-average period of approximately 2.1 years. As of June 30, 2026 and December 31, 2025, no market conditions were satisfied.
As of June 30, 2026, there was $104 million of unamortized stock-based compensation costs related to unvested RSUs, which are expected to be recognized over a weighted-average period of approximately 2.3 years.
10.WARRANTS
Marketing Warrants
On July 28, 2022, the Company entered into a warrant agreement with Zillow, Inc. (“Zillow”) in connection with a partnership arrangement that allows for Zillow to purchase up to 6 million shares of common stock that will vest in tranches (each, a “Tranche”) upon Zillow providing resale marketing services to the Company. As of June 30, 2026, one Tranche of 300,000 shares of common stock underlying the warrant has vested, with an exercise price of $15 per share, and none have been exercised.
Warrant Dividends
On November 6, 2025, our board of directors declared a distribution of a dividend in the form of warrants to purchase shares of our common stock. On November 21, 2025, a total of 99,295,146 Warrants were issued and distributed to the holders of record of common stock and 2030 Notes as of the November 18, 2025 record date. There was no material activity during the six months ended June 30, 2026 related to the Warrant Dividends. Refer to “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 11. Shareholders’ Equity,” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding the Warrant Dividends.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
The Company’s provision for income taxes, which consisted of state taxes in the United States and foreign income taxes in Canada and India was $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively, with an effective tax rate of (0.06)% and (0.06)%, respectively. The Company's provision for income taxes was $0.2 million and $0.4 million for the three and six months ended June 30, 2025, respectively, with an effective tax rate of (0.69)% and (0.35)%, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the recording of a full valuation allowance against the net deferred tax assets.
The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets by jurisdiction. Based on the Company’s history of operating losses, including a three-year cumulative loss position, the Company believes that based on the weight of available evidence, it is more likely than not that all of the deferred tax assets in the U.S. will not be realized and recorded a full valuation allowance of its federal and state net deferred tax assets as of June 30, 2026 and December 31, 2025.
In December 2021, the Organization for Economic Co-operation and Development (“OECD”) Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules (“Model Rules”) under Pillar Two. The Model Rules set forth the “common approach” for a Global Minimum Tax at 15 percent for multinational enterprises with a turnover of more than 750 million Euros. Certain aspects of Pillar Two were effective January 1, 2024 and other aspects were effective January 1, 2025. Various countries have adopted legislation and other countries are in the process of introducing legislation to implement Pillar Two. On January 5, 2026, the OECD announced changes to the Model Rules to include the “side-by-side” arrangement, which contains simplification measures as well as an exemption for U.S.-parented companies from certain aspects of the Pillar Two regime. The updated Model Rules will need to be enacted into local legislation to become effective. Pillar Two did not have a material impact on the Company’s condensed consolidated financial statements as of June 30, 2026. The Company continues to monitor developments and administrative guidance and to evaluate the potential impact of Pillar Two on its condensed consolidated financial statement for future periods.
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
12.NET LOSS PER SHARE
Basic net loss per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. During the periods when there is a net loss, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. No dividends, including preferred dividends, were declared, paid, or accumulated for the three and six months ended June 30, 2026 or 2025.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders for the three and six months ended June 30, 2026 and 2025 (in millions, except share amounts which are presented in thousands, and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic and diluted net loss per share:
Numerator:
Net loss	$(162)	$(29)	$(335)	$(114)
Denominator:
Weighted average shares outstanding – basic and diluted	965,780	729,484	962,574	726,529
Basic and diluted net loss per share	$(0.17)	$(0.04)	$(0.35)	$(0.16)
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Market Condition RSUs	103,548	—	103,548	—
Common Stock Warrants	99,588	300	99,588	300
RSUs	28,554	47,169	28,554	47,169
Convertible Senior Notes	26,208	—	26,970	—
Options	3,049	6,851	3,049	6,851
Employee Stock Purchase Plan	567	2,190	567	2,190
Total anti-dilutive securities	261,514	56,510	262,276	56,510
13.RELATED PARTIES
As of June 30, 2026, the retained interest in Mainstay Labs Inc. (“Mainstay”), a formerly consolidated subsidiary of the Company, that was deconsolidated on July 31, 2024 (the “Deconsolidation”), was $48 million, which is presented in Other assets in the condensed consolidated balance sheets. The investment is recognized as a non-marketable equity security investment under ASC 321, Investments - Equity Securities, and is measured at fair value on a non-recurring basis, with the fair value initially determined as of the transaction date. As of June 30, 2026, there has been no impairment or other observable price changes. As a result of the Company’s continued investment in Mainstay, transactions between the Company and Mainstay subsequent to the Deconsolidation are considered to be related-party transactions. Prior to the Deconsolidation, transactions between Mainstay and Opendoor were eliminated upon consolidation.
In connection with the Deconsolidation, the Company entered into a contractual agreement to provide Mainstay with certain transition administrative services for a limited period of time (“Transition Services”) and to fulfill certain funding obligations to be paid in the form of Mainstay Series A Preferred Stock at the original Series A Preferred Stock issuance price. In September 2025, the Company received $9 million of Series A Preferred Stock as consideration for the Transition Services and related funding requirements. The Company continued to fund bonuses for certain Mainstay employees, other than Mainstay Management, through November 2025. Amounts paid during both the three and six months ended June 30, 2025 were immaterial.
Subsequent to the Deconsolidation, the Company has no compensation arrangements with the management of Mainstay who are responsible for directing the activities that most significantly impact the economics of Mainstay (“Mainstay Management”). As of the Deconsolidation, outstanding Opendoor RSUs held by Mainstay employees, other than Mainstay Management, were modified so that the service-based vesting requirement will be satisfied as long as the Mainstay employee continues to provide services to Mainstay (“Post Deconsolidation RSUs”). During the three and six months ended June 30,

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
2026, 8,384 and 21,307 shares of common stock, respectively, were issued to Mainstay employees for the settlement of RSUs, net of shares withheld for participant taxes. As of June 30, 2026, all RSUs had vested.
In April 2025, the Company entered into an agreement with Mainstay to create Mainstay National Title LLC, which provides title and escrow services to institutional customers. The Company has a 25% interest in and provides certain services to Mainstay National Title LLC. The initial investment is recognized as an equity method investment under ASC 323, Investments – Equity Method and Joint Ventures. As of June 30, 2026, the carrying value of the equity method investment was $1 million and is presented in Other assets on the condensed consolidated balance sheets. During the three and six months ended June 30, 2026, the Company recognized revenue of $2 million and $5 million, respectively. During the three and six months ended June 30, 2025, the Company recognized revenue of $4 million and $4 million, respectively. This revenue is presented within the condensed consolidated statement of operations related to services provided to Mainstay National Title LLC.
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
The table below highlights the Company’s reportable segment’s expenses and net loss for the three and six months ended June 30, 2026 and 2025 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$883	$1,567	$1,603	$2,720
Less:
Cost of revenue	(797)	(1,439)	(1,445)	(2,493)
Direct selling costs(1)	(29)	(43)	(52)	(72)
Holding costs(2)	(11)	(23)	(23)	(40)
Advertising and other marketing expense(3)	(5)	(7)	(24)	(31)
Operations(4)	(14)	(15)	(26)	(31)
Fixed operating expense(5)	(35)	(31)	(68)	(70)
CEO make-whole provision(6)	(4)	—	(9)	—
Stock-based compensation	(19)	(13)	(34)	(27)
Stock-based compensation for market condition RSUs	(100)	—	(205)	—
Interest expense	(29)	(36)	(52)	(69)
Interest income	8	9	18	14
Other(7)	(10)	2	(18)	(15)
Net loss	$(162)	$(29)	$(335)	$(114)
________________

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
During the six months ended June 30, 2026, the Company initiated the closure of its Indian subsidiary. The Company recognized $3 million of restructuring expenses related to post-employment benefits for approximately 150 employees, as well as other cost associated with the closure, including $1 million related to the early termination of a lease. Payments for restructuring costs incurred during the six months ended June 30, 2026 will be substantially completed by the fourth quarter of 2026.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
During the six months ended June 30, 2025, the Company recognized $6 million of restructuring expenses related to post-employment benefits for approximately 125 employees, as well as other cost reduction efforts. Additionally, the Company incurred $3 million of costs related to the early termination of a lease. Payments for restructuring costs incurred during the six months ended June 30, 2025 were substantially completed by the third quarter of 2025.
As of June 30, 2026 and December 31, 2025, the restructuring liability balance was $2 million and $1 million, respectively.

June 30, 2026
Balance-December 31, 2025	$1
Additions charged to expense	3
Costs paid or otherwise settled	(2)
Balance- June 30, 2026	$2
17.SUBSEQUENT EVENTS
On July 20, 2026, the Company completed the acquisition of certain assets and equity interests of a closing and escrow operations business for total consideration of $10 million.
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
Overview
Opendoor’s mission is to tilt the world in favor of homeowners, by making homeownership simpler, faster, and fairer for everyone. Residential real estate is a trillion-dollar industry underpinned by a process that is complicated, time-consuming, stressful, and offline. Our data-driven pricing models and integrated local operations are modernizing residential real estate by providing a simple, certain, and largely digital way to buy and sell homes. Since our founding, we have completed over 305,000 transactions across the United States, making us one of the largest buyers and sellers of homes in the United States.
Financial Highlights and Operating Metrics

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except percentages, homes purchased, homes sold, and homes in inventory)	2026	2025	Change	2026	2025	Change
Revenue	$883	$1,567	$(684)	$1,603	$2,720	$(1,117)
Gross profit	$86	$128	$(42)	$158	$227	$(69)
Gross margin	9.7%	8.2%		9.9%	8.3%
Net loss	$(162)	$(29)	$(133)	$(335)	$(114)	$(221)
Homes sold	2,339	4,299	(1,960)	4,260	7,245	(2,985)
Homes purchased	4,378	1,757	2,621	6,852	5,366	1,486
Homes in inventory (at period end)	5,459	4,538	921	5,459	4,538	921
Inventory (at period end)	$1,845	$1,530	$315	$1,845	$1,530	$315
Percentage of homes “on the market” for greater than 120 days (at period end)	9%	36%		9%	36%
Non-GAAP Financial Highlights (1)
Contribution Profit	$51	$69	$(18)	$83	$123	$(40)
Contribution Margin	5.8%	4.4%		5.2%	4.5%
Adjusted EBITDA	$(4)	$23	$(27)	$(35)	$(7)	$(28)
Adjusted EBITDA Margin	(0.5)%	1.5%		(2.2)%	(0.3)%
Adjusted Net Loss	$(30)	$(9)	$(21)	$(79)	$(72)	$(7)
________________
(1)See “—Non-GAAP Financial Measures” for further details and a reconciliation of such non-GAAP measures to their nearest comparable GAAP measures.
Current Housing Environment
The U.S. housing market remains constrained by elevated mortgage rates and persistent affordability challenges. Existing home sales remain at a seasonally adjusted annual rate of around 4 million units, representing a 30-year low and roughly 20% below the pre-pandemic decade average of approximately 5 million annual sales. As of June 2026, home prices were roughly

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
flat year-over-year. Inventory levels are modestly constrained, representing nearly 5 months of supply as of June 2026. After falling to just under 6% in late February 2026, mortgage rates rose through the second quarter, ending June in the mid-6% range. Seller-buyer disconnect persists, with delistings (homes withdrawn from the market without selling) reaching the highest levels in Opendoor’s operating history.
In response to these market conditions, we maintained a disciplined, data-driven approach to managing our business, dynamically adjusting our pricing strategies to balance growth, margin, and risk. We continued our tailored spread approach, providing stronger offers for higher-quality homes with greater expected resale velocity while maintaining higher spreads for lower-quality homes with elevated risk and slower resale clearance expectations. We believe this approach will continue to increase the likelihood of offer acceptance among higher-quality homes, improve the overall quality mix of homes in our portfolio, and support faster sell‑through. In addition, we dynamically adjust list prices to calibrate to market sell‑through rates and drive resale clearance. We closely monitor macroeconomic developments and remain agile in our decision-making, enabling us to respond effectively to shifts in interest rates and broader market conditions.
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
Partnership channels with homebuilders, agents, and online real estate platforms are an important source of leads for our business. We have relationships with three of the largest online real estate platforms, Zillow, Realtor.com, and Redfin, which together reach millions of unique monthly visitors and allow home sellers to request an offer directly from Opendoor. In addition to driving incremental acquisitions, we expect these partnerships to build our brand awareness and serve as additional avenues for sellers to learn about the benefits of our products.
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
Adjacent Services
We believe home sellers and buyers value simplicity and certainty. To that end, we are building an online, integrated suite of home services, which currently includes title insurance, escrow services, mortgage and real estate brokerage services.
Our success with title insurance and escrow services helps validate our view that customers prefer an online, integrated experience. In the first quarter of 2026, we launched a mortgage product offering through Opendoor Home Loans LLC, which we believe over time can improve our customer experience and unit economics by integrating mortgage financing directly into our home transaction platform. We will continue to evaluate new ways to improve our end-to-end solution and expect to invest in additional adjacent products and services over time, including through potential strategic transactions, growth opportunities, or partnerships, with the expectation that these adjacent services will continue to improve our unit economics.

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
Inventory Management
Effectively managing our overall inventory position and balancing growth, margin, resale velocity, and risk are critical to our financial performance. Since our inception, we have prioritized investment in our pricing capabilities across our home acquisition processes and our forecasting and resale systems, and expect to continue to do so. As part of our overall risk management framework, we consider both individual market and aggregate portfolio exposures. We prioritize resale speed to reduce market exposure and to support inventory health, and we monitor sell-through rates, holding periods, and portfolio aging, calibrating our list prices to market clearance. We also calibrate the spreads embedded in our offers based on home-specific attributes, including expected resale velocity and risk profile, as well as local market conditions. Spreads are defined as total discount to our home valuation at time of offer less the Opendoor service fee.
Real estate inventory is reviewed for valuation adjustments on a quarterly basis. If the carrying amount for a given home is not expected to be recovered, an inventory valuation adjustment is recorded to cost of revenue and the home’s carrying value is adjusted to its net realizable value. Inventory valuation adjustments are not offset by any expected gains and are not reversed or adjusted should the expected net realizable value subsequently increase. We recorded inventory valuation adjustments of $14 million and $23 million during the three and six months ended June 30, 2026, respectively, and $21 million and $34 million during the three and six months ended June 30, 2025, respectively. See “Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Real Estate Inventory” in our Annual Report on Form 10-K for the year ended December 31, 2025.
As one key measure of inventory management performance, we evaluate our portfolio metrics relative to the broader market (as observed on the multiple listing services (“MLS”)). One such metric is our percentage of homes “on the market” for greater than 120 days as measured from initial listing date. As of June 30, 2026, such homes represented 9% of our portfolio, compared to 27% for the broader market when filtered for the types of homes we are able to underwrite and acquire based on characteristics such as market, price range, home type, home location, year built and lot size (which we refer to as our “buybox”). This metric fluctuates based on seasonal factors, market dynamics, and our resale strategies.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table presents a reconciliation of our Adjusted Gross Profit and Contribution Profit to our gross profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentages)	2026	2025	2026	2025
Revenue (GAAP)	$883	$1,567	$1,603	$2,720
Gross profit (GAAP)	$86	$128	$158	$227
Gross Margin	9.7%	8.2%	9.9%	8.3%
Adjustments:
Inventory valuation adjustment – Current Period(1)(2)	14	21	18	27
Inventory valuation adjustment – Prior Periods(1)(3)	(9)	(14)	(18)	(19)
Adjusted Gross Profit	$91	$135	$158	$235
Adjusted Gross Margin	10.3%	8.6%	9.9%	8.6%
Adjustments:
Direct selling costs(4)	(29)	(43)	(52)	(72)
Holding costs on sales – Current Period(5)(6)	(3)	(6)	(11)	(20)
Holding costs on sales – Prior Periods(5)(7)	(8)	(17)	(12)	(20)
Contribution Profit	$51	$69	$83	$123
Contribution Margin	5.8%	4.4%	5.2%	4.5%
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table presents a reconciliation of our Adjusted Net Loss and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except percentages)	2026	2025	2026	2025
Revenue (GAAP)	$883	$1,567	$1,603	$2,720
Net loss (GAAP)	$(162)	$(29)	$(335)	$(114)
Adjustments:
Stock-based compensation	19	13	34	27
Stock-based compensation for market condition RSUs	100	—	205	—
Equity securities fair value adjustment(1)	—	—	—	3
Amortization of stock-based compensation capitalized to IDSW	3	4	6	7
Inventory valuation adjustment – Current Period(2)(3)	14	21	18	27
Inventory valuation adjustment – Prior Periods(2)(4)	(9)	(14)	(18)	(19)
Restructuring(5)	3	6	3	9
CEO make-whole provision(6)	4	—	9	—
Loss (gain) on extinguishment of debt	—	(10)	1	(10)
Other(7)	(2)	—	(2)	(2)
Adjusted Net Loss	$(30)	$(9)	$(79)	$(72)
Adjustments:
Depreciation and amortization, excluding amortization of intangibles	5	5	10	10
Property financing(8)	24	29	43	58
Other interest expense(9)	5	7	9	11
Interest income(10)	(8)	(9)	(18)	(14)
Adjusted EBITDA	$(4)	$23	$(35)	$(7)
Adjusted EBITDA Margin	(0.5)%	1.5%	(2.2)%	(0.3)%
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
(5)Restructuring expense consists primarily of severance and other termination benefits for employees whose roles have been eliminated, consulting fees, and expenses related to the termination of certain leases incurred during the restructuring process.
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
(8)Includes interest expense on our non-recourse asset-backed debt facilities.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)

Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Three Months Ended June 30,		Change in
(in millions, except percentages)	2026	2025	$	%
Revenue	$883	$1,567	$(684)	(44)%
Cost of revenue	797	1,439	(642)	(45)%
Gross profit	86	128	(42)	(33)%
Operating expenses:
Sales, marketing and operations	65	86	(21)	(24)%
General and administrative	135	28	107	382%
Technology and development	27	21	6	29%
Restructuring	3	6	(3)	(50)%
Total operating expenses	230	141	89	63%
Loss from operations	(144)	(13)	(131)	N/M
(Loss) gain on extinguishment of debt	—	10	(10)	N/M
Interest expense	(29)	(36)	7	(19)%
Other income-net	11	10	1	10%
Loss before income taxes	(162)	(29)	(133)	459%
Income tax expense	—	—	—	N/M
Net loss	$(162)	$(29)	$(133)	459%
N/M - Not meaningful.

	Six Months Ended June 30,		Change in
(in millions, except percentages)	2026	2025	$	%
Revenue	$1,603	$2,720	$(1,117)	(41)%
Cost of revenue	1,445	2,493	(1,048)	(42)%
Gross profit	158	227	(69)	(30)%
Operating expenses:
Sales, marketing and operations	135	184	(49)	(27)%
General and administrative	272	61	211	346%
Technology and development	51	42	9	21%
Restructuring	3	9	(6)	(67)%
Total operating expenses	461	296	165	56%
Loss from operations	(303)	(69)	(234)	339%
(Loss) gain on extinguishment of debt	(1)	10	(11)	N/M
Interest expense	(52)	(69)	17	(25)%
Other income-net	21	14	7	50%
Loss before income taxes	(335)	(114)	(221)	194%
Income tax expense	—	—	—	N/M
Net loss	$(335)	$(114)	$(221)	194%
N/M - Not meaningful.
Revenue
Revenue decreased by $684 million, or 44%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease in revenue was primarily attributable to lower sales volumes in the second quarter of 2026, which was driven by lower homes in inventory entering the quarter. We began the second quarter of 2026 with 3,420 homes in inventory, compared to 7,080 homes at the beginning of the second quarter of 2025. We sold 2,339 homes during the three months ended June 30, 2026, compared to 4,299 homes during the three months ended June 30, 2025, representing a decrease of 46%. Revenue per home sold increased 4% between the same periods.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Revenue decreased by $1.1 billion, or 41%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease in revenue was primarily attributable to lower sales volumes in the first half of 2026, which was driven by lower homes in inventory entering the year. We began 2026 with 2,867 homes in inventory, compared to 6,417 homes at the beginning of 2025. We sold 4,260 homes during the six months ended June 30, 2026, compared to 7,245 homes during the six months ended June 30, 2025, representing a decrease of 41%. Revenue per home sold was flat between the same periods.
Cost of Revenue and Gross Profit
Cost of revenue decreased by $642 million, or 45%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease in cost of revenue was primarily attributable to lower sales volumes and partially offset by a 2% increase in cost of revenue per home sold.
Cost of revenue decreased by $1.0 billion, or 42%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease in cost of revenue was primarily attributable to lower sales volumes and a 1% decrease in cost of revenue per home sold.
Gross profit decreased from $128 million to $86 million and gross margin increased from 8.2% to 9.7% for the three months ended June 30, 2025 and June 30, 2026, respectively. For the same periods, Adjusted Gross Margin increased from 8.6% to 10.3% and Contribution Margin increased from 4.4% to 5.8%. The decrease in gross profit was attributable to lower sales volumes as discussed above. The increase in Gross Margin, Adjusted Gross Margin, and Contribution Margin was partially driven by a favorable mix of fresher inventory sold during the period, together with an increase in margin from adjacent services. As a reminder, Adjusted Gross Margin and Contribution Margin include inventory valuation adjustments recorded in prior periods on homes sold in the current period and exclude inventory valuation adjustments on homes remaining in inventory at the end of the period, which can create significant differences between these metrics and gross margin. Adjusted Gross Margin and Contribution Margin are non-GAAP financial measures. See “— Non-GAAP Financial Measures” for further details and a reconciliation of such non-GAAP measures to their nearest comparable GAAP measures.
Gross profit decreased from $227 million to $158 million and gross margin increased from 8.3% to 9.9% for the six months ended June 30, 2025 and June 30, 2026, respectively. For the same periods, Adjusted Gross Margin increased from 8.6% to 9.9% and Contribution Margin increased from 4.5% to 5.2%. The decrease in gross profit was attributable to lower sales volumes as discussed above. The increase in Gross Margin, Adjusted Gross Margin, and Contribution Margin is driven by an increase in adjacent services. Adjusted Gross Margin and Contribution Margin are non-GAAP financial measures. See “— Non-GAAP Financial Measures” for further details and a reconciliation of such non-GAAP measures to their nearest comparable GAAP measures.
Operating Expenses
Sales, Marketing and Operations. Sales, marketing and operations decreased by $21 million, or 24%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily attributable to a $14 million decrease in Direct selling costs, consistent with lower sales volumes, a $3 million decrease in property holding costs due to a decrease in average homes in inventory, and a $2 million decrease in advertising expense, which decreased from $7 million for the three months ended June 30, 2025 to $5 million for the three months ended June 30, 2026.
Sales, marketing and operations decreased by $49 million, or 27%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily attributable to a $20 million decrease in Direct selling costs, consistent with lower sales volumes, a $14 million decrease in property holding costs due to a decrease in average homes in inventory, a $7 million decrease in advertising expense, which decreased from $31 million for the six months ended June 30, 2025 to $24 million for the six months ended June 30, 2026, and a $6 million decrease in headcount expenses, including salaries and benefits as we streamlined our organization.
General and Administrative. General and administrative increased by $107 million, or 382%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily attributable to a $98 million increase in stock-based compensation expenses, including $95 million related to market condition restricted stock units granted to executives, and a $4 million expense related to the CEO make-whole provision.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
General and administrative increased by $211 million, or 346%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily attributable to a $199 million increase in stock-based compensation expenses, including $194 million related to market condition restricted stock units granted to executives, and a $9 million expense related to the CEO make-whole provision.
Technology and Development. Technology and development increased by $6 million, or 29%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily attributable to a $10 million increase in stock-based compensation expenses, including $5 million related to market condition restricted stock units granted to executives, partially offset by a $6 million decrease in IDSW expenses due to increased capitalization and decreased amortization.
Technology and development increased by $9 million, or 21%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily attributable to a $15 million increase in stock-based compensation expenses, including $9 million related to market condition restricted stock units granted to executives, partially offset by a $6 million decrease in IDSW expenses due to increased capitalization and decreased amortization.
Restructuring. Restructuring decreased by $3 million for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. For the three months ended June 30, 2026 and 2025, the Company incurred $3 million and $6 million, respectively, of restructuring expenses related to workforce reductions, associated consulting fees, and lease termination cost.
Restructuring decreased by $6 million, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. For the six months ended June 30, 2026 and 2025, the Company incurred $3 million and $9 million, respectively, of restructuring expenses related to workforce reductions, associated consulting fees, and lease termination costs.
(Loss) Gain on Extinguishment of Debt
(Loss) gain on extinguishment of debt decreased by $10 million, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The gain on extinguishment of debt during the three months ended June 30, 2025 was primarily attributable to the $10 million gain recognized on the Company’s partial extinguishment of its 2026 Notes.
(Loss) gain on extinguishment of debt decreased by $11 million, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The gain on extinguishment of debt during the six months ended June 30, 2025 was primarily attributable to the $10 million gain recognized on the Company’s partial extinguishment of its 2026 Notes.
Interest Expense
Interest expense decreased by $7 million, or 19%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily attributable to lower average balances on our non-recourse asset-backed debt.
Interest expense decreased by $17 million, or 25%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily attributable to lower average balances on our non-recourse asset-backed debt.
Other Income — Net
Other income — net increased by $1 million, or 10%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Other income — net increased by $7 million, or 50%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily attributable to a $3 million increase in interest income due to an increase in average cash, cash equivalents and restricted cash balances and the non-recurrence of a $3 million expense related to changes in the fair value of marketable equity securities that was recognized in the six months ended June 30, 2025.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Income Tax Expense
Income tax expense changed by a nominal amount for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities. As of June 30, 2026, we had cash and cash equivalents of $896 million and restricted cash of $66 million. The decrease in our cash and cash equivalents balance of $66 million as compared to December 31, 2025 resulted primarily from an increase in real estate inventory and operating losses. Restricted cash decreased $273 million as compared to December 31, 2025, primarily reflecting the deployment of cash to acquire real estate inventory, and improved inventory health, which allowed us to finance homes closer to the maximum advance rates available under our non-recourse asset-backed debt facilities.
As of June 30, 2026, the Company had total outstanding balances on our asset-backed debt of $1.8 billion and aggregate principal outstanding from convertible senior notes of $197 million. In addition, we had undrawn borrowing capacity of $5.7 billion under our non-recourse asset-backed debt facilities (as described further below), of which $25 million was committed.
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
As of June 30, 2026, the $135 million outstanding principal balance of the 2026 Notes and the $62 million outstanding principal balance of the 2030 Notes are classified as a current liability in the condensed consolidated balance sheet. The 2026 Notes mature on August 15, 2026. While the 2030 Notes mature on May 15, 2030, they become convertible during any calendar quarter if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 of the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. As of June 30, 2026, this condition was met and the 2030 Notes are convertible through September 30, 2026. See “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 5. Credit Facilities, Long-Term Debt, and Convertible Notes” for additional conversion conditions.
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
The table below summarizes the outstanding warrants as of June 30, 2026:

June 30, 2026	Trading Symbol	Exercise Price	Warrants Outstanding
Series K Warrants	OPENW	$9.00	33,093,123
Series A Warrants	OPENL	$13.00	33,097,431
Series Z Warrants	OPENZ	$17.00	33,097,536
Total			99,288,090
We have incurred losses from inception through June 30, 2026, with the exception of net income during the three months ended March 31, 2022 and three months ended June 30, 2023, and we expect to incur additional losses in the future. Our ability

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
to service our debt and fund working capital, business operations and capital expenditures will depend on our ability to generate cash from operating activities, which is subject to our future operating success, and ability to obtain inventory acquisition financing on reasonable terms, which is subject to factors beyond our control, including potential economic recession, rising interest rates, inflation and general economic, political and financial market conditions.
Our working capital requirements may increase should our inventory balance increase. We believe our cash and cash equivalents, together with cash we expect to generate from future operations and borrowings, will be sufficient to meet our working capital and capital expenditure requirements for a period of at least 12 months from the date of this Quarterly Report on Form 10-Q.
Debt and Financing Arrangements
Our financing activities include: short-term borrowings under our asset-backed senior revolving credit facilities; the issuance of long-term asset-backed senior term debt, asset-backed mezzanine term debt, convertible debt, and new issuances of equity. Historically, we have required access to external financing resources in order to fund growth, expansion and strategic initiatives, and we expect this to continue in the future. Our access to capital markets can be impacted by factors outside our control, including economic conditions.
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
Our asset-backed facilities are each collateralized by a specified pool of assets, consisting of real estate inventory, restricted cash and equity interests in certain consolidated subsidiaries of Opendoor that directly or indirectly own our real estate inventory. The terms of our inventory financing facilities require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). As of June 30, 2026, the Company was in compliance with all financial covenants.
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table summarizes certain details related to our non-recourse asset-backed debt as of June 30, 2026 (in millions, except interest rates):

		Outstanding Amount
June 30, 2026	Borrowing Capacity	Current	Non-Current	Weighted Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Non-Recourse Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$—	$—	—%	June 25, 2027	June 25, 2027
Revolving Facility 2018-3	750	275	—	6.56%	December 11, 2028	December 11, 2028
Revolving Facility 2019-1	300	—	—	—%	February 18, 2027	February 18, 2027
Revolving Facility 2019-2	450	291	—	6.50%	October 2, 2026	October 1, 2027
Revolving Facility 2019-3	300	125	—	6.58%	April 5, 2028	April 4, 2029
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	400	—	100	6.41%	February 24, 2027	August 24, 2027
Term Debt Facility 2021-S3	1,000	—	625	3.75%	January 31, 2027	July 31, 2027
Total	$4,200	$691	$725
Issuance Costs		—	(2)
Carrying Value		$691	$723

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	3,000	—	200	12.50%	February 25, 2028	February 25, 2029
Term Debt Facility 2022-M1	250	—	150	12.50%	January 31, 2027	November 1, 2027
Total	$3,250	$—	$350
Issuance Costs			(2)
Carrying Value			$348

Total Non-Recourse Asset-backed Debt	$7,450	$691	$1,071
Asset-backed Senior Revolving Credit Facilities
We classify the senior revolving credit facilities as current liabilities on our condensed consolidated balance sheets. In some cases, the borrowing capacity amounts under the asset-backed senior revolving credit facilities as reflected in the table are not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. As of June 30, 2026, we had committed borrowing capacity with respect to asset-backed senior revolving credit facilities of $400 million.
The revolving period end dates and final maturity dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. Certain of our asset-backed senior revolving credit facilities may also have additional extension options that are subject to lender approval that are not reflected in the table above.
Asset-backed Senior Term Debt Facilities
We classify our senior term debt facilities as current or non-current liabilities in our condensed consolidated balance sheets based on the applicable final maturity date. The carrying value of the non-current liabilities is reduced by issuance costs of $2 million. In some cases, the borrowing capacity amounts under the asset-backed senior term debt facilities as reflected in the table are not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. As of June 30, 2026, we had committed borrowing capacity with respect to asset-backed senior term debt facilities of $725 million.

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
Asset-backed Mezzanine Term Debt Facilities
In addition to the asset-backed senior revolving credit facilities and asset-backed senior term debt facilities, we have issued asset-backed mezzanine term debt facilities which are subordinated to the related senior facilities. The borrowing capacity amounts under the asset-backed mezzanine term debt facilities as reflected in the table are not fully committed and any borrowing above the committed amounts are subject to the applicable lender’s discretion. As of June 30, 2026, we had committed borrowing capacity with respect to asset-backed mezzanine term debt facilities of $350 million.
Convertible Senior Notes
In August 2021, we issued the 2026 Notes and in May 2025, we issued the 2030 Notes. The table below summarizes certain details related to our Convertible Senior Notes (in millions), as of June 30, 2026:

June 30, 2026	Remaining Aggregate Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
2026 Notes	$135	$—	$135
2030 Notes	62	(3)	59
Total Convertible Senior Notes	$197	$(3)	$194
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as well as the assets, liabilities and equity related to Opendoor Technologies Inc. (Parent Company Only) (“Parent Company”) and subsidiaries that are not VIEs, as of June 30, 2026 (in millions):

		VIE	Non-VIE	Total
CURRENT ASSETS:
Cash and cash equivalents		$—	$896	$896
Restricted cash		61	5	66
Escrow receivable		13	—	13
Real estate inventory		1,862	3	1,865
Inventory valuation adjustment		(20)	—	(20)
Real estate inventory, net		1,842	3	1,845
Other current assets		6	24	30
Total current assets		1,922	928	2,850
OTHER ASSETS	(1)	—	111	111
TOTAL ASSETS		$1,922	$1,039	$2,961

CURRENT LIABILITIES:
Current asset-backed senior revolving credit		$691	$—	$691
Convertible senior notes – current portion		—	194	194
Other current liabilities	(2)	32	51	83
Total current liabilities		723	245	968
Non-current asset-backed mezzanine term debt		348	—	348
Non-current asset-backed senior term debt		723	—	723
LEASE LIABILITIES – Net of current portion		—	6	6
OTHER LIABILITIES		—	2	2
TOTAL LIABILITIES		$1,794	$253	$2,047

SHAREHOLDERS’ EQUITY:		$128	$786	$914
________________
(1)The Company’s consolidated Other Assets include the following assets as shown in the condensed consolidated balance sheets: Property and Equipment - Net, $24 million; Right of Use Assets, $10 million; Goodwill, $3 million; and Other Assets, $74 million.
(2)The Company’s consolidated Other Current Liabilities include the following liabilities as shown in the condensed consolidated balance sheets: Accounts Payable and Other Accrued Liabilities, $78 million; Interest Payable, $3 million; and Lease Liabilities – Current, $2 million.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Six Months Ended June 30,
(in millions)	2026	2025
Net cash (used in) provided by operating activities	$(964)	$544
Net cash (used in) provided by investing activities	$(14)	$—
Net cash provided by (used in) financing activities	$639	$(122)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(339)	$422
Net Cash (Used in) Provided by Operating Activities
Net cash (used in) provided by operating activities was $(964) million and $544 million for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, cash used in operating activities was primarily driven by the $932 million increase in real estate inventory and our net loss, net of non-cash items, of $50 million. For the six months ended June 30, 2025, cash provided by operating activities was primarily driven by a $593 million decrease in real estate inventory, partially offset by our net loss, net of non-cash items, of $33 million.
Net Cash (Used in) Provided by Investing Activities
Net cash (used in) provided by investing activities was $(14) million and $— million for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, cash used in investing activities consisted of a $9 million increase in property and equipment primarily related to IDSW capitalization and a $5 million increase in non-marketable equity securities. For the six months ended June 30, 2025, cash provided by investing activities primarily consisted of a decrease in marketable securities of $6 million, offset by a $6 million increase in property and equipment primarily related to IDSW capitalization.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by (used in) financing activities was $639 million and $(122) million for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, cash provided by financing activities was primarily attributable to $638 million net proceeds from non-recourse asset-backed debt. For the six months ended June 30, 2025, cash used in financing activities was primarily attributable to $182 million net principal payments on non-recourse asset-backed debt, partially offset by $75 million of proceeds from the issuance of convertible senior notes, net of discount.
Contractual Obligations and Commitments
Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. There have been no material changes outside the ordinary course of business in our

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
commitments under contractual obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. Below is a table that shows our material contractual obligations as of June 30, 2026:

	Payment Due by Year
(in millions)	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Senior revolving credit facilities(1)	$702	$702	$—	$—	$—
Senior and mezzanine term debt facilities(2)	1,200	74	1,126	—	—
Convertible senior notes(3)	201	201	—	—	—
Operating leases(4)	11	2	5	4	—
Purchase commitments(5)	736	736	—	—	—
Total	$2,850	$1,715	$1,131	$4	$—
______________
(1)Represents the principal amounts outstanding as of June 30, 2026. Includes estimated interest payments, calculated using the variable rate in existence at period end over an assumed holding period of 90 days. Borrowings under the senior revolving credit facilities are payable as the related inventory is sold. The payment is expected to be within one year of June 30, 2026.
(2)Represents the principal amounts outstanding as of June 30, 2026 and estimated interest payments assuming the principal balances remain outstanding until maturity. The final maturity dates of the senior and mezzanine term debt facilities vary, as discussed above.
(3)Represents the principal amounts outstanding and interest payments for the 2026 Notes through maturity and the principal amounts outstanding for the 2030 Notes assuming conversion within one year (noteholders may convert through September 30, 2026). The 2030 Notes mature on May 15, 2030, assuming no conversions, total future cash outflows would be as follows:

	Payment Due by Year
(in millions)	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Convertible senior notes	$214	$139	$9	$66	$—
(4)Represents future payments for long-term operating leases that have commenced, or have been executed but not yet commenced, as of June 30, 2026.
(5)As of June 30, 2026, we were under contract to purchase 2,310 homes for an aggregate purchase price of $736 million.
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
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the condensed consolidated financial statements. Based on this definition, critical accounting policies and estimates are discussed in “Part II – Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to these critical accounting estimates during the first six months of 2026. In addition, we have other key accounting policies and estimates that are described in “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 1. Description of Business and Accounting Policies” in this Quarterly Report on Form 10-Q.

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
Interest Rate Risk
We are subject to market risk by way of changes in interest rates on borrowings under our inventory financing facilities. As of June 30, 2026, we had total outstanding balances on our asset-backed debt of $1.8 billion, 55% of which was based on a fixed rate with an average duration of 1.4 years and the remaining 45% was based on a floating rate. Total property financing interest expense for the six months ended June 30, 2026 was $43 million, of which $34 million was fixed and $9 million was floating. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. Many of our floating rate debt facilities also have benchmark rate floors. See “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 5. Credit Facilities, Long-Term Debt, and Convertible Notes” for additional information regarding our inventory financing facilities and fixed and floating interest rates. Assuming no change in the outstanding borrowings on our credit facilities, we estimate that a one percentage point increase in applicable benchmark rates would increase our annual interest expense by approximately $8 million as of June 30, 2026.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our Chief Executive

OPENDOOR TECHNOLOGIES INC.

Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a)     None.
(b)     None.
(c)     During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

OPENDOOR TECHNOLOGIES INC.

Item 6. Exhibits.
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1		Certificate of Incorporation of Opendoor Technologies Inc.	8-K	001-39253	3.1	12/18/2020
3.2		Amended and Restated Bylaws of Opendoor Technologies Inc.	8-K	001-39253	3.1	01/24/2023
4.1		Specimen Common Stock Certificate of Opendoor Technologies Inc.	S-4/A	333-249302	4.5	11/06/2020
4.2		Warrant Agreement, dated July 28, 2022, between Opendoor Technologies Inc. and Zillow, Inc.	8-K	001-39253	99.2	08/05/2022
4.3		Warrant Agreement (including Form of Warrant), dated November 21, 2025, by and between the Company and Equiniti Trust Company, LLC, as Warrant Agent.	8-K	001-39253	4.1	11/21/2025
4.4		Indenture, dated as of May 16, 2025, between Opendoor Technologies Inc. and U.S. Bank Trust Company, National Association as Trustee.	8-K	001-39253	4.1	05/19/2025
4.5		Form of 7.000% Convertible Senior Notes due 2030.	8-K	001-39253	Exhibit A to 4.1	05/19/2025
10.1	#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement (Non-Employee Director) under 2020 Incentive Award Plan					*
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*
101.SCH		Inline XBRL Taxonomy Extension Schema Document					*
101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document					*
101.DEF		Inline XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB		Inline XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document					*
104		Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)					*
________________
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

OPENDOOR TECHNOLOGIES INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENDOOR TECHNOLOGIES INC.

Date:	August 04, 2026	By:	/s/ Kaz Nejatian

			Name:	Kaz Nejatian
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	August 04, 2026	By:	/s/ Christy Schwartz

			Name:	Christy Schwartz
			Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)