Form 10-Q
period 2026-09-30
Opendoor Technologies Inc.
filed 2026-11-05
CIK 1801169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Registrant’s telephone number, including area code
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of registrant’s common stock outstanding as of October 29, 2026 was approximately 930,238,919.

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
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding: current and future health and stability of the residential housing market and the general economy; volatility of mortgage interest rates; changes in resale clearance rates and expectations regarding future behavior of consumers and partners; the health and status of our financial condition; our liquidity position; anticipated future results of operations or financial performance; priorities of the Company to achieve future financial and business goals; impacts to our business from political and regulatory activity, including regulation of residential housing markets, trade policies, tariffs and geopolitical conflict; the likelihood of offer acceptance among high-quality homes in response to refinements to our spread policy; our ability to continue to effectively navigate the markets in which we operate; anticipated future and ongoing impacts and benefits of acquisitions, partnership channel expansions, product innovations and other business decisions; health of our balance sheet to weather ongoing market transitions and any expectation to quickly re-scale in the future upon market stabilization; our ability to adopt an effective approach to manage economic and industry risk, as well as inventory health, including by improving the quality of homes in our portfolio and supporting faster sell-through; our expectations with respect to the future success of our partnerships; our business strategy and plans, including plans to grow market share; market opportunity and expansion and objectives of management for future operations, including statements regarding the benefits and timing of the roll out of new products or technology, including our mortgage product, and our expectations regarding improving customer experience and unit economics through such mortgage product; and the expected diversification of funding sources, are forward-looking statements. When used in this Quarterly Report on Form 10-Q, words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “might,” “opportunity,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “strategy,” “strive,” “target,” “vision,” “will,” or “would,” or any negative of these words or other similar terms or expressions may identify forward-looking statements. The absence of these words does not mean that a statement is not forward-looking.
These forward-looking statements are based on information available as of the date of this Quarterly Report on Form 10-Q and current expectations, forecasts and assumptions, which involve a number of judgments, risks and uncertainties, including, without limitation, risks related to:
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
•our ability to operate and grow our business products, including the ability to obtain sufficient financing and resell purchased homes;
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
•our ability to manage our liquidity and capital resources and access sources of capital, including our ability to satisfy the obligations of our outstanding convertible notes and our ability to conduct debt and equity financings to support our real estate inventories;
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
•the impact of the regulatory environment, proposed regulations and potential regulatory instability within our industry and complexities with compliance related to such environment;
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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

		September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents		$910	$962
Restricted cash		98	339
Escrow receivable		14	4
Real estate inventory, net		2,568	925
Other current assets ($1 and $0 carried at fair value)		30	69
Total current assets		3,620	2,299
PROPERTY AND EQUIPMENT – Net		25	27
RIGHT OF USE ASSETS		9	8
GOODWILL		7	3
INTANGIBLES – Net		5	—
OTHER ASSETS		74	70
TOTAL ASSETS	(1)	$3,740	$2,407
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities		$71	$80
Asset-backed debt – current portion		2,016	52
Convertible senior notes – current portion		59	193
Interest payable		6	1
Lease liabilities – current portion		2	1
Total current liabilities		2,154	327
ASSET-BACKED DEBT – Net of current portion		348	1,068
CONVERTIBLE SENIOR NOTES – Net of current portion		639	—
LEASE LIABILITIES – Net of current portion		6	6
OTHER LIABILITIES		1	1
Total liabilities	(2)	3,148	1,402
COMMITMENTS AND CONTINGENCIES (See Note 17)
SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value; 3,000,000,000 shares authorized; 929,213,532 and 957,245,487 shares issued, respectively; 929,213,532 and 957,245,487 shares outstanding, respectively		—	—
Additional paid-in capital		6,179	6,038
Accumulated deficit		(5,586)	(5,033)
Accumulated other comprehensive loss		(1)	—
Total shareholders’ equity		592	1,005
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY		$3,740	$2,407
________________
(1)The Company’s consolidated assets at September 30, 2026 and December 31, 2025 include the following assets of certain variable interest entities (“VIEs”) that can only be used to settle the liabilities of those VIEs: Restricted cash, $93 and $334; Real estate inventory, net, $2,552 and $916; Escrow receivable, $14 and $4; Other current assets, $7 and $3; and Total assets of $2,666 and $1,257, respectively.
(2)The Company’s consolidated liabilities at September 30, 2026 and December 31, 2025 include the following liabilities for which the VIE creditors generally do not have recourse to Opendoor, other than as described in “Note 5. Credit Facilities, Long-Term Debt, and Convertible Notes”: Accounts payable and other accrued liabilities, $44 and $12; Current portion of asset-backed debt, $2,016 and $52; Interest payable, $4 and $1; Asset-backed debt, net of current portion, $348 and $1,068; and Total liabilities, $2,412 and $1,133, respectively. See “Note 4. Variable Interest Entities” and “Note 5. Credit Facilities, Long-Term Debt, and Convertible Notes” for additional information.
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except share amounts which are presented in thousands, and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE	$1,022	$915	$2,625	$3,635
COST OF REVENUE	984	849	2,429	3,342
GROSS PROFIT	38	66	196	293
OPERATING EXPENSES:
Sales, marketing and operations	80	66	215	250
General and administrative	121	48	393	109
Technology and development	24	19	75	61
Restructuring	—	1	3	10
Total operating expenses	225	134	686	430
LOSS FROM OPERATIONS	(187)	(68)	(490)	(137)
(LOSS) GAIN ON EXTINGUISHMENT OF DEBT	—	(1)	(1)	9
INTEREST EXPENSE	(38)	(34)	(90)	(103)
OTHER INCOME – Net	8	14	29	28
LOSS BEFORE INCOME TAXES	(217)	(89)	(552)	(203)
INCOME TAX EXPENSE	(1)	(1)	(1)	(1)
NET LOSS	$(218)	$(90)	$(553)	$(204)
Net loss per share attributable to common shareholders:
Basic	$(0.23)	$(0.12)	$(0.58)	$(0.28)
Diluted	$(0.23)	$(0.12)	$(0.58)	$(0.28)
Weighted-average shares outstanding:
Basic	949,484	741,939	958,163	731,722
Diluted	949,484	741,939	958,163	731,722

See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET LOSS	$(218)	$(90)	$(553)	$(204)
OTHER COMPREHENSIVE LOSS:
Currency translation adjustment	—	—	(1)	—
COMPREHENSIVE LOSS	$(218)	$(90)	$(554)	$(204)
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except number of shares)
(Unaudited)

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE–June 30, 2026	968,626,958	$—	$6,283	$(5,368)	$(1)	$914
Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	5,309,794	—	—	—	—	—
Issuance of common stock upon exercise of warrants	1,060	—	—	—	—	—
Exercise of stock options	184,245	—	1	—	—	1
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	363,684	—	—	—	—	—
Repurchase and retirement of common stock	(45,272,209)	—	(161)	—	—	(161)
Purchase of Capped Calls related to the 2030-B Notes	—	—	(53)	—	—	(53)
Stock-based compensation	—	—	109	—	—	109
Other comprehensive income	—	—	—	—	—	—
Net loss	—	—	—	(218)	—	(218)
BALANCE–September 30, 2026	929,213,532	$—	$6,179	$(5,586)	$(1)	$592

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE–December 31, 2025	957,245,487	$—	$6,038	$(5,033)	$—	$1,005
Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	15,831,945	—	—	—	—	—
Issuance of common stock upon exercise of warrants	3,195	—	—	—	—	—
Exercise of stock options	432,350	—	1	—	—	1
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	972,764	—	1	—	—	1
Repurchase and retirement of common stock	(45,272,209)	—	(161)	—	—	(161)
Purchase of Capped Calls related to the 2030-B Notes	—	—	(53)	—	—	(53)
Stock-based compensation	—	—	353	—	—	353
Other comprehensive loss	—	—	—	—	(1)	(1)
Net loss	—	—	—	(553)	—	(553)
BALANCE–September 30, 2026	929,213,532	$—	$6,179	$(5,586)	$(1)	$592

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions, except number of shares)
(Unaudited)

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE–June 30, 2025	733,592,980	$—	$4,470	$(3,839)	$—	$631
Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	6,897,890	—	—	—	—	—
Exercise of stock options	2,648,969	—	4	—	—	4
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	641,139	—	1	—	—	1
Issuance of common stock in connection with PIPE offering, net of equity issuance costs	6,165,412	—	41	—	—	41
Issuance of common stock under at-the-market offering, net	21,587,667	—	195	—	—	195
Settlement of Capped Calls related to the 2026 Notes	—	—	1	—	—	1
Stock-based compensation	—	—	28	—	—	28
Other comprehensive income	—	—	—	—	—	—
Net loss	—	—	—	(90)	—	(90)
BALANCE–September 30, 2025	771,534,057	$—	$4,740	$(3,929)	$—	$811

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
	Shares	Amount
BALANCE–December 31, 2024	719,990,121	$—	$4,438	$(3,725)	$—	$713
Issuance of common stock for settlement of RSUs, net of shares withheld for participant taxes	19,528,927	—	2	—	—	2
Exercise of stock options	2,677,452	—	4	—	—	4
Issuance of common stock under employee stock purchase plan, net of shares withheld for participant taxes	1,584,478	—	2	—	—	2
Issuance of common stock in connection with PIPE offering, net of equity issuance costs	6,165,412	—	41	—	—	41
Issuance of common stock under at-the-market offering, net	21,587,667	—	195	—	—	195
Settlement of Capped Calls related to the 2026 Notes	—	—	1	—	—	1
Stock-based compensation	—	—	57	—	—	57
Other comprehensive income	—	—	—	—	—	—
Net loss	—	—	—	(204)	—	(204)
BALANCE–September 30, 2025	771,534,057	$—	$4,740	$(3,929)	$—	$811
See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(553)	$(204)
Adjustments to reconcile net loss to cash, cash equivalents, and restricted cash (used in) provided by operating activities:
Depreciation and amortization	24	33
Amortization of right of use asset	2	2
Stock-based compensation	347	54
Inventory valuation adjustment	76	48
Changes in fair value of equity securities	—	3
Loss (gain) on extinguishment of debt	1	(9)
Other	5	7
Origination of mortgage loans held for sale	(24)	—
Proceeds from sale and principal collections of mortgage loans held for sale	23	—
Changes in operating assets and liabilities:
Escrow receivable	(10)	(3)
Real estate inventory	(1,703)	1,054
Other assets	38	(15)
Accounts payable and other accrued liabilities	(26)	4
Interest payable	5	6
Lease liabilities	(1)	(1)
Net cash (used in) provided by operating activities	(1,796)	979
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(13)	(9)
Proceeds from sales, maturities, redemptions and paydowns of marketable securities	—	6
Purchase of non-marketable equity securities	(5)	(6)
Acquisitions, net of cash acquired	(10)	—
Net cash used in investing activities	(28)	(9)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible senior notes, net of discount	650	75
Repayment of convertible senior notes	(135)	—
Purchase of capped calls related to the convertible senior notes	(53)	—
Settlement of capped calls related to the convertible senior notes	—	1
Proceeds from exercise of stock options	1	4
Proceeds from issuance of common stock for ESPP	1	2
Proceeds from PIPE offering	—	41
Proceeds from the issuance of common stock under at-the-market offering, net	—	198
Proceeds from asset-backed debt	1,766	684
Principal payments on asset-backed debt	(526)	(1,268)
Payment of loan origination fees and debt issuance costs	(12)	(16)
Repurchase and retirement of common stock	(161)	—
Other financing activities	—	(2)
Net cash provided by (used in) financing activities	1,531	(281)
NET (DECREASE) INCREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(293)	689
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – Beginning of period	1,301	763
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH – End of period	$1,008	$1,452
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION – Cash paid during the period for interest	$80	$88
DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock-based compensation expense capitalized for internally developed software	$6	$3
Principal value of 2026 Notes extinguished in Debt Exchange	$—	$(246)
Principal value of 2030-A Notes issued in Debt Exchange	$—	$246
Investment in non-marketable equity securities of deconsolidated entities	$—	$3

OPENDOOR TECHNOLOGIES INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

RECONCILIATION TO CONDENSED CONSOLIDATED BALANCE SHEETS:
Cash and cash equivalents	$910	$962
Restricted cash	98	490
Cash, cash equivalents, and restricted cash	$1,008	$1,452

See accompanying notes to condensed consolidated financial statements.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)

1.DESCRIPTION OF BUSINESS AND ACCOUNTING POLICIES
Description of Business
Opendoor Technologies Inc. (the “Company” and “Opendoor”), including its consolidated subsidiaries and certain variable interest entities (“VIEs”), is a leading e-commerce platform for residential real estate transactions. By leveraging its data-driven pricing models and integrated local operations, Opendoor is working towards a future that enables sellers and buyers of residential real estate to experience a simple and certain transaction that is dramatically improved from the traditional process. The Company was incorporated in Delaware on December 30, 2013.
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
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to generally accepted accounting principles in the United States of America (“GAAP”). The condensed consolidated financial statements as of September 30, 2026 and December 31, 2025 and for the three- and nine-month periods ended September 30, 2026 and 2025 include the accounts of Opendoor, its wholly owned subsidiaries and VIEs where the Company is the primary beneficiary. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements herein.
The accompanying interim condensed consolidated financial statements and these related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”) filed on February 19, 2026.
Repurchase and Retirement of Common Stock
In August 2026, the Company repurchased 45,272,209 shares of its common stock in privately-negotiated transactions through a financial intermediary at the last reported sale price of the common stock on August 12, 2026, which was $3.49 per share, for approximately $158 million, excluding transaction costs. The Company elected to recognize the excess of the repurchase price over par value entirely as a reduction of additional paid-in capital, provided that additional paid-in capital remains positive. The Company also incurred $3 million in direct and incremental transaction costs to repurchase the shares, which are recorded as a reduction of additional paid-in capital. See “Note 9. Shareholders’ Equity” for further discussion regarding the Company’s repurchase activity.
At-The-Market Equity Offering
During the three and nine months ended September 30, 2025, the Company issued and sold an aggregate of 21,587,667 shares at a weighted-average price of $9.26 per share, under the Company’s at-the-market equity offering sales agreement (the “ATM Agreement”) for total cash proceeds, after commissions, of approximately $198 million, and Net Proceeds, as defined in the ATM Agreement, of approximately $195 million. As of September 30, 2025, there were no shares available for issuance under the ATM agreement.
Private Investment in Public Equity Offerings
In September 2025, the Company closed certain private investment in public equity (“PIPE”) offerings and entered into purchase agreements with accredited investors, including two related party investors whose investments accounted for the majority of the aggregate $41 million in gross cash proceeds, resulting in the issuance of an aggregate of 6,165,412 shares of

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
common stock. The shares were issued in a private placement under Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D thereunder, and were not registered under the Securities Act of 1933.
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
Summary of Significant Accounting Policies
The Company’s significant accounting policies are discussed in “Part II – Item 8 – Financial Statements and Supplementary Data – Note 1. Description of Business and Accounting Policies” in the Annual Report. There have been no changes to these significant accounting policies for the nine-month period ended September 30, 2026, except as noted below.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Technology and development	$1	$2	5	5
Total impairment loss	$1	$2	$5	$5
Capped Calls
In August 2026, the Company issued 0.00% convertible senior notes due 2030 (the “2030-B Notes”). In connection with the issuance, the Company purchased certain capped calls (the “2030-B Capped Calls”), which it expects to reduce potential dilution from conversion of the 2030-B Notes, subject to a cap. The capped calls were determined to be freestanding financial instruments that meet the criteria for classification in equity; as such, the capped calls were recorded as a reduction of additional paid-in capital within shareholders’ equity and will not be subsequently remeasured.
Recently Issued Accounting Standards
Recently Adopted Accounting Standards
For the nine months ended September 30, 2026, the Company did not adopt any material new accounting standards.
Recently Issued Accounting Standards Not Yet Adopted
In October 2023, the FASB issued ASU 2023-06, which is intended to clarify or improve disclosure and presentation requirements of a variety of topics. It will allow users to more easily compare entities subject to the U.S. Securities and Exchange Commission’s (“SEC”) existing disclosures with those entities that were not previously subject to the requirements and align the requirements in the FASB accounting standard codification with the SEC’s regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, or if the SEC has not removed the applicable disclosure requirement by June 30, 2027, the amendment will not be effective for any entity. Early adoption is prohibited. The Company is currently assessing the impact on the Company’s disclosures.
In November 2024, the FASB issued ASU 2024-03, Reporting Comprehensive Income—Expense Disaggregation Disclosures, which is intended to improve the disclosures about a public business entity’s expenses and provide detailed information about the types of expenses in commonly presented expense captions. The new guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, and early adoption is permitted. The Company is currently assessing the impact on the Company’s condensed consolidated financial statements and disclosures.
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
2.REAL ESTATE INVENTORY
The following table presents the components of inventory, net of applicable inventory valuation adjustments of $63 million and $20 million, as of September 30, 2026 and December 31, 2025, respectively (in millions):

	September 30, 2026	December 31, 2025
Work in progress	$650	$249
Finished goods:
Listed for sale	1,527	484
Under contract for sale	391	192
Total real estate inventory	$2,568	$925
As of September 30, 2026, the Company was in contract to purchase 1,780 homes for an aggregate purchase price of $620 million.
During the three and nine months ended September 30, 2026, the Company recorded valuation adjustments for real estate inventory of $53 million and $76 million, respectively, in Cost of revenue in the condensed consolidated statements of operations. During the three and nine months ended September 30, 2025, the Company recorded valuation adjustments for real estate inventory of $15 million and $48 million, respectively, in Cost of revenue in the condensed consolidated statements of operations.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
3.CASH, CASH EQUIVALENTS, AND INVESTMENTS
The amortized cost, gross unrealized gains and losses, and fair value of cash and cash equivalents, as of September 30, 2026 and December 31, 2025, were as follows (in millions):

	September 30, 2026
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
Cash	$513	$—	$—	$513	$513
Money market funds	397	—	—	397	397
Total	$910	$—	$—	$910	$910

	December 31, 2025
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalents
Cash	$86	$—	$—	$86	$86
Money market funds	876	—	—	876	876
Total	$962	$—	$—	$962	$962

A summary of equity method investments and non-marketable equity securities as of September 30, 2026 and December 31, 2025 were as follows (in millions):

	September 30, 2026	December 31, 2025
Equity method investments	$18	$20
Non-marketable equity securities	55	48
Total	$73	$68
In May 2026, a subsidiary of the Company entered into a Simple Agreement for Future Equity (“SAFE”) with a private company for an aggregate amount of $5 million, which is accounted for as a non-marketable equity security under the measurement alternative. The SAFE converts into preferred equity upon a qualifying financing at a predetermined valuation cap. No losses, whether from impairment or other observable price changes, were recognized in the condensed consolidated statements of operations for both the three and nine months ended September 30, 2026 and 2025 related to non-marketable equity securities held as of those dates.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as of September 30, 2026 and December 31, 2025 (in millions):

	September 30, 2026	December 31, 2025
Assets
Restricted cash	$93	$334
Real estate inventory, net	2,552	916
Other(1)	21	7
Total assets	$2,666	$1,257
Liabilities
Asset-backed debt	$2,364	$1,120
Other(2)	48	13
Total liabilities	$2,412	$1,133
________________
(1)Includes escrow receivable and other current assets.
(2)Includes accounts payable and other accrued liabilities and interest payable.
The creditors of the VIEs generally do not have recourse to the Company’s general credit solely by virtue of being creditors of the VIEs. However, certain of the financial covenants included in the inventory financing facilities to which the VIEs are party are calculated by reference to Opendoor Labs Inc. and its consolidated subsidiaries’ assets and liabilities. As a result, under certain circumstances, this may limit the Company’s flexibility to transfer assets from Opendoor subsidiaries to the Parent Company. See “Note 5. Credit Facilities, Long-Term Debt, and Convertible Notes” for further discussion of the recourse obligations of an Opendoor subsidiary with respect to the VIEs.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
5.CREDIT FACILITIES, LONG-TERM DEBT, AND CONVERTIBLE NOTES
The following tables summarize certain details related to the Company’s asset-backed debt as of September 30, 2026 and December 31, 2025 (in millions, except interest rates):

		Outstanding Amount
September 30, 2026	Borrowing Capacity	Current	Non-Current	Weighted- Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$—	$—	—%	June 25, 2027	June 25, 2027
Revolving Facility 2018-3	750	433	—	6.59%	December 11, 2028	December 11, 2028
Revolving Facility 2019-1	300	172	—	6.70%	February 18, 2028	February 18, 2028
Revolving Facility 2019-2	450	432	—	6.56%	December 2, 2026	October 1, 2027
Revolving Facility 2019-3	300	255	—	6.66%	April 5, 2028	April 4, 2029
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	400	100	—	6.43%	February 24, 2027	August 24, 2027
Term Debt Facility 2021-S3	1,000	625	—	3.75%	January 31, 2027	July 31, 2027
Total	$4,200	$2,017	$—
Issuance Costs		(1)	—
Carrying Value		$2,016	$—

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	3,000	—	200	12.50%	February 25, 2028	February 25, 2029
Term Debt Facility 2022-M1	250	—	150	12.50%	January 31, 2027	November 1, 2027
Total	$3,250	$—	$350
Issuance Costs			(2)
Carrying Value			$348

Total Asset-backed Debt	$7,450	$2,016	$348

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)

	Outstanding Amount
December 31, 2025	Current	Non-Current	Weighted- Average Interest Rate
Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$—	$—	—%
Revolving Facility 2018-3	—	—	7.28%
Revolving Facility 2019-1	—	—	7.24%
Revolving Facility 2019-2	—	—	7.15%
Revolving Facility 2019-3	—	—	7.28%
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	—	100	6.03%
Term Debt Facility 2021-S2	52	—	3.57%
Term Debt Facility 2021-S3	—	625	3.75%
Total	$52	$725
Issuance Costs	—	(3)
Carrying Value	$52	$722

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	$—	$200	12.12%
Term Debt Facility 2022-M1	$—	$150	12.31%
Total	$—	$350
Issuance Costs		(4)
Carrying Value		$346

Total Asset-backed Debt	$52	$1,068
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
Each of the borrowers under the inventory financing facilities is a consolidated subsidiary of Opendoor and a separate legal entity. Neither the assets nor credit of any such borrower subsidiaries are generally available to satisfy the debts and other obligations of any other Opendoor entities. The inventory financing facilities are non-recourse to the Company and are generally non-recourse to Opendoor subsidiaries not party to the relevant facilities, except for limited guarantees provided by an Opendoor subsidiary for certain obligations involving “bad acts” by an Opendoor entity and certain other limited circumstances. These limited guarantees apply only to specified obligations or upon specified triggering events and are not unconditional guarantees of repayment of the inventory financing facilities.
As of September 30, 2026, the Company had total borrowing capacity with respect to its asset-backed debt of $7.5 billion. Borrowing capacity amounts under asset-backed debt as reflected in the table above are in some cases not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. Any amounts repaid for senior term and mezzanine term debt facilities reduce total borrowing capacity as repaid amounts are not available to be reborrowed. As of September 30, 2026, the Company had committed borrowing capacity with respect to the Company’s asset-backed debt of $1.6 billion; this committed borrowing capacity is comprised of $572 million for senior revolving credit facilities, $725 million for senior term debt facilities, and $350 million for mezzanine term debt facilities.

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
The terms of these inventory financing facilities and related financing documents require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). Certain of these financial covenants are calculated by reference to Opendoor Labs Inc. and its consolidated subsidiaries’ assets and liabilities. As a result, under certain circumstances, this may limit the Company’s flexibility to transfer assets from Opendoor subsidiaries to the Parent Company. At September 30, 2026 and December 31, 2025, $305 million and $200 million, respectively, of the Company’s net assets were restricted as they reflect minimum net asset requirements at Opendoor Labs Inc. As of September 30, 2026, the Company was in compliance with all financial covenants and no event of default had occurred.
Convertible Senior Notes
In August 2021, the Company issued 0.25% convertible senior notes due 2026 (the “2026 Notes”) which matured on August 15, 2026, and were repaid in full in cash. In May 2025, the Company issued 7.00% convertible senior notes due 2030 (the “2030-A Notes”), and in August 2026, the Company issued 0.00% convertible senior notes also due 2030 (the “2030-B Notes”). The 2026 Notes, 2030-A Notes and 2030-B Notes are collectively termed “Convertible Senior Notes”. The following tables summarize certain details related to the Convertible Senior Notes (in millions, except interest rates):

September 30, 2026	Remaining Aggregate Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
2030-A Notes	62	(3)	59
2030-B Notes	650	(11)	639
Total Convertible Senior Notes	$712	$(14)	$698

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)

December 31, 2025	Remaining Aggregate Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
2026 Notes	$135	$—	$135
2030-A Notes	62	(4)	58
Total Convertible Senior Notes	$197	$(4)	$193

September 30, 2026	Maturity Date	Stated Cash Interest Rate	Effective Interest Rate	Semi-Annual Interest Payment Dates	Conversion Rate	Conversion Price
2030-A Notes	May 15, 2030	7.00%	9.48%	May 15; November 15	637.105	$1.57
2030-B Notes	August 15, 2030	0.00%	0.45%	N/A	212.2466	$4.71
2026 Notes
The 2026 Notes matured on August 15, 2026, and the Company paid $135 million to settle the outstanding aggregate principal amount and accrued and unpaid interest. No 2026 Notes were converted prior to maturity, and no gain or loss was recognized on repayment.
2030-A Notes
In May 2025, the Company entered into privately negotiated transactions with certain holders of the 2026 Notes and new investors, pursuant to which the Company issued $325 million aggregate principal amount of 2030-A Notes consisting of (i) $246 million aggregate principal amount of 2030-A Notes issued in exchange for $246 million principal amount of 2026 Notes (the “Debt Exchange") and (ii) $79 million aggregate principal amount of 2030-A Notes issued for cash. Such transactions resulted in gross cash proceeds of $75 million, excluding certain fees and other offering expenses, and represent an issue price of 95%. The Company accounted for the Debt Exchange of the 2026 Notes as a debt extinguishment and recorded $10 million of gain on debt extinguishment, included within the Company’s condensed consolidated statements of operations.
The 2030-A Notes are convertible at the option of the holders of the 2030-A Notes before November 15, 2029 only upon the occurrence of certain events. In addition, the holders of the 2030-A Notes have the right to require the Company to repurchase all or part of their 2030-A Notes (i) if certain corporate events occur that constitute a fundamental change or (ii) for a one-time optional repurchase on May 15, 2028. Beginning on May 22, 2028, the Company has the option to redeem the 2030-A Notes, in whole or in part, upon meeting certain conditions related to the price of the Company’s common stock. The redemption or repurchase price will be paid in cash equal to 100% of the principal amount of the 2030-A Notes to be redeemed or repurchased, plus accrued and unpaid interest, if any. Beginning on November 15, 2029, and until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2030-A Notes are convertible at any time at the election of each noteholder. The conversion rate and conversion price are subject to customary adjustments under certain circumstances. In addition, if certain corporate events that constitute a make-whole fundamental change occur, then the conversion rate will, under certain circumstances, be increased for a specified period of time. Upon conversion, the Company may satisfy its obligation by paying cash for the outstanding principal balance, and, a combination of cash and the Company’s common stock, at the Company’s election, for the remaining amount, if any, based on the applicable conversion rate.
The 2030-A Notes become convertible during any calendar quarter if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 of the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. This condition was first met during the quarter ended September 30, 2025, and has been met in each subsequent quarter through September 30, 2026. Accordingly, the 2030-A Notes became convertible at the option of the noteholders on October 1, 2025, remain convertible through December 31, 2026, and are classified as a current liability in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
2030-B Notes
In August 2026, the Company issued $650 million aggregate principal amount of 2030-B Notes in privately negotiated subscription transactions with certain investors. Gross proceeds were $650 million, before placement agent fees and other offering expenses of $11 million.
The 2030-B Notes are senior, unsecured obligations of the Company and mature on August 15, 2030, unless earlier converted, redeemed or repurchased. The 2030-B Notes are convertible at the option of the holders before February 15, 2030, only upon the occurrence of certain events. Beginning on February 15, 2030, and until the close of business on the second scheduled trading day immediately preceding the maturity date, the 2030-B Notes are convertible at any time at the election of each noteholder. In addition, the holders have the right to require the Company to repurchase all or part of their 2030-B Notes if certain corporate events occur that constitute a fundamental change.
Beginning on February 22, 2029, the Company has the option to redeem the 2030-B Notes, in whole or in part, upon meeting certain conditions related to the price of the Company’s common stock and certain liquidity conditions, provided that the Company may not redeem fewer than all of the 2030-B Notes unless at least $100 million aggregate principal amount remains outstanding and not called for redemption. The Company may also redeem all, but not less than all, of the 2030-B Notes at any time, including prior to February 22, 2029, if less than $75 million aggregate principal amount remains outstanding and certain liquidity conditions have been satisfied. The redemption or repurchase price will be paid in cash equal to 100% of the principal amount to be redeemed or repurchased, plus accrued and unpaid special interest and additional interest, if any. The conversion rate and conversion price are subject to customary adjustments under certain circumstances. In addition, if certain corporate events that constitute a make-whole fundamental change occur, then the conversion rate will, under certain circumstances, be increased for a specified period, subject to a maximum conversion rate. Upon conversion, the Company may satisfy its obligation by paying or delivering cash, shares of its common stock, or a combination of cash and shares, at the Company’s election, and holders may not require settlement in any particular form.
The following table summarizes the interest expense related to the Convertible Senior Notes (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contractual interest	$1	$6	$3	$9
Amortization of debt discount and issuance costs	1	2	2	4
Total Convertible Senior Notes interest expense	$2	$8	$5	$13
Capped Calls
In August 2026, in connection with the issuance of the 2030-B Notes, the Company purchased the 2030-B Capped Calls from certain financial institutions for an aggregate premium of $52 million and incurred approximately $1 million of related transaction costs. The premium and transaction costs were recorded as a reduction of additional paid-in capital. The 2030-B Capped Calls cover, subject to customary adjustments, approximately 138 million shares of the Company’s common stock. By entering into the 2030-B Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event of a conversion of the 2030-B Notes settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2030-B Notes its common stock price exceeds the conversion price. The 2030-B Capped Calls have an initial strike price of $4.7115 per share, which corresponds to the initial conversion price of the 2030-B Notes, and an initial cap price of $6.98 per share, representing a 100% premium over the $3.49 closing price of the Company’s common stock on August 12, 2026. The 2030-B Capped Calls were entered into separately from the 2030-B Notes and holders of the 2030-B Notes do not have any rights with respect to the 2030-B Capped Calls.
6.FAIR VALUE DISCLOSURES
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
The following is the fair value hierarchy used for assets and liabilities recorded at fair value on a recurring and nonrecurring basis and for estimating fair value for financial instruments not recorded at fair value.
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
Assets and Liabilities Recorded at Fair Value on a Recurring Basis
As of December 31, 2025, the Company did not have any assets or liabilities measured at fair value on a recurring basis. The following table presents the levels of the fair value hierarchy for the Company’s assets measured at fair value on a recurring basis as of September 30, 2026 (in millions):

September 30, 2026	Balance at Fair Value	Level 1	Level 2	Level 3
Other current assets:
Mortgage loans held for sale	$1	$—	$1	$—
Total assets	$1	$—	$1	$—

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
Fair Value of Financial Instruments
The following presents the carrying value, estimated fair value and the levels of the fair value hierarchy for the Company’s financial instruments other than assets and liabilities measured at fair value on a recurring basis (in millions):

	September 30, 2026
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$910	$910	$910	$—
Restricted cash	98	98	98	—
Liabilities:
Asset-backed debt	$2,364	$2,359	$—	$2,359
Convertible senior notes	698	632	—	632

	December 31, 2025
	Carrying Value	Fair Value	Level 1	Level 2
Assets:
Cash and cash equivalents	$962	$962	$962	$—
Restricted cash	339	339	339	—
Liabilities:
Asset-backed debt	$1,120	$1,113	$—	$1,113
Convertible senior notes	193	384	—	384

7.PROPERTY AND EQUIPMENT
Property and equipment as of September 30, 2026 and December 31, 2025, consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Internally developed software	$99	$107
Computers	5	3
Security systems	4	4
Office equipment	1	1
Furniture and fixtures	1	1
Software implementation costs	1	1
Leasehold improvements	1	—
Total	112	117
Accumulated depreciation and amortization	(87)	(90)
Property and equipment – net	$25	$27
Depreciation and amortization expense of $6 million and $17 million was recorded for the three and nine months ended September 30, 2026, respectively. Depreciation and amortization expense of $8 million and $24 million was recorded for the three and nine months ended September 30, 2025, respectively.
8.GOODWILL AND INTANGIBLE ASSETS
For the nine months ended September 30, 2026 the carrying amount of goodwill increased by $4 million in connection with the acquisition of certain subsidiaries of Doma Technology LLC. For further information on the acquisition, see “Note 16.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
Business Acquisitions.” There were no additions to goodwill for the year ended December 31, 2025. No impairment of goodwill was identified for the three and nine months ended September 30, 2026 and 2025.
As of September 30, 2026, the Company’s intangible assets subject to amortization have a gross carrying amount of $6 million, accumulated amortization of $1 million, net carrying amount of $5 million, and a remaining weighted-average useful life of 2.4 years. There were no intangible assets that were subject to amortization as of December 31, 2025.

Amortization expense for intangible assets is recognized on the condensed consolidated statement of operations and was $1 million for both the three and nine months ended September 30, 2026. There was no amortization expense for the three and nine months ended September 30, 2025.
As of September 30, 2026, expected amortization of intangible assets is as follows:

Fiscal Years	(In millions)
Remainder of 2026	$1
2027	3
2028 and thereafter	1
Total	$5
9.SHAREHOLDERS’ EQUITY
The Company retires shares of common stock immediately upon repurchase. Upon retirement, the Company reduces the common stock component of shareholders’ equity by the par value of the repurchased shares and records the excess of the repurchase price over par value entirely as a reduction of additional paid-in capital. The repurchase price includes direct and incremental transaction costs incurred to repurchase the shares.
In August 2026, the Company’s board of directors authorized the repurchase of shares of the Company’s common stock. During the three months ended September 30, 2026, the Company repurchased 45,272,209 shares of its common stock in privately negotiated transactions through a financial intermediary for an aggregate purchase price of $158 million at an average price of $3.49 per share, excluding transaction costs of $3 million with an aggregate $161 million recognized in additional paid-in capital.
10.SHARE-BASED AWARDS
Stock options and RSUs
A summary of the stock option activity for the nine months ended September 30, 2026, is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Balance-December 31, 2025	3,327	$2.65	2.1	$11
Exercised	(474)	2.15
Expired	(30)	3.65
Balance-September 30, 2026	2,823	$2.72	1.5	$1
Exercisable-September 30, 2026	2,823	$2.72	1.5	$1

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
A summary of the RSU activity for the nine months ended September 30, 2026, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested and outstanding-December 31, 2025	32,698	$3.45
Granted	17,919	4.42
Vested	(15,905)	2.49
Forfeited	(7,121)	3.09
Unvested and outstanding-September 30, 2026	27,591	$4.72

A summary of the market condition RSU activity for the nine months ended September 30, 2026, is as follows:

	Number of RSUs (in thousands)	Weighted- Average Grant-Date Fair Value
Unvested and outstanding-December 31, 2025	101,418	$8.36
Granted	7,049	3.43
Forfeited	(865)	4.54
Unvested and outstanding-September 30, 2026	107,602	$8.07
The fair value of market condition RSUs is estimated at the date of grant using a Monte Carlo simulation model, with assumptions consistent with those disclosed in “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 12. Share-based Awards,” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Stock-based compensation expense
Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes total stock-based compensation expense by function as presented in the condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
General and administrative	$98	$23	$315	$41
Sales, marketing and operations	1	2	5	6
Technology and development	9	2	27	7
Total stock-based compensation expense	$108	$27	$347	$54
The Company recognized $96 million and $301 million of compensation expense related to market condition awards during the three and nine months ended September 30, 2026, respectively, with $14 million of comparable expense during the three and nine months ended September 30, 2025. As of September 30, 2026, there was $466 million of unamortized stock-based compensation costs related to unvested market condition RSUs, which are expected to be recognized over a weighted-average period of approximately 2.2 years. As of September 30, 2026 and December 31, 2025, no market conditions were satisfied.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
As of September 30, 2026, there was $106 million of unamortized stock-based compensation costs related to unvested RSUs, which are expected to be recognized over a weighted-average period of approximately 2.4 years.
11.WARRANTS
Marketing Warrants
On July 28, 2022, the Company entered into a warrant agreement with Zillow, Inc. (“Zillow”) in connection with a partnership arrangement that allows for Zillow to purchase up to 6 million shares of common stock that will vest in tranches (each, a “Tranche”) upon Zillow providing resale marketing services to the Company. As of September 30, 2026, one Tranche of 300,000 shares of common stock underlying the warrant has vested, with an exercise price of $15 per share, and none have been exercised.
Warrant Dividends
On November 6, 2025, our board of directors declared a distribution of a dividend in the form of warrants to purchase shares of our common stock. On November 21, 2025, a total of 99,295,146 Warrants were issued and distributed to the holders of record of common stock and 2030-A Notes as of the November 18, 2025 record date. There was no material activity during the nine months ended September 30, 2026 related to the Warrant Dividends. Refer to “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 11. Shareholders’ Equity,” in our Annual Report on Form 10-K for the year ended December 31, 2025 for additional information regarding the Warrant Dividends.
12.INCOME TAXES
The Company’s tax provision and the resulting effective tax rate for interim periods are determined based upon its estimated annual effective tax rate adjusted for the effect of discrete items arising in that quarter.
The Company’s provision for income taxes, which consisted of state taxes in the United States and foreign income taxes in Canada and India was nominal and $1 million for the three and nine months ended September 30, 2026, respectively, with an effective tax rate of (0.14)% and (0.09)%, respectively. The Company's provision for income taxes was nominal and $1 million for the three and nine months ended September 30, 2025, respectively, with an effective tax rate of (0.11)% and (0.25)%, respectively. The effective tax rate differs from the U.S. statutory tax rate primarily due to the recording of a full valuation allowance against the net deferred tax assets.
The Company evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets by jurisdiction. Based on the Company’s history of operating losses, including a three-year cumulative loss position, the Company believes that based on the weight of available evidence, it is more likely than not that all of the deferred tax assets in the U.S. will not be realized and recorded a full valuation allowance of its federal and state net deferred tax assets as of September 30, 2026 and December 31, 2025.
In December 2021, the Organization for Economic Co-operation and Development (“OECD”) Inclusive Framework on Base Erosion and Profit Shifting released Model Global Anti-Base Erosion rules (“Model Rules”) under Pillar Two. The Model Rules set forth the “common approach” for a Global Minimum Tax at 15 percent for multinational enterprises with a turnover of more than 750 million Euros. Certain aspects of Pillar Two were effective January 1, 2024 and other aspects were effective January 1, 2025. Various countries have adopted legislation and other countries are in the process of introducing legislation to implement Pillar Two. On January 5, 2026, the OECD announced changes to the Model Rules to include the “side-by-side” arrangement, which contains simplification measures as well as an exemption for U.S.-parented companies from certain aspects of the Pillar Two regime. The updated Model Rules will need to be enacted into local legislation to become effective. Pillar Two did not have a material impact on the Company’s condensed consolidated financial statements as of September 30, 2026. The Company continues to monitor developments and administrative guidance and to evaluate the potential impact of Pillar Two on its condensed consolidated financial statements for future periods.
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
13.NET LOSS PER SHARE
Basic net loss per share is computed based on the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed based on the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. During the periods when there is a net loss, potentially dilutive common stock equivalents have been excluded from the calculation of diluted net loss per share as their effect is anti-dilutive. No dividends, including preferred dividends, were declared, paid, or accumulated for the three and nine months ended September 30, 2026 or 2025.
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
The following table sets forth the computation of the Company’s basic and diluted net loss per share attributable to common shareholders for the three and nine months ended September 30, 2026 and 2025 (in millions, except share amounts which are presented in thousands, and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic and diluted net loss per share:
Numerator:
Net loss	$(218)	$(90)	$(553)	$(204)
Denominator:
Weighted-average shares outstanding – basic and diluted	949,484	741,939	958,163	731,722
Basic and diluted net loss per share	$(0.23)	$(0.12)	$(0.58)	$(0.28)
The following securities were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive, or issuance of such shares is contingent upon the satisfaction of certain conditions which were not satisfied by the end of the period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Market Condition RSUs	107,602	81,773	107,602	81,773
Common Stock Warrants	99,587	300	99,587	300
RSUs	27,591	36,441	27,591	36,441
Convertible Senior Notes(1)	159,522	127,470	163,324	96,876
Options	2,823	4,022	2,823	4,022
Employee Stock Purchase Plan	1,124	899	1,124	899
Total anti-dilutive securities	398,249	250,905	402,051	220,311
________________
(1)Inclusive of the 2030-A Notes and 2030-B Notes. The 2030-B Notes may be settled, at the Company’s election, in cash, shares of common stock, or a combination thereof; the shares presented assume full settlement in shares of common stock.

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
14.RELATED PARTIES
As of September 30, 2026, the retained interest in Mainstay Labs Inc. (“Mainstay”), a formerly consolidated subsidiary of the Company, that was deconsolidated on July 31, 2024 (the “Deconsolidation”), was $48 million, which is presented in Other assets in the condensed consolidated balance sheets. The investment is recognized as a non-marketable equity security investment under ASC 321, Investments - Equity Securities, and is measured at fair value on a non-recurring basis, with the fair value initially determined as of the transaction date. As of September 30, 2026, there has been no impairment or other observable price changes. As a result of the Company’s continued investment in Mainstay, transactions between the Company and Mainstay subsequent to the Deconsolidation are considered to be related-party transactions. Prior to the Deconsolidation, transactions between Mainstay and Opendoor were eliminated upon consolidation.
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
Subsequent to the Deconsolidation, the Company has no compensation arrangements with the management of Mainstay who are responsible for directing the activities that most significantly impact the economics of Mainstay (“Mainstay Management”). As of the Deconsolidation, outstanding Opendoor RSUs held by Mainstay employees, other than Mainstay Management, were modified so that the service-based vesting requirement will be satisfied as long as the Mainstay employee continues to provide services to Mainstay (“Post Deconsolidation RSUs”). During the three and nine months ended September 30, 2026, zero and 21,307 shares of common stock, respectively, were issued to Mainstay employees for the settlement of RSUs, net of shares withheld for participant taxes. As of June 30, 2026, all RSUs had vested.
In April 2025, the Company entered into an agreement with Mainstay to create Mainstay National Title LLC, which provides title and escrow services to institutional customers. The Company has a 25% interest in and provides certain services to Mainstay National Title LLC. The initial investment is recognized as an equity method investment under ASC 323, Investments – Equity Method and Joint Ventures. As of September 30, 2026, the carrying value of the equity method investment was nominal and is presented in Other assets on the condensed consolidated balance sheets. During the three and nine months ended September 30, 2026, the Company recognized revenue of $3 million and $8 million, respectively. During the three and nine months ended September 30, 2025, the Company recognized revenue of $3 million and $7 million, respectively. This revenue is presented within the condensed consolidated statement of operations related to services provided to Mainstay National Title LLC.
There have been no other material changes to the related party transactions disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. For a full description of those arrangements, see “Part II – Item 8. Financial Statements and Supplementary Data – Note 17. Related Parties” of our Annual Report on Form 10-K.
15.SEGMENT INFORMATION
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
The table below highlights the Company’s reportable segment’s expenses and net loss for the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,022	$915	$2,625	$3,635
Less:
Cost of revenue	(984)	(849)	(2,429)	(3,342)
Direct selling costs(1)	(35)	(28)	(87)	(100)
Holding costs(2)	(11)	(16)	(34)	(56)
Advertising and other marketing expense(3)	(5)	(7)	(29)	(38)
Operations(4)	(15)	(12)	(41)	(43)
Fixed operating expense(5)	(37)	(37)	(105)	(107)
CEO make-whole provision(6)	—	—	(9)	—
Stock-based compensation	(12)	(13)	(46)	(40)
Stock-based compensation for market condition RSUs	(96)	(14)	(301)	(14)
Interest expense	(38)	(34)	(90)	(103)
Interest income	7	12	25	26
Other(7)	(14)	(7)	(32)	(22)
Net loss	$(218)	$(90)	$(553)	$(204)
________________
(1)Represents selling costs incurred related to homes sold in the relevant period. This primarily includes broker commissions, external title and escrow-related fees and transfer taxes and are included in Sales, marketing and operations.
(2)Represents holding costs incurred both in the period presented and in prior periods on homes sold in the period presented (“Resale Cohort Holding Costs”). Holding costs include mainly property taxes, insurance, utilities, homeowners association dues and maintenance costs. Holding costs are included in Sales, marketing and operations in the period in which they are incurred (“GAAP Holding Costs”).
(3)Advertising expenses are included in Sales, marketing and operations. Other marketing expenses include non-advertising marketing expenses such as acquisition leads and referrals and public relations services and are included in Sales, marketing and operations.
(4)Represents operating expenses that are generally related to the volume of homes transacted during the period and tend to be variable in nature. This primarily includes workforce expenses in support of sales, and real estate operations.
(5)Represents operating expenses that are not directly correlated with home transaction volumes. These expenses generally include costs related to salaries and benefits for our executive, finance, technology, human resources, legal, marketing and administrative personnel, as well as third-party professional services fees, rent expense and third-party software.
(6)In connection with the appointment of the Company’s new Chief Executive Officer in September 2025, the Company granted two make-whole awards related to compensation forfeited from his former employer. The awards consisted of (i) a $15 million cash award and (ii) a restricted stock unit award with a grant date value of $15 million. Both awards vested nine months after his start date and were expensed over the requisite service period. The CEO make-whole provision adjustment reflects only the expense associated with the cash make-whole award. The expense associated with the restricted stock unit make-whole award is included in the stock-based compensation line item presented separately in the reconciliation above.
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

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
16.BUSINESS ACQUISITIONS
On July 20, 2026, the Company completed the acquisition of asset and equity interests of certain subsidiaries of Doma Technology LLC in exchange for $10 million in cash consideration (the “Acquisition”). The Company entered into the Acquisition to expand its title and escrow services, including the right to participate in Fannie Mae’s Title Acceptance Program.
The Acquisition has been accounted for as a business combination under ASC 805, Business Combinations, using the acquisition method of accounting. The Company recognized fair value amounts of assets acquired and liabilities assumed at the acquisition date, primarily related to goodwill of $4 million and intangible assets of $6 million. Intangible assets recognized were related to customer relationships, developed technology, and the Company’s right to participate in Fannie Mae’s Title Acceptance Program, and have useful lives ranging from 1 to 5 years.
17.COMMITMENTS AND CONTINGENCIES
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
18.RESTRUCTURING
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
During the quarter ended June 30, 2026, the Company initiated the closure of its Indian subsidiary. The Company recognized $3 million of restructuring expenses related to post-employment benefits for approximately 150 employees, as well as other costs associated with the closure, including $1 million related to the early termination of a lease. Payments for restructuring costs incurred during the quarter ended June 30, 2026 were substantially completed by the third quarter of 2026.
During the nine months ended September 30, 2025, the Company recognized $6 million of restructuring expenses related to post-employment benefits for approximately 125 employees, as well as other cost reduction efforts. Additionally, the Company incurred $4 million of costs related to the early termination of two leases. Payments for restructuring costs incurred during the nine months ended September 30, 2025 were substantially completed by the third quarter of 2025.
As of September 30, 2026 and December 31, 2025, the restructuring liability balance was $1 million and $1 million, respectively.

September 30, 2026
Balance-December 31, 2025	$1
Additions charged to expense	3
Costs paid or otherwise settled	(3)
Balance- September 30, 2026	$1

OPENDOOR TECHNOLOGIES INC.
Notes to Condensed Consolidated Financial Statements
(Tabular amounts in millions, except share and per share amounts, ratios, or as noted)
(Unaudited)
19.SUBSEQUENT EVENTS
Subsequent to quarter end, the Company entered into two senior term credit facilities, which have final maturity dates of October 29, 2030 and November 4, 2030, respectively. As a result of these transactions, the Company has an aggregate borrowing capacity of $8.5 billion and fully committed borrowing capacity of $2.1 billion for its senior credit facilities.
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
Overview
Opendoor’s mission is to tilt the world in favor of homeowners, by making homeownership simpler, faster, and fairer for everyone. Residential real estate is a trillion-dollar industry underpinned by a process that is complicated, time-consuming, stressful, and offline. Our data-driven pricing models and integrated local operations are modernizing residential real estate by providing a simple, certain, and largely digital way to buy and sell homes. Since our founding, we have completed over 313,000 transactions across the United States, making us one of the largest buyers and sellers of homes in the United States.
Financial Highlights and Operating Metrics

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except percentages, homes purchased, homes sold, and homes in inventory)	2026	2025	Change	2026	2025	Change
Revenue	$1,022	$915	$107	$2,625	$3,635	$(1,010)
Gross profit	$38	$66	$(28)	$196	$293	$(97)
Gross margin	3.7%	7.2%		7.5%	8.1%
Net loss	$(218)	$(90)	$(128)	$(553)	$(204)	$(349)
Homes sold	2,728	2,568	160	6,988	9,813	(2,825)
Homes purchased	4,865	1,169	3,696	11,717	6,535	5,182
Homes in inventory (at period end)	7,596	3,139	4,457	7,596	3,139	4,457
Inventory (at period end)	$2,568	$1,053	$1,515	$2,568	$1,053	$1,515
Percentage of homes “on the market” for greater than 120 days (at period end)	18%	51%		18%	51%
Non-GAAP Financial Highlights (1)
Contribution Profit	$34	$20	$14	$117	$143	$(26)
Contribution Margin	3.3%	2.2%		4.5%	3.9%
Adjusted EBITDA	$(31)	$(33)	$2	$(66)	$(40)	$(26)
Adjusted EBITDA Margin	(3.0)%	(3.6)%		(2.5)%	(1.1)%
Adjusted Net Loss	$(66)	$(61)	$(5)	$(145)	$(133)	$(12)
________________
(1)See “—Non-GAAP Financial Measures” for further details and a reconciliation of such non-GAAP measures to their nearest comparable GAAP measures.
Current Housing Environment
The U.S. housing market remains constrained by elevated mortgage rates and persistent affordability challenges. Existing home sales remain at a seasonally adjusted annual rate of around 4 million units, a 30-year low and roughly 20% below the pre-pandemic decade average of approximately 5 million annual sales. As of September 2026, home prices were roughly flat year-

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
over-year. Mortgage rates increased during the third quarter, with the average 30-year fixed mortgage rate rising from the mid-6% range to above 7% by the end of September. Seller-buyer disconnect persists, with delistings (homes withdrawn from the market without selling) reaching their highest average level for any third quarter in Opendoor’s operating history.
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
•Incremental attach of services, which supplement the transaction margin profile; and
•Leveraging our platform to develop additional offerings, which we expect can increase overall conversion and unlock more capital-light margin.
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
Real estate inventory is reviewed for valuation adjustments on a quarterly basis. If the carrying amount for a given home is not expected to be recovered, the home’s carrying value is adjusted to its net realizable value and an inventory valuation adjustment is recorded to cost of revenue. Inventory valuation adjustments are not offset by any expected gains and are not reversed or adjusted should the expected net realizable value subsequently increase. We recorded inventory valuation adjustments of $53 million and $76 million during the three and nine months ended September 30, 2026, respectively, and $15 million and $48 million during the three and nine months ended September 30, 2025, respectively. See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Real Estate Inventory” in our Annual Report on Form 10-K for the year ended December 31, 2025.
As one key measure of inventory management performance, we evaluate our portfolio metrics relative to the broader market (as observed on the multiple listing services (“MLS”)). One such metric is our percentage of homes “on the market” for greater than 120 days as measured from initial listing date. As of September 30, 2026, such homes represented 18% of our portfolio, compared to 30% for the broader market when filtered for the types of homes we are able to underwrite and acquire based on characteristics such as market, price range, home type, home location, year built and lot size (which we refer to as our “buybox”). This metric fluctuates based on seasonal factors, market dynamics, and our resale strategies.
Inventory Financing
Our business model is working capital intensive and inventory financing is a key enabler of our growth. We primarily rely on our access to asset-backed debt, which consists of asset-backed senior debt facilities and asset-backed mezzanine term debt facilities, to finance our home acquisitions. See “—Liquidity and Capital Resources — Debt and Financing Arrangements.”
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table presents a reconciliation of our Adjusted Gross Profit and Contribution Profit to our gross profit, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentages)	2026	2025	2026	2025
Revenue (GAAP)	$1,022	$915	$2,625	$3,635
Gross profit (GAAP)	$38	$66	$196	$293
Gross Margin	3.7%	7.2%	7.5%	8.1%
Adjustments:
Inventory valuation adjustment – Current Period(1)(2)	53	15	62	29
Inventory valuation adjustment – Prior Periods(1)(3)	(11)	(17)	(20)	(23)
Adjusted Gross Profit	$80	$64	$238	$299
Adjusted Gross Margin	7.8%	7.0%	9.1%	8.2%
Adjustments:
Direct selling costs(4)	(35)	(28)	(87)	(100)
Holding costs on sales – Current Period(5)(6)	(4)	(4)	(22)	(33)
Holding costs on sales – Prior Periods(5)(7)	(7)	(12)	(12)	(23)
Contribution Profit	$34	$20	$117	$143
Contribution Margin	3.3%	2.2%	4.5%	3.9%
________________
(1)Inventory valuation adjustment includes adjustments to record real estate inventory at the lower of its carrying amount or its net realizable value. The sum of the current period and prior period inventory valuation adjustments is referred to as “net inventory valuation adjustments”.
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
Adjusted EBITDA / Margin
We calculate Adjusted EBITDA as Adjusted Net Loss adjusted for depreciation and amortization, property financing and other interest expense, interest income, and income tax expense. Adjusted EBITDA is a supplemental performance measure that our management uses to assess our operating performance and the operating leverage in our business. Adjusted EBITDA Margin is Adjusted EBITDA as a percentage of revenue.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table presents a reconciliation of our Adjusted Net Loss and Adjusted EBITDA to our net loss, which is the most directly comparable GAAP measure, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except percentages)	2026	2025	2026	2025
Revenue (GAAP)	$1,022	$915	$2,625	$3,635
Net loss (GAAP)	$(218)	$(90)	$(553)	$(204)
Adjustments:
Stock-based compensation	12	13	46	40
Stock-based compensation for market condition RSUs	96	14	301	14
Amortization of stock-based compensation capitalized to IDSW	2	4	8	11
Equity securities fair value adjustment(1)	—	—	—	3
Intangibles amortization expense(2)	1	—	1	—
Inventory valuation adjustment – Current Period(3)(4)	53	15	62	29
Inventory valuation adjustment – Prior Periods(3)(5)	(11)	(17)	(20)	(23)
Restructuring(6)	—	1	3	10
CEO make-whole provision(7)	—	—	9	—
Loss (gain) on extinguishment of debt	—	1	1	(9)
Other(8)	(1)	(2)	(3)	(4)
Adjusted Net Loss	$(66)	$(61)	$(145)	$(133)
Adjustments:
Depreciation and amortization, excluding amortization of intangibles	3	5	13	15
Property financing(9)	34	23	77	81
Other interest expense(10)	4	11	13	22
Interest income(11)	(7)	(12)	(25)	(26)
Income tax expense	1	1	1	1
Adjusted EBITDA	$(31)	$(33)	$(66)	$(40)
Adjusted EBITDA Margin	(3.0)%	(3.6)%	(2.5)%	(1.1)%
________________
(1)Represents the gains and losses on certain financial instruments, which are marked to fair value at the end of each period.
(2)Represents amortization of acquisition-related intangible assets.
(3)Inventory valuation adjustment includes adjustments to record real estate inventory at the lower of its carrying amount or its net realizable value. The sum of the current period and prior period inventory valuation adjustments is referred to as “net inventory valuation adjustments”.
(4)Inventory valuation adjustment — Current Period is the inventory valuation adjustments recorded during the period presented associated with homes that remain in inventory at period end.
(5)Inventory valuation adjustment — Prior Periods is the inventory valuation adjustments recorded in prior periods associated with homes that sold in the period presented.
(6)Restructuring expense consists primarily of severance and other termination benefits for employees whose roles have been eliminated, consulting fees, and expenses related to the termination of certain leases incurred during the restructuring process.
(7)In connection with the appointment of the Company’s new Chief Executive Officer in September 2025, the Company granted two make-whole awards related to compensation forfeited from his former employer. The awards consisted of (i) a $15 million cash award and (ii) a restricted stock unit award with a grant date value of $15 million. Both awards vested nine months after his start date and were expensed over the requisite service period. The CEO make-whole provision

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
adjustment reflects only the expense associated with the cash make-whole award. The expense associated with the restricted stock unit make-whole award is included in the stock-based compensation line item presented separately in the reconciliation above.
(8)Primarily includes related party services income and sublease income.
(9)Includes interest expense on our asset-backed debt facilities.
(10)Includes (i) amortization of debt issuance costs, loan origination fees, commitment fees, unused fees, and other interest related costs on our asset-backed debt facilities, and (ii) amortization of debt issuance costs and debt discounts and interest expense related to our 0.25% convertible senior notes due 2026 (the “2026 Notes”), 7.00% convertible senior notes due 2030 (the “2030-A Notes”) and 0.00% convertible senior notes due 2030 (the “2030-B Notes” and, together with the 2026 Notes and the 2030-A Notes, the “Convertible Senior Notes”).
(11)Consists mainly of interest earned on cash, cash equivalents and restricted cash.
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
Cost of Revenue
Cost of revenue includes the property purchase price, acquisition costs, and direct costs to renovate or repair the home. These costs are accumulated in real estate inventory during the property holding period and charged to cost of revenue under the specific identification method when the property is sold. Real estate inventory is reviewed for valuation adjustments at least quarterly. If the carrying amount for a given home is not expected to be recovered, the home’s carrying value is adjusted to its net realizable value and an inventory valuation adjustment is recorded to cost of revenue. For homes sold under our Cash Now, More Later product, cost of revenue also includes any remaining sale proceeds remitted to the original seller upon resale, net of our service fee and certain recoverable costs.
Additionally, for revenue other than home sales revenue, cost of revenue consists of any costs incurred in delivering the service, including associated headcount expenses such as salaries, benefits, and stock-based compensation.
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
Interest Expense
Interest expense consists primarily of interest paid or payable and the amortization of debt discounts and debt issuance costs. Interest expense varies period over period, primarily due to fluctuations in our inventory volumes and changes in the floating benchmark interest rates, based on the secured overnight financing rate (“SOFR”), plus an applicable margin, which impact the interest incurred on our asset-backed senior debt facilities (see “— Liquidity and Capital Resources — Debt and Financing Arrangements”).
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)

Results of Operations
The following table sets forth our results of operations for each of the periods presented:

	Three Months Ended September 30,		Change in
(in millions, except percentages)	2026	2025	$	%
Revenue	$1,022	$915	$107	12%
Cost of revenue	984	849	135	16%
Gross profit	38	66	(28)	(42)%
Operating expenses:
Sales, marketing and operations	80	66	14	21%
General and administrative	121	48	73	152%
Technology and development	24	19	5	26%
Restructuring	—	1	(1)	(100)%
Total operating expenses	225	134	91	68%
Loss from operations	(187)	(68)	(119)	175%
(Loss) gain on extinguishment of debt	—	(1)	1	(100)%
Interest expense	(38)	(34)	(4)	12%
Other income-net	8	14	(6)	(43)%
Loss before income taxes	(217)	(89)	(128)	144%
Income tax expense	(1)	(1)	—	—%
Net loss	$(218)	$(90)	$(128)	142%

	Nine Months Ended September 30,		Change in
(in millions, except percentages)	2026	2025	$	%
Revenue	$2,625	$3,635	$(1,010)	(28)%
Cost of revenue	2,429	3,342	(913)	(27)%
Gross profit	196	293	(97)	(33)%
Operating expenses:
Sales, marketing and operations	215	250	(35)	(14)%
General and administrative	393	109	284	261%
Technology and development	75	61	14	23%
Restructuring	3	10	(7)	(70)%
Total operating expenses	686	430	256	60%
Loss from operations	(490)	(137)	(353)	258%
(Loss) gain on extinguishment of debt	(1)	9	(10)	N/M
Interest expense	(90)	(103)	13	(13)%
Other income-net	29	28	1	4%
Loss before income taxes	(552)	(203)	(349)	172%
Income tax expense	(1)	(1)	—	—%
Net loss	$(553)	$(204)	$(349)	171%
N/M - Not meaningful.
Revenue
Revenue increased by $107 million, or 12%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase in revenue was primarily attributable to higher sales volumes in the third quarter of 2026, which was driven by higher homes in inventory entering the quarter. We began the third quarter of 2026 with 5,459 homes in inventory, compared to 4,538 homes at the beginning of the third quarter of 2025. We sold 2,728 homes during the three months ended September 30, 2026, compared to 2,568 homes during the three months ended September 30, 2025, representing an increase of 6%. Revenue per home sold increased 5% between the same periods.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Revenue decreased by $1.0 billion, or 28%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease in revenue was primarily attributable to lower sales volumes in the first nine months of 2026, which was driven by lower homes in inventory entering the year. We began 2026 with 2,867 homes in inventory, compared to 6,417 homes at the beginning of 2025. We sold 6,988 homes during the nine months ended September 30, 2026, compared to 9,813 homes during the nine months ended September 30, 2025, representing a decrease of 29%. Revenue per home sold increased 1% between the same periods.
Cost of Revenue
Cost of revenue increased by $135 million, or 16%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase in cost of revenue was primarily attributable to higher sales volumes, a 5% increase in cost of revenue per home sold, excluding inventory valuation adjustments on homes in inventory at period end, as well as an increase of $44 million of net inventory valuation adjustments.
Cost of revenue decreased by $913 million, or 27%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease in cost of revenue was primarily attributable to lower sales volumes, as cost of revenue per home sold, excluding inventory valuation adjustments on homes in inventory at period end, remained flat, partially offset by an increase of $36 million of net inventory valuation adjustments.
Gross Profit
Gross profit decreased from $66 million to $38 million for the three months ended September 30, 2025 and September 30, 2026, respectively. The decrease reflected higher net inventory valuation adjustment expense, recognized within cost of revenue, partially offset by higher gross profit from adjacent services. Gross margin decreased from 7.2% to 3.7% for the three months ended September 30, 2025 and September 30, 2026, respectively. The decrease reflected growth in cost of revenue, including higher net inventory valuation adjustment expense, exceeding growth in revenue, partially offset by a greater contribution from adjacent services.
Gross profit decreased from $293 million to $196 million for the nine months ended September 30, 2025 and September 30, 2026, respectively. The decrease was primarily attributable to lower sales volumes, with higher net inventory valuation adjustment expense, recognized within cost of revenue, also contributing. The decrease was partially offset by higher gross profit from adjacent services. Gross margin decreased from 8.1% to 7.5% for the nine months ended September 30, 2025 and September 30, 2026, respectively. The decrease reflected higher net inventory valuation adjustment expense, partially offset by greater gross profit contribution from adjacent services.
Operating Expenses
Sales, Marketing and Operations. Sales, marketing and operations increased by $14 million, or 21%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily attributable to a $7 million increase in Direct selling costs, consistent with higher sales volumes, a $7 million increase in property holding costs due to an increase in average homes in inventory, partially offset by a $2 million decrease in advertising expense, which decreased from $7 million for the three months ended September 30, 2025 to $5 million for the three months ended September 30, 2026.
Sales, marketing and operations decreased by $35 million, or 14%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily attributable to a $13 million decrease in Direct selling costs, consistent with lower sales volumes, a $9 million decrease in advertising expense, which decreased from $38 million for the nine months ended September 30, 2025 to $29 million for the nine months ended September 30, 2026, a $6 million decrease in property holding costs due to a decrease in average homes in inventory, and a $6 million decrease in headcount expenses, including salaries and benefits as we streamlined our organization.
General and Administrative. General and administrative increased by $73 million, or 152%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily attributable to a $75 million increase in stock-based compensation expenses, including $78 million related to market condition restricted stock units granted to executives.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
General and administrative increased by $284 million, or 261%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily attributable to a $274 million increase in stock-based compensation expenses, including $273 million related to market condition restricted stock units granted to executives, and a $9 million increase related to the CEO make-whole provision.
Technology and Development. Technology and development increased by $5 million, or 26%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily attributable to an $8 million increase in stock-based compensation expenses, including $4 million related to market condition restricted stock units granted to executives, and a $2 million increase in payroll and benefits due to higher headcount, partially offset by a $7 million decrease driven by increased IDSW capitalization and decreased amortization.
Technology and development increased by $14 million, or 23%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily attributable to a $23 million increase in stock-based compensation expenses, including $12 million related to market condition restricted stock units granted to executives, partially offset by a $13 million decrease driven by increased IDSW capitalization and decreased amortization.
Restructuring. Restructuring decreased by $1 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
Restructuring decreased by $7 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, the Company incurred $3 million and $10 million, respectively, of restructuring expenses related to workforce reductions, associated consulting fees, and lease termination costs.
(Loss) Gain on Extinguishment of Debt
Loss on extinguishment of debt decreased by $1 million for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
(Loss) gain on extinguishment of debt decreased by $10 million from a $9 million gain for the nine months ended September 30, 2025 to a $1 million loss for the nine months ended September 30, 2026. The gain on extinguishment of debt during the nine months ended September 30, 2025 was primarily attributable to the $10 million gain recognized on the Company’s partial extinguishment of its 2026 Notes.
Interest Expense
Interest expense increased by $4 million, or 12%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily attributable to an $10 million increase in property financing costs, driven by higher average balances on our asset-backed debt, partially offset by a $6 million decrease in costs associated with our Convertible Senior Notes.
Interest expense decreased by $13 million, or 13%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily attributable to a $7 million decrease in costs associated with our Convertible Senior Notes and a $6 million decrease in property financing costs, driven by lower average balances on our asset-backed debt.
Other Income — Net
Other income — net decreased by $6 million, or 43%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily attributable to a $5 million decrease in interest income driven by a decrease in average cash, cash equivalents and restricted cash balances.
Other income — net increased by $1 million, or 4%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Income Tax Expense
Income tax expense changed by a nominal amount for the three and nine months ended September 30, 2026 compared to the three and nine months ended September 30, 2025.
Liquidity and Capital Resources
Overview
Our principal sources of liquidity have historically consisted of cash generated from our operations and from financing activities. As of September 30, 2026, we had cash and cash equivalents of $910 million and restricted cash of $98 million. The decrease in our cash and cash equivalents balance of $52 million as compared to December 31, 2025 resulted primarily from an increase in real estate inventory and operating losses, repayment of the 2026 Notes, the purchase of capped calls, and the repurchase and retirement of common stock, partially offset by the proceeds from the issuance of the 2030-B Notes. Restricted cash decreased $241 million as compared to December 31, 2025, primarily reflecting the deployment of cash to acquire real estate inventory, and improved inventory health, which allowed us to finance homes closer to the maximum advance rates available under our asset-backed debt facilities.
As of September 30, 2026, the Company had total outstanding balances on our asset-backed debt of $2.4 billion and aggregate principal outstanding from convertible senior notes of $712 million. In addition, we had undrawn and uncommitted borrowing capacity of $5.1 billion under our asset-backed debt facilities (as described further below).
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
In August 2026, the Company issued $650 million aggregate principal amount of 2030-B Notes in privately negotiated subscription transactions with certain investors. Gross proceeds were $650 million, before placement agent fees and other offering expenses of $11 million. As of September 30, 2026, the $650 million outstanding aggregate principal amount of the 2030-B Notes is classified as a non-current liability.
In August 2026, in connection with the issuance of the 2030-B Notes, the Company purchased the 2030-B Capped Calls from certain financial institutions for an aggregate premium of $52 million and incurred approximately $1 million of related transaction costs. The premium and transaction costs were recorded as a reduction of additional paid-in capital. The 2030-B Capped Calls cover, subject to customary adjustments, approximately 138 million shares of the Company’s common stock. By entering into the 2030-B Capped Calls, the Company expects to reduce the potential dilution to its common stock (or, in the event of a conversion of the 2030-B Notes settled in cash, to reduce its cash payment obligation) in the event that at the time of conversion of the 2030-B Notes its common stock price exceeds the conversion price.
The 2026 Notes matured on August 15, 2026, and the Company paid $135 million to settle the outstanding aggregate principal amount and accrued and unpaid interest.
As of September 30, 2026, the $62 million outstanding aggregate principal balance of the 2030-A Notes is classified as a current liability in the condensed consolidated balance sheet. While the 2030-A Notes mature on May 15, 2030, they become convertible during any calendar quarter if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 of the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter. As of September 30, 2026, this condition was met and the 2030-A Notes are convertible through December 31, 2026. See “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 5. Credit Facilities, Long-Term Debt, and Convertible Notes” for additional details regarding the Convertible Senior Notes.
In August 2026, the Company’s board of directors authorized the repurchase of shares of the Company’s common stock. During the three months ended September 30, 2026, the Company repurchased 45,272,209 shares of its common stock in privately negotiated transactions for an aggregate purchase price of $158 million at an average price of $3.49 per share,

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
excluding transaction costs of $3 million with an aggregate $161 million recognized in additional paid-in capital. See “Part I - Item 1. Financial Statements - Notes to Condensed Consolidated Financial Statements - Note 9. Shareholders’ Equity” for additional details.

On November 6, 2025, our board of directors declared a distribution of a dividend in the form of warrants to purchase shares of our common stock. On November 21, 2025, a total of 99,295,146 Warrants were issued and distributed to the holders of record of common stock and 2030-A Notes as of the November 18, 2025 record date. The Warrants are initially exercisable only for cash at the applicable exercise price, subject to the Company’s ability to permit net exercise as provided in the applicable warrant agreement. For additional details regarding the Warrant Dividend (as defined herein), see “Part II – Item 8. Financial Statements and Supplementary Data – Notes to Consolidated Financial Statements – Note 11. Shareholders’ Equity” in our Annual Report on Form 10-K for the year ended December 31, 2025.
The table below summarizes the outstanding warrants as of September 30, 2026:

September 30, 2026	Trading Symbol	Exercise Price	Warrants Outstanding
Series K Warrants	OPENW	$9.00	33,092,887
Series A Warrants	OPENL	$13.00	33,097,097
Series Z Warrants	OPENZ	$17.00	33,097,046
Total			99,287,030
We have incurred losses from inception through September 30, 2026, with the exception of net income during the three months ended March 31, 2022 and three months ended June 30, 2023, and we expect to incur additional losses in the future. Our ability to service our debt and fund working capital, business operations and capital expenditures will depend on our ability to generate cash from operating activities, which is subject to our future operating success, and ability to obtain inventory acquisition financing on reasonable terms, which is subject to factors beyond our control, including potential economic recession, rising interest rates, inflation and general economic, political and financial market conditions.
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
We primarily use asset-backed debt, consisting of asset-backed senior debt facilities and asset-backed mezzanine term debt facilities, to provide financing for our real estate inventory purchases and renovations. Our business is capital intensive and maintaining adequate liquidity and capital resources is needed as we continue to scale and accumulate additional inventory. We intend to actively manage our relationships with multiple financial institutions and seek to optimize duration, flexibility, efficiency and cost of funds, but there can be no assurance that we will be able to obtain sufficient capital for our business or to do so on acceptable financial and other terms.
Our asset-backed facilities are each collateralized by a specified pool of assets, consisting of real estate inventory, restricted cash and equity interests in certain consolidated subsidiaries of Opendoor that directly or indirectly own our real estate inventory. The terms of our inventory financing facilities require an Opendoor subsidiary to comply with customary financial covenants, such as maintaining certain levels of liquidity, tangible net worth or leverage (ratio of debt to tangible net worth). As of September 30, 2026, the Company was in compliance with all financial covenants.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Our property financing subsidiaries’ assets and credit generally are not available to satisfy the debts and other obligations of any other Opendoor entities. Our asset-backed debt is generally non-recourse to Opendoor and our subsidiaries that are not party to the relevant financing arrangements, except as described in “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 5. Credit Facilities, Long-Term Debt, and Convertible Notes”.
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
The following table summarizes certain details related to our asset-backed debt as of September 30, 2026 (in millions, except interest rates):

		Outstanding Amount
September 30, 2026	Borrowing Capacity	Current	Non-Current	Weighted- Average Interest Rate	End of Revolving / Withdrawal Period	Final Maturity Date
Asset-backed Debt:
Asset-backed Senior Revolving Credit Facilities
Revolving Facility 2018-2	$1,000	$—	$—	—%	June 25, 2027	June 25, 2027
Revolving Facility 2018-3	750	433	—	6.59%	December 11, 2028	December 11, 2028
Revolving Facility 2019-1	300	172	—	6.70%	February 18, 2028	February 18, 2028
Revolving Facility 2019-2	450	432	—	6.56%	December 2, 2026	October 1, 2027
Revolving Facility 2019-3	300	255	—	6.66%	April 5, 2028	April 4, 2029
Asset-backed Senior Term Debt Facilities
Term Debt Facility 2021-S1	400	100	—	6.43%	February 24, 2027	August 24, 2027
Term Debt Facility 2021-S3	1,000	625	—	3.75%	January 31, 2027	July 31, 2027
Total	$4,200	$2,017	$—
Issuance Costs		(1)	—
Carrying Value		$2,016	$—

Asset-backed Mezzanine Term Debt Facilities
Term Debt Facility 2020-M1	3,000	—	200	12.50%	February 25, 2028	February 25, 2029
Term Debt Facility 2022-M1	250	—	150	12.50%	January 31, 2027	November 1, 2027
Total	$3,250	$—	$350
Issuance Costs			(2)
Carrying Value			$348

Total Asset-backed Debt	$7,450	$2,016	$348
Asset-backed Senior Revolving Credit Facilities
We classify the senior revolving credit facilities as current liabilities on our condensed consolidated balance sheets. In some cases, the borrowing capacity amounts under the asset-backed senior revolving credit facilities as reflected in the table are not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. As of

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
September 30, 2026, we had committed borrowing capacity with respect to asset-backed senior revolving credit facilities of $572 million.
The revolving period end dates and final maturity dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. Certain of our asset-backed senior revolving credit facilities may also have additional extension options that are subject to lender approval that are not reflected in the table above.
Asset-backed Senior Term Debt Facilities
We classify our senior term debt facilities as current or non-current liabilities in our condensed consolidated balance sheets based on the applicable final maturity date. The carrying value of the liabilities is reduced by issuance costs of $1 million. In some cases, the borrowing capacity amounts under the asset-backed senior term debt facilities as reflected in the table are not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. As of September 30, 2026, we had committed borrowing capacity with respect to asset-backed senior term debt facilities of $725 million.
The withdrawal period end dates and final maturity dates reflected in the table above are inclusive of any extensions that are at the sole discretion of the Company. Certain of our asset-backed senior term debt facilities may also have additional extension options that are subject to lender approval that are not reflected in the table above.
Asset-backed Mezzanine Term Debt Facilities
In addition to the asset-backed senior revolving credit facilities and asset-backed senior term debt facilities, we have issued asset-backed mezzanine term debt facilities which are subordinated to the related senior facilities. The borrowing capacity amounts under the asset-backed mezzanine term debt facilities as reflected in the table are not fully committed and any borrowings above the committed amounts are subject to the applicable lender’s discretion. As of September 30, 2026, we had committed borrowing capacity with respect to asset-backed mezzanine term debt facilities of $350 million.
Convertible Senior Notes
In August 2021, we issued the 2026 Notes, which matured on August 15, 2026 and were repaid in full in cash. In May 2025, we issued the 2030-A Notes, and in August 2026, we issued the 2030-B Notes. The table below summarizes certain details related to our Convertible Senior Notes (in millions), as of September 30, 2026:

September 30, 2026	Remaining Aggregate Principal Amount	Unamortized Debt Discount and Issuance Costs	Net Carrying Amount
2030-A Notes	$62	$(3)	$59
2030-B Notes	650	(11)	639
Total Convertible Senior Notes	$712	$(14)	$698
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

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
The following table summarizes the assets and liabilities related to the VIEs consolidated by the Company as well as the assets, liabilities and equity related to Opendoor Technologies Inc. (Parent Company Only) (“Parent Company”) and subsidiaries that are not VIEs, as of September 30, 2026 (in millions):

		VIE	Non-VIE	Total
CURRENT ASSETS:
Cash and cash equivalents		$—	$910	$910
Restricted cash		93	5	98
Escrow receivable		14	—	14
Real estate inventory		2,614	17	2,631
Inventory valuation adjustment		(62)	(1)	(63)
Real estate inventory, net		2,552	16	2,568
Other current assets		7	23	30
Total current assets		2,666	954	3,620
OTHER ASSETS	(1)	—	120	120
TOTAL ASSETS		$2,666	$1,074	$3,740

CURRENT LIABILITIES:
Current asset-backed senior revolving credit		$1,292	$—	$1,292
Current asset-backed senior term debt		724	—	724
Convertible senior notes – current portion		—	59	59
Other current liabilities	(2)	48	31	79
Total current liabilities		2,064	90	2,154
Non-current asset-backed mezzanine term debt		348	—	348
Non-current asset-backed senior term debt		—	—	—
CONVERTIBLE SENIOR NOTES – Net of current portion		—	639	639
LEASE LIABILITIES – Net of current portion		—	6	6
OTHER LIABILITIES		—	1	1
TOTAL LIABILITIES		$2,412	$736	$3,148

SHAREHOLDERS’ EQUITY:		$254	$338	$592
________________
(1)The Company’s consolidated Other Assets include the following assets as shown in the condensed consolidated balance sheets: Property and Equipment - Net, $25 million; Right of Use Assets, $9 million; Goodwill, $7 million; Intangibles - Net, $5 million, and Other Assets, $74 million.
(2)The Company’s consolidated Other Current Liabilities include the following liabilities as shown in the condensed consolidated balance sheets: Accounts Payable and Other Accrued Liabilities, $71 million; Interest Payable, $6 million; and Lease Liabilities – Current, $2 million.

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in millions)	2026	2025
Net cash (used in) provided by operating activities	$(1,796)	$979
Net cash used in investing activities	$(28)	$(9)
Net cash provided by (used in) financing activities	$1,531	$(281)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(293)	$689
Net Cash (Used in) Provided by Operating Activities
Net cash (used in) provided by operating activities was $(1.8) billion and $979 million for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, cash used in operating activities was primarily driven by the $1.7 billion increase in real estate inventory and our net loss, net of non-cash items, of $98 million. For the nine months ended September 30, 2025, cash provided by operating activities was primarily driven by a $1.1 billion decrease in real estate inventory, partially offset by our net loss, net of non-cash items, of $66 million.
Net Cash Used in Investing Activities
Net cash used in investing activities was $(28) million and $(9) million for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, cash used in investing activities consisted of a $13 million increase in property and equipment primarily related to IDSW capitalization, a $10 million increase for the acquisition of certain subsidiaries of Doma Technology LLC, net of cash acquired, and a $5 million increase in non-marketable equity securities. For the nine months ended September 30, 2025, cash used in investing activities consisted of a $9 million increase in property and equipment primarily related to IDSW capitalization, as well as, a $6 million increase in non-marketable equity securities, partially offset by a decrease in marketable securities of $6 million.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by (used in) financing activities was $1.5 billion and $(281) million for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, cash provided by financing activities was primarily attributable to $1.2 billion net proceeds from asset-backed debt and $650 million from the issuance of the 2030-B Notes. The proceeds were partially offset by the repayment of $135 million of outstanding aggregate 2026 Notes, the $53 million purchase of capped calls related to the 2030-B Notes, and the repurchase and retirement of $161 million of common stock. For the nine months ended September 30, 2025, cash used in financing activities was primarily attributable to $584 million net principal payments on asset-backed debt, partially offset by approximately $198 million of total cash proceeds, after commissions, from the issuance of common stock under the at-the-market offering agreement, as well as $75 million of proceeds from the issuance of convertible senior notes, net of discount, and $41 million of proceeds from certain PIPE offerings.
Contractual Obligations and Commitments
Contractual obligations are cash amounts that we are obligated to pay as part of certain contracts that we have entered into during the normal course of business. Other than the issuance of the 2030-B Notes and repayment of the 2026 Notes described above, there have been no material changes outside the ordinary course of business in our commitments under contractual

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
obligations as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. Below is a table that shows our material contractual obligations as of September 30, 2026:

	Payment Due by Year
(in millions)	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Senior revolving credit facilities(1)	$1,314	$1,314	$—	$—	$—
Senior and mezzanine term debt facilities(2)	1,181	794	387	—	—
Convertible senior notes(3)	716	66	—	650	—
Operating leases(4)	10	1	5	4	—
Purchase commitments(5)	620	620	—	—	—
Total	$3,841	$2,795	$392	$654	$—
______________
(1)Represents the principal amounts outstanding as of September 30, 2026. Includes estimated interest payments, calculated using the variable rate in existence at period end over an assumed holding period of 90 days. Borrowings under the senior revolving credit facilities are payable as the related inventory is sold. The payment is expected to be within one year of September 30, 2026.
(2)Represents the principal amounts outstanding as of September 30, 2026 and estimated interest payments assuming the principal balances remain outstanding until maturity. The final maturity dates of the senior and mezzanine term debt facilities vary, as discussed above.
(3)Represents the principal amounts outstanding for the 2030-A Notes assuming conversion within one year (noteholders may convert through December 31, 2026) and the $650 million principal amount of the 2030-B Notes due August 15, 2030, assuming no earlier conversion, redemption or repurchase of the 2030-B Notes. Upon conversion of the 2030-B Notes, the Company may elect to settle in cash, shares of its common stock, or a combination thereof. Actual cash principal payments for the 2030-B Notes could therefore differ from the amount presented. Any principal remaining outstanding at maturity is payable in cash. The 2030-B Notes do not bear regular interest and accordingly no interest payments are included. The 2030-A Notes mature on May 15, 2030, and the 2030-B Notes mature on August 15, 2030. Assuming no conversions total future cash outflows for the convertible senior notes would be as follows:

	Payment Due by Year
(in millions)	Total	Less than 1 year	1 – 3 years	4 – 5 years	More than 5 years
Convertible senior notes	$729	$4	$9	$716	$—
(4)Represents future payments for long-term operating leases that have commenced, or have been executed but not yet commenced, as of September 30, 2026.
(5)As of September 30, 2026, we were under contract to purchase 1,780 homes for an aggregate purchase price of $620 million.
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
We consider an accounting judgment, estimate or assumption to be critical when (1) the estimate or assumption is complex in nature or requires a high degree of judgment and (2) the use of different judgments, estimates and assumptions could have a material impact on the condensed consolidated financial statements. Based on this definition, critical accounting policies and estimates are discussed in “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in the Annual Report on Form 10-K for the year ended December 31, 2025. There have been no significant changes to these critical accounting estimates during the first nine months

OPENDOOR TECHNOLOGIES INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
(Tabular amounts in millions, except share and per share data and ratios, or as noted)
of 2026. In addition, we have other key accounting policies and estimates that are described in “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 1. Description of Business and Accounting Policies” in this Quarterly Report on Form 10-Q.
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
Interest Rate Risk
We are subject to market risk by way of changes in interest rates on borrowings under our inventory financing facilities. As of September 30, 2026, we had total outstanding balances on our asset-backed debt of $2.4 billion, 41% of which was based on a fixed rate with an average duration of 1.2 years and the remaining 59% was based on a floating rate. Total property financing interest expense for the nine months ended September 30, 2026 was $77 million, of which $51 million was fixed and $26 million was floating. Accordingly, fluctuations in market interest rates may increase or decrease our interest expense. We may use interest rate cap derivatives, interest rate swaps or other interest rate hedging instruments to economically hedge and manage interest rate risk with respect to our variable floating rate debt. Many of our floating rate debt facilities also have benchmark rate floors. See “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 5. Credit Facilities, Long-Term Debt, and Convertible Notes” for additional information regarding our inventory financing facilities and fixed and floating interest rates. Assuming no change in the outstanding borrowings on our credit facilities, we estimate that a one percentage point increase in applicable benchmark rates would increase our annual interest expense by approximately $14 million as of September 30, 2026.
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
Since 2022, the Federal Reserve has raised, lowered and again raised the federal funds rate, increasing it sharply in 2022 and 2023, reducing it in 2024 and 2025, and raising it again in September 2026. Changes in monetary policy and expectations for future rates influence mortgage rates. Higher mortgage rates reduce buyers’ purchasing power and can put downward pressure on home prices, while fluctuations in rates can widen the gap between seller price expectations and what buyers can afford. These conditions can slow transactions, extend holding periods, increase holding and financing costs, and adversely affect the resale value of our owned inventory. See “Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Current Housing Environment” for a further discussion of the impact of the elevated federal funds rate on our business.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation, our Chief Executive

OPENDOOR TECHNOLOGIES INC.

Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

OPENDOOR TECHNOLOGIES INC.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item 1 is incorporated herein by reference to the discussion in “Part I – Item 1. Financial Statements – Notes to Condensed Consolidated Financial Statements – Note 17. Commitments and Contingencies – Legal Matters.”
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

OPENDOOR TECHNOLOGIES INC.

In July 2026, the 21st Century ROAD to Housing Act (the “ROAD Act”) was enacted in response to President Trump’s order. Beginning January 7, 2027, it generally prohibits “large institutional investors” from purchasing, or contracting to purchase, single-family homes, subject to certain enumerated “excepted purchases”. These include purchases of homes that are newly constructed, renovated or converted from rental use for sale by a large institutional investor and not rented pending sale. The ROAD Act generally defines a large institutional investor as a for-profit entity engaged, in whole or in part, in the business of investing in, owning, renting, managing or holding single-family homes that, alone or in concert with others, has direct or indirect investment control of at least 350 single-family homes. Homes purchased in excepted purchases after enactment are excluded from that count. Violations may result in civil penalties of up to the greater of $1 million or three times the purchase price of the property involved. The ROAD Act also requires large institutional investors to confirm their status, home counts and home locations to federal authorities annually.
In October 2026, the U.S. Department of the Treasury published a proposed rule to implement the ROAD Act. Among other things, the proposed rule would broadly interpret what it means to be engaged "in the business of" investing in, owning, renting, managing or holding single-family homes. Under the proposal, this would include holding single-family homes for the purpose, in whole or in part, of receiving investment gains or any other type of income or financial gain. The proposed rule includes only a narrow exclusion for holdings that are temporary and incidental to a different bona fide business. It also clarifies the requirements for certain excepted purchases. However, it does not address the exception for homes renovated or otherwise purchased for sale contemplated by the ROAD Act. For example, the ROAD Act exempts purchases of homes that are newly constructed, renovated, or a rental conversion for sale by a large institutional investor, as long as the home is not rented pending sale. The proposed rule is subject to public comment and may change before it is finalized, and Treasury has indicated that it may issue additional rules addressing other excepted purchase categories.
Although we are monitoring the rulemaking process and any final rules or other guidance may differ from the proposed rule, there can be no assurance that we will not be classified as a “large institutional investor” or other restricted entity. If Opendoor is included within the definition of “large institutional investor” and/or not exempted under the final rules, these restrictions could have a significant adverse impact on our ability to buy and sell homes, access GSE programs for financing or securitization purposes, or participate in federal housing programs. Additionally, certain of these proposals may cause originators of residential consumer loans to curtail or potentially cease originating and selling loans collateralized by properties in specific states, which could have an adverse effect on our mortgage business. These and other potential consequences could materially and adversely impact our business, financial condition, and results of operations.
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

OPENDOOR TECHNOLOGIES INC.

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

OPENDOOR TECHNOLOGIES INC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table sets forth information concerning our purchases of common stock for the periods indicated:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1- 31, 2026	—	$—	—	—
August 1 - 31, 2026	45,272,209	$3.49	—	—
September 1 - 30, 2026	—	$—	—	—
Total	45,272,209		—
______________
(1)In August 2026, we repurchased shares of our common stock in privately negotiated transactions through a financial intermediary in connection with the issuance of the 2030-B Notes.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a)     None.
(b)     None.
(c)     The following table describes contracts, instructions or written plans for the sale or purchase of our securities that were intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” by our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) during the three-month period ended September 30, 2026.

Trading Arrangement
	Action	Date	Rule 10b5-1 (1)	Non-Rule 10b5-1 (2)	Maximum Shares to be Sold	Expiration Date
Christy Schwartz (Chief Financial Officer)	Terminate	8/25/2026	X		983,273(3)	7/31/2027
______________
(1)Intended to satisfy the affirmative defense of Rule 10b5-1(c)
(2)Not intended to satisfy the affirmative defense of Rule 10b5-1(c)
(3)At the time of adoption, the maximum number of shares that could be sold was unknown. The Rule 10b5-1 trading arrangement contemplated, as of the adoption date, the sale of up to 859,977 shares of common stock subject to RSUs previously granted to Ms. Schwartz that will vest or vested at various dates between May 15, 2026 and July 15, 2027, 63,701 stock options, and 59,595 shares held directly by Ms. Schwartz. The aggregate number of Ms. Schwartz’s RSU shares that would have been available for sale under the Rule 10b5-1 trading arrangement was not determinable because

OPENDOOR TECHNOLOGIES INC.

the shares available would be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards.

Item 6. Exhibits.
The following is a list of exhibits filed as part of this Quarterly Report on Form 10-Q.

Exhibit No.		Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1		Certificate of Incorporation of Opendoor Technologies Inc.	8-K	001-39253	3.1	12/18/2020
3.2		Amended and Restated Bylaws of Opendoor Technologies Inc.	8-K	001-39253	3.1	01/24/2023
4.1		Specimen Common Stock Certificate of Opendoor Technologies Inc.	S-4/A	333-249302	4.5	11/06/2020
4.2		Warrant Agreement, dated July 28, 2022, between Opendoor Technologies Inc. and Zillow, Inc.	8-K	001-39253	99.2	08/05/2022
4.3		Warrant Agreement (including Form of Warrant), dated November 21, 2025, by and between Opendoor Technologies Inc. and Equiniti Trust Company, LLC, as Warrant Agent	8-K	001-39253	4.1	11/21/2025
4.4		Indenture, dated as of May 16, 2025, between Opendoor Technologies Inc. and U.S. Bank Trust Company, National Association as Trustee	8-K	001-39253	4.1	05/19/2025
4.5		Form of 7.000% Convertible Senior Notes due 2030	8-K	001-39253	Exhibit A to 4.1	05/19/2025
4.6		Indenture, dated as of August 19, 2026, between Opendoor Technologies Inc. and U.S. Bank Trust Company, National Association, as Trustee	8-K	001-39253	4.1	08/19/2026
4.7		Form of 0.00% Convertible Senior Notes due 2030	8-K	001-39253	Exhibit A to 4.1	08/19/2026
10.1	#	Non-U.S. Offering Document to the Opendoor Technologies Inc. 2020 Employee Stock Purchase Plan					*
10.2	#	Transition Agreement, dated as of October 21, 2026, by and between Opendoor Technologies Inc., Opendoor Operations Canada Inc. and Lucas Matheson					*
10.3		Form of Subscription Agreement for 0.00% Convertible Senior Notes due 2030 of Opendoor Technologies Inc.	8-K	001-39253	10.1	08/13/2026
10.4		Form of Capped Call Confirmation for 0.00% Convertible Senior Notes due 2030 of Opendoor Technologies Inc.	8-K	001-39253	10.2	08/13/2026
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1		Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS		Inline XBRL Instance Document - the instance document does not appear in the Interactive Data file because its XBRL tags are embedded within the Inline XBRL document					*

OPENDOOR TECHNOLOGIES INC.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	*
104	Cover Page Interactive Data File (as formatted as Inline XBRL and contained in Exhibit 101)	*
________________
*    Filed herewith.
**    Furnished herewith.
#    Indicates management contract or compensatory plan.

OPENDOOR TECHNOLOGIES INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OPENDOOR TECHNOLOGIES INC.

Date:	November 05, 2026	By:	/s/ Kaz Nejatian

			Name:	Kaz Nejatian
			Title:	Chief Executive Officer
(Principal Executive Officer)

Date:	November 05, 2026	By:	/s/ Christy Schwartz

			Name:	Christy Schwartz
			Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)